Form 10-Q
period 2015-06-30
Spiral Energy Tech., Inc.
filed 2015-08-06
CIK 1552189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2015

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 333-183360

SPIRAL ENERGY TECH., INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	27-2181718
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation)	Identification Number)

5510 Merrick Road
Massapequa, NY	11758
(Address of Principal Executive Offices)	(Zip Code)

(516) 659-7558
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by checkmark whether the Registrant has submitted electronically and posted on its corporate website, if any, any Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (Section 232.405) of this chapter during the preceding 12 months or for such shorter period that the Registrant was required to submit and post such files. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The registrant had 15,144,885 shares of Common Stock, par value $.0001 par value per share, outstanding as of August 4, 2015.

-i-

ITEM 1                      Financial Statements.

Spiral Energy Tech, Inc.
Condensed Balance Sheets

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$32,606	$41,692
Accounts receivable, net allowance for doubtful accounts of $0 and $0, respectively	-	1,491
Due from related parties	8,153	6,115
Investment in marketable securities	25	805
Prepaid expenses	1,617	4,167
Deferred tax	3,465	3,201
Total current assets	45,866	57,471

Property and equipment, net of accumulated depreciation of $1,412 and $4,661, respectively.	1,955	23,706
Intellectual property, net	3,630	3,630

TOTAL ASSETS	$51,451	$84,807

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current Liabilities
Accounts payable	$53,404	$32,043
Accrued expenses	-	7,000
Total Current Liabilities	53,404	39,043

TOTAL LIABILITIES	53,404	39,043

Stockholders' (Deficit) Equity
Preferred stock: 50,000,000 authorized; $0.0001 par value 0 shares issued and outstanding	-	-
Common stock: 200,000,000 shares authorized; $0.0001 par value 15,144,885 shares issued and outstanding, respectively	1,514	1,514
Additional paid-in capital	599,229	429,442
Accumulated other comprehensive loss	(6,725)	(6,210)
Accumulated deficit	(595,971)	(378,982)
Total Stockholders' (Deficit) Equity	(1,953)	45,764

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$51,451	$84,807

The accompanying notes are an integral part of these unaudited condensed financial statements.

Spiral Energy Tech, Inc.
Condensed Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues	$-	$213	$213	$426

Operating Expenses
General and administration	35,725	13,078	59,773	90,919
Professional	44,046	3,800	83,413	13,555
Research and development	52,265	-	52,265	-
Impairment on equipment	20,625	-	20,625	-
Depreciation and amortization	520	437	1,126	873
Total operating expenses	153,181	17,315	217,202	105,347

Net loss from operations	(153,181)	(17,102)	(216,989)	(104,921)

Other Income
Other income	-	9,436	-	9,436
Gain on sale of marketable securities	-	-	-	114,251
Total other income	-	9,436	-	123,687

Net (loss) income before income taxes	(153,181)	(7,666)	(216,989)	18,766

Net (Loss) Income	$(153,181)	$(7,666)	$(216,989)	$18,766

Other comprehensive loss, net of tax	(13)	(2,181)	(515)	(108,030)

Total Comprehensive Loss	$(153,194)	$(9,847)	$(217,504)	$(89,264)

Basic and Diluted (Loss) Income per Common Share	$(0.01)	$(0.00)	$(0.01)	$0.00

Weighted Average Number of Common Shares Outstanding	15,144,885	11,208,304	15,144,885	11,208,304

The accompanying notes are an integral part of these unaudited condensed financial statements.

Spiral Energy Tech, Inc.
Condensed Statements of Cash Flows
(Unaudited)
	Six Months Ended June 30,
	2015	2014
Cash Flows From Operating Activities:
Net (loss) income	$(216,989)	$18,766
Adjustments to reconcile net (loss) income to cash used in operations:
Depreciation and amortization	1,126	873
Expenses incurred on behalf of a parent company	(310,108)	-
Bad debt	1,704	-
Impairment on equipment	20,625	-
Gain on sale of marketable securities	-	(114,251)
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	(213)	(426)
Due from related parties	(2,038)	-
Prepaid expenses	2,550	(1,000)
Increase (decrease) in operating liabilities:
Accounts payable	21,361	4,039
Accrued expenses	(7,000)	(3,000)
Net Cash Used In Operating Activities	(488,982)	(94,999)

Cash Flows From Investing Activities:
Acquisition of property and equipment	-	(4,500)
Net Cash Used In Investing Activities	-	(4,500)

Cash Flows From Financing Activities:
Proceeds from sale of marketable securities	-	165,326
Proceeds from related party (contributed capital)	479,896	-
Net Cash Provided By Financing Activities	479,896	165,326

Net (decrease) increase in cash and cash equivalents	(9,086)	65,827
Cash and cash equivalents at beginning of period	41,692	35,499

Cash and cash equivalents at end of period	$32,606	$101,326

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Spiral Energy Tech, Inc.
Notes to Unaudited Condensed Financial Statements
June 30, 2015

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by accounting principles generally accepted in the United States. The financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s General form for registration of securities under the Securities Act of 1933 on Form S-1/A for the fiscal year ended December 31, 2014 originally filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2015. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for fair presentation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates that are particularly susceptible to change include assumptions used in determining the fair value of securities owned or issued and non-readily marketable securities.

The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the entire year or for any other period.

We adopted early application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements effective June 30, 2014, therefore, inception-to-date information and other remaining disclosure requirements of Topic 915 is not presented or disclosed.

NOTE 2. BUSINESS DESCRIPTION AND GOING CONCERN

Organization and Business Description

Spiral Energy Tech, Inc. (f/k/a Solid Solar Energy, Inc.) (“Spiral”, “our”, “us”, “we” or the “Company”) was incorporated on January 18, 2008 in the State of Nevada as a for-profit Company. On May 16, 2013, we filed a certificate of amendment to the Company’s amended and restated articles of incorporation to change our name to “Spiral Energy Tech., Inc.” from Solid Solar Energy, Inc.

Our primary focus is developing and commercializing our proprietary SkyPorts drone support and Energy Demand Network (“EDEN”) technology. This technology seeks to permit a drone to operate predictably many miles outside of a “home range” limitation, defined by the drone’s finite battery power, by allowing for a flight path of numerous stops (or waypoints) at recharging stations along the way, thus extending the limit of the drone’s useful range. Currently, we do not plan to build or design any drones or autonomous vehicles; rather we intend to employ our technology in non-military drones manufactured by third party commercial manufacturers.

We have filed patents for technology related to SkyPorts and EDEN technology as follows:

•	US Provisional patent application No. 62/075,317; Drone Recharging Station and Method of Networking

•	US Provisional patent application No. 62/145,216; Controlling Autonomous UAV Delivery Based Fleet Services

Also, we are engaged in developing and commercializing our XTRAX® remote monitoring system, designed to measure the production of solar and other renewable energy systems and to enable transmission of the data via the cellular and radio frequency network (and potentially via microwave transmission network or satellite).  On April 25, 2013, we purchased the patents and trademarks relating to the XTRAX® remote monitoring system from Carbon 612 Corporation and one of its creditors. On May 13, 2013, we entered into an agreement with a patent assertion entity, pursuant to which we sold Endeavor the XTRAX® patents and obtained a perpetual, royalty-free, irrevocable, non-exclusive and worldwide license to develop, distribute and sell the products and services covered by the patents and to a portion of the revenues generated by patent enforcement activities. Our principal revenue during the period covered by this report has been amounts paid related to settlement of patent enforcement actions.

Our core business strategy is to employ our technology in non-military, commercial drones, targeting the enthusiast and commercial application market sector. We intend to obtain revenues from partnerships and joint ventures with drone manufacturers and being compensated for customization, research and development of our technology. Our principal activities to date have been focused on design, research and development. Currently, we are not generating revenue from our SkyPorts and EDEN drone technology or from the XTRAX® remote monitoring system.

As of June 30, 2015, we had no products available for sale. There can be no assurance that our technology will be commercially successful. In addition, we operate in an environment of rapid change in technology and are dependent upon the continued services of our current employees, consultants and subcontractors.

Since our inception in 2008, we have generated losses from operations. We have limited capital resources and operations since inception have been funded with the proceeds from equity financings, capital provided from our major shareholder and license fee arrangements. As of June 30, 2015, we had approximately $32,600 of cash and cash equivalents. We anticipate that our existing capital resources will enable us to continue operations for the next several months. In order to continue as a going concern beyond such time, we will need, among other things, additional capital resources.  Our plan to obtain such resources includes obtaining capital from existing shareholders and third parties, and fees for developmental activities.  However, we cannot provide any assurance that we will be successful in obtaining such funds. In addition, profitability will ultimately depend upon the level of revenues received from business operations and there is no assurance that we will attain profitability.

These financial statements are presented on the basis that we will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business. No adjustment has been made to the carrying amount and classification of our assets and the carrying amount of our liabilities based on the going concern uncertainty. We have considered ASU 2014-15 in consideration of reporting requirements of the going concern financial statements.

The Company’s headquarters are located at 5510 Merrick Road, Massapequa, New York 11758.  The elected year end is December 31.

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying value of those investments approximates their fair market value due to their short maturity and liquidity. Cash and cash equivalents include cash on hand and amounts on deposit with financial institutions, which amounts may at times exceed federally insured limits. We have not experienced any losses on such accounts and we do not believe we are exposed to any significant credit risk.

Cash and cash equivalents were $32,606 and $41,692 at June 30, 2015 and December 31, 2014, respectively.

Fair Value Measurements

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820, “Fair Value Measurements and Disclosures,” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities

•
Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

	As of June 30, 2015
		Fair Value Measurement Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
Investments in Marketable Securities, available for sale:	$25	$25	$-	$-	$25

Total:	$25	$25	$-	$-	$25

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Marketable Securities

The Company’s marketable equity securities have been classified and accounted for as available-for-sale.  Management determines the appropriate classification of its investments at the time of purchase and reevaluates the designations at each balance sheet date.  We classify our marketable equity securities as either short-term or long-term based on the nature of each security and its availability for use in current operations.  The Company’s marketable equity securities are carried at fair value, with the unrealized gains or losses reported as a component of shareholder’s equity.

Adjustments resulting from the change in fair value, included in accumulated other comprehensive income in shareholder’s equity, were loss, net of tax, of $515 and $108,030 as of June 30, 2015 and 2014, respectively.

Long-Lived Assets Including Other Acquired Intangible Assets

Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives, which is between 3 years for computer equipment and 5-20 years for production equipment.   The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon our most recent analysis, we recognized an impairment of $20,625 of property and equipment for the three and six months ended June 30, 2015.

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable.  When required impairment losses on assets to be held and used are recognized based on the fair value of the asset.  The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required.  If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.  When fair values are not available, we estimate fair value by using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.  We recognized impairment losses of $20,625 for the three and six months ended June 30, 2015.

Revenue Recognition

We recognize revenue when it is realized or realizable and estimable in accordance with ASC 605, “Revenue Recognition”.

Advertising Costs

Advertising costs are expensed as incurred.  No advertising costs were incurred for the periods ending June 30, 2015 and 2014.

Research and Development Expenses

We follow ASC 730-10, “Research and Development,” and expense research and development costs when incurred.  Accordingly, third-party research and development costs, including designing, prototyping and testing of product, are expensed when the contracted work has been performed or milestone results have been achieved. Indirect costs are allocated based on percentage usage related to the research and development. Research and development costs of $52,265 and $0 were incurred for the three and six months ending June 30, 2015 and 2014, respectively.

Related Parties

We follow ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions.

Stock-Based Compensation Expenses

ASC 718, “Compensation – Stock Compensation” prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired.  Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments, such as employee stock ownership plans and stock appreciation rights.  Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

We account for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity – Based Payments to Non-Employees.”  Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Share-based expense totaled $0 for the periods ending June 30, 2015 and 2014, respectively.

Deferred Income Taxes and Valuation Allowance

We account for income taxes under ASC 740 “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Deferred tax assets totaled $3,465 and $3,201 as of June 30, 2015 and December 31, 2014, respectively.

Earnings per Share

We compute basic and diluted earnings per share amounts in accordance with ASC Topic 260, “Earnings per Share.” Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.

As of June 30, 2015 and 2014, the Company had no dilutive potential common shares.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company is required to record all components of comprehensive income (loss) in the financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), net of their related tax effect, arrived at a comprehensive income (loss).  Other comprehensive loss was $515 and $108,030 for the six months ended June 30, 2015 and 2014, respectively and $13 and $2,181 for the three months ended June 30, 2015 and 2014, respectively.

Restricted Stock

The Company issues restricted stock to consultants for various services. Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is measurable more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.

Recent Accounting Pronouncements

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. We have carefully considered the new pronouncements that alter previous generally accepted accounting principles and do not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management.

NOTE 4. MARKETABLE SECURITIES

The following table shows the Company’s available-for-sale security, received from Endeavor, as of June 30, 2015:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
ENIP – 50,000 common shares:	$10,215	$-	$10,190	$25

NOTE 5. PROPERTY AND EQUIPMENT

Property consists of equipment purchased for the production of revenues.  The following table shows the Company’s property and equipment as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014	Estimated Service Lives in Years
Production equipment	$900	$25,900	5
Office and computer	2,467	2,467	3
Total property and equipment	3,367	28,367
Less accumulated depreciation	1,412	4,661
Property and equipment, net	$1,955	$23,706

Assets are depreciated over there useful lives when placed in service.  Depreciation expense was $1,126 and $873 for the six months ended June 30, 2015 and 2014, respectively and $520 and $437 for the three months ended June 30, 2015 and 2014, respectively.

We recognized an impairment loss of $20,625 on production equipment for the three and six months ended June 30, 2015.

NOTE 6. INCOME TAXES

As of December 31, 2014, the Company has a deferred tax asset, resulting from benefits of net operating loss carry forward generated from inception, which expire in varying amounts between 2031 and 2034.  Management believes it is more likely than not that the deferred tax assets will not be realized. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize deferred tax assets through future operations.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net income (loss) before provision for income taxes. As of June 30, 2015, there was approximately $73,800 in deferred tax assets, which were off-set by an equal valuation allowance.

The Company has not taken positions contrary to the Internal Revenue Code, however, the tax years of 2011 through 2014 remain subject to audit by the Internal Revenue Service.

As of June 30, 2015 and December 31, 2014 the Company had a deferred tax asset of $3,465 and $3,201, respectively, attributable to the valuations (unrealized) of the marketable securities available for sale.

NOTE 7. EQUITY TRANSACTIONS

Preferred Stock

The Company’s authorized preferred stock consists of 50,000,000 shares with a par value of $0.0001. There was no preferred stock issued and outstanding as of June 30, 2015 and December 31, 2014.

Common Stock

The Company’s authorized common stock consists of 200,000,000 shares with a par value of $0.0001. There were 15,144,885 common shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively.

There were no issuances of shares of Common Stock during the six month period ended June 30, 2015.

Warrants and Options

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table details the changes in accumulated other comprehensive income (“AOCI”) for the period ended June 30, 2015:

Accumulated Other Comprehensive Loss
Balance at December 31, 2014:	$(6,210)
Other comprehensive loss on available-for-sale securities, net of tax:	(515)
Balance at June 30, 2015	$(6,725)

The following table illustrates the disclosure of the tax effects allocated to each component of other comprehensive income, for the period ended June 30, 2015:

	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
Unrealized loss on available-for-sale securities:	$(10,190)	$3,465	$(6,725)

NOTE 9. COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time the Company may become a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 10. RELATED PARTY CONSIDERATIONS

Some of the officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. We have not formulated a policy for the resolution of such conflicts.

We do not have employment contracts with our key employees, including the officers of the Company.

In September 2014, we issued to Mr. Ezra Green, our Chief Executive Officer, 1,000,000 shares of common stock for $52,200.

During the period ended June 30, 2015 and the year ended December 31, 2014, Ezra Green, our Chief Executive Officer and director, received cash and stock-based compensation in the amount of $0 and $187,290, respectively.

In July 2014, we paid Paradox $1,048 as a commission for royalty revenues of $10,485 that we received in June 2014.

In September 2014, the Company issued 2,000,000 shares of our common stock to Mr. Bhansali, a former officer of the Company, for services valued at $200.

During the six month period ended June 30, 2015, we received $479,896 from Fuse Science, Inc. (“Fuse”) and paid $310,108 of expenses on behalf of Fuse, which as of June 30, 2015, owned 51% of Spiral shares. The difference is recorded as contributed capital.

NOTE 11. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued and determined there are no additional items to disclose, except as follows:

On July 21, 2015 the Company acquired Provisional Patent No. 62/145,216 “CONTROLLING  AUTONOMOUS  UAV DELIVERY BASED FLEET SERVICES” from an affiliate of our founding stockholders pursuant to a Patent Purchase Agreement dated as of July 21, 2015  in consideration of 4,500,000 shares of our common stock, which were contributed by our majority stockholder.

ITEM 2. MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations contains information that management believes is relevant to an assessment and understanding of our results of operations. You should read this discussion in conjunction with the Financial Statements and Notes included elsewhere in this report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s General form for registration of securities under the Securities Act of 1933 on Form S-1/A for the fiscal year ended December 31, 2014 originally filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2015. Certain statements set forth below constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. See “Special Note Regarding Forward-Looking Statements”. References to “Spiral,” the “Company,” “we,” “us” and “our” refer to Spiral Energy Tech, Inc.

General

We are a technology company engaged in the development and commercialization of our proprietary SkyPorts drone support and Energy Demand Network, or (“EDEN”) technology. This technology seeks to permit a drone to operate predictably many miles outside of a “home range” limitation, defined by the drone’s finite battery power, by allowing for a flight path of numerous stops (or waypoints) at recharging stations along the way, thus extending the drone’s useful range. Currently, we do not plan to build or design any drones or autonomous vehicles; rather we intend to employ our technology in non-military drones manufactured by existing third party commercial manufacturers.

Also, we are engaged in developing and commercializing our XTRAX® remote monitoring system, designed to measure the production of solar and other renewable energy systems and to enable transmission of the data via the cellular and radio frequency network (and potentially via microwave transmission network or satellite). On April 25, 2013, we purchased the patents and trademarks relating to the XTRAX® remote monitoring system from Carbon 612 Corporation and one of its creditors. On May 13, 2013, we entered into an agreement with a patent assertion entity, pursuant to which we sold the XTRAX® patents. As a result of the agreement, the and Company obtained a perpetual royalty-free, irrevocable, non-exclusive and worldwide license to develop, distribute and sell the products and services covered by the patents and to obtain a portion of the revenues generated by Endeavor’s patent enforcement activities. Our principal revenue during the period covered by this report has been amounts paid related to settlement of patent enforcement actions.

Our core business strategy is to employ our technology in non-military, commercial drones, targeting the enthusiast and commercial application market sector.  We intend to obtain revenues from partnerships and joint ventures with drone manufacturers and being compensated for customization, research and development of our technology. Our principal activities to date have been focused on design, research and development. Other than license fees from its patents sold to Endeavor, Spiral does not presently generate generating revenue from either its SkyPorts or EDEN drone technology or from the XTRAX® remote monitoring system.

Results of Operations

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014:

	Three Months Ended
	June 30,
	2015	2014	change
Revenue	$-	$213	$(213)
Operating expenses	$153,181	$17,315	$135,866

Net loss from operations	$(153,181)	$(17,102)	$(136,079)
Other income	$-	$9,436	$(9,436)

Net loss	$(153,181)	$(7,666)	$(145,515)

The Company had revenue of $0 for the three month period ended June 30, 2015, as compared to $213 for the three month period ended June 30, 2014.  The decrease in revenue is because as of April 1, 2015, management decided to abandon its claim to any future income from the single solar photovoltaic system installed by the Company in a residential home. Pursuant to a residential power plan solar customer agreement with the owner of the residence, the Company had been entitled to approximately $71 per month ($213 per three month period). As of April 1, 2015, management decided to abandon efforts to collect past or future amounts due under the solar power customer agreement and to write off the carrying cost of the associated fixed asset.

Operating expenses increased by $135,866, from $17,315 for the three months ended June 30, 2014 to $153,181 for the comparable period ended June 30, 2015. The difference primarily is attributable to: an increase in professional and compliance fees of approximately $40,000 resulting from the filing of a registration statement with the SEC and associated “public company” activities; an increase in R&D expense of approximately $52,000 related to engineering design fees incurred in the quarter ended June 30, 2015; an increase in impairment of fixed assets of approximately $20,000 and bad debt expense of $1,917 attributable to the decision to abandon efforts to collect past or future amounts due under the solar power customer agreement and to write off the carrying value of the associated solar equipment; and an increase general and administration expenses of approximately $22,000 resulting from an increase in office rental expense of $4,650, insurance expense of $4,800, website costs of $4,500, and management fees of $4,200.

As a result of the foregoing, we generated an operating loss of $153,181 for the three month period ended June 30, 2015 as compared to an operating loss of $17,102 for the three month period ended June 30, 2014, a change of $136,079.

The Company had Other Income of $0 for the three month period ended June 30, 2015, as compared to $9,436 for the three month period ended June 30, 2014. The decrease in other income is attributable to receipt of Endeavor license fees of $9,436 in 2014. The Company has not received any Endeavor license fees in 2015.

 As a result of the foregoing, we generated a net loss of $153,181 for the three month period ended June 30, 2015 as compared to a net loss of $7,666 for the three month period ended June 30, 2014, a change of $145,515.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014:

	Six Months Ended
	June 30,
	2015	2014	change
Revenue	$213	$426	$(213)
Operating expenses	$217,202	$105,347	$111,855

Net loss from operations	$(216,989)	$(104,921)	$(112,068)
Other income	$-	$123,687	$(123,687)

Net (loss) income	$(216,989)	$18,766	$(235,755)

Revenue decreased by $213, from $426 for the six month period ended June 30, 2014 to $213 for the comparable period ended June 30, 2015. The $213 of revenue recognized in the six month period ended June 30, 2015 was earned in the first three months of such period. As of April 1, 2015, management decided to abandon its claim to any future income from the single solar photovoltaic system installed by the Company in a residential home. Pursuant to a residential power plan solar customer agreement with the owner of the residence, the Company had been entitled to approximately $71 per month ($213 per three month period). As of April 1, 2015, management decided to abandon efforts to collect past or future amounts due under the solar power customer agreement and to write off the carrying cost of the associated fixed asset.

Operating expenses increased by approximately $111,855, from $105,347 for the six month period ended June 30, 2014 to $217,202 for the comparable period ended June 30, 2015. The difference primarily is attributable to: an increase in professional and compliance fees of approximately $70,000 resulting from the filing of a registration statement with the SEC and associated “public company” activities; an increase in R&D expense of approximately $52,000 related to engineering design fees incurred in the quarter ended June 30, 2015; an increase in impairment of fixed assets of approximately $20,000 and bad debt expense of $1,917 attributable to the decision to abandon efforts to collect past or future amounts due under the solar power customer agreement and to write off the carrying value of the associated solar equipment; partially offset by a reduction in General & Administrative expense of approximately $31,000 resulting from a decrease in management fees of approximately $59,000, which was offset by an increases in travel expenses of approximately $2,700, website costs of $4,500, office rent expense of $9,500, and insurance expense of $8,000.

As a result of the foregoing, we generated an operating loss of $216,989 for the six month period ended June 30, 2015 as compared to an operating loss of $104,921 for the six month period ended June 30, 2014, a change of $112,068.

Other income decreased by $123,687 for the six month period ended June 30, 2014 to $0 for the comparable period ended June 30, 2015. The decrease of $123,687 was due to sales of marketable securities of $114,251 and Endeavor license fees of $9,436 in 2014, which did not reoccur in 2015.

As a result of the foregoing, we generated a net loss of $216,989 for the six month period ended June 30, 2015 as compared to net income of $18,766 for the six month period ended June 30, 2014, a change of $235,755.

Liquidity and Capital Resources

Since our inception in 2008, we have generated losses from operations. As of June 30, 2015, our accumulated deficit was $595,971.  Our loss from operations for the six month periods ended June 30, 2015 and 2014 was $216,989 and $104,921, respectively. Our cash used in operations was $488,982 and $94,999 for the six months ended June 30, 2015 and 2014, respectively. Our Stockholders’ deficit was $1,953 as of June 30, 2015.

We have limited capital resources and operations since inception have been funded with the proceeds from equity financings and license fee arrangements. As of June 30, 2015, we had approximately $32,600 of cash and cash equivalents. We anticipate that our existing capital resources will enable us to continue operations for the next several months. In order to continue as a going concern beyond such time, we will need, among other things, additional capital resources.  Our plan to obtain such resources includes obtaining capital from management and significant stockholders sufficient to meet minimal operating expenses.  However, we cannot provide any assurance that we will be successful in obtaining such funds. In addition, profitability will ultimately depend upon the level of revenues received from business operations and there is no assurance that we will attain profitability.

The audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2014 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

As of June 30, 2015, we had no material off-balance sheet arrangements.

In the normal course of business, we may be confronted with issues or events that may result in a contingent liability. These generally relate to lawsuits, claims or the actions of various regulatory agencies. We consult with counsel and other appropriate experts to assess the claim. If, in our opinion, we have incurred a probable loss as set forth by accounting principles generally accepted in the United States, an estimate is made of the loss and the appropriate accounting entries are reflected in our financial statements. After consultation with legal counsel, we do not anticipate that liabilities arising out of currently pending or threatened lawsuits and claims will have a material adverse effect on our financial position, results of operations or cash flows.

Critical Accounting Estimates and New Accounting Pronouncements

Critical Accounting Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts and related disclosures in the financial statements. Management considers an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made, and changes in the estimate or different estimates that could have been selected could have a material impact on our results of operations or financial condition.

 Long-lived Assets.  Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. We recognized  impairment losses of $20,625 for the three and six months ended June 30, 2015.

Application of Significant Accounting Policies

Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may, therefore, not be comparable to those of companies that comply with such new or revised accounting standards.

Recent Accounting Pronouncements

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the Company’s principal executive and financial officers, have not yet conducted an evaluation of the design and effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Our CEO and CFO believe that as of June 30, 2015, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The conclusion was due to the presence of the following material weaknesses in disclosure controls and procedures due to our small size and limited resources: (i) inadequate segregation of duties and effective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both U.S. GAAP and SEC Guidelines; (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; and (iv) no written whistleblower policy.

Our CEO and CFO plan to review and implement appropriate disclosure controls and procedures to remediate these material weaknesses, including (i) appointing additional qualified personnel to address inadequate segregation of duties and ineffective risk management; (ii) adopting sufficient written policies and procedures for accounting and financial reporting and a whistle blower policy; and (iii) implementing sufficient security and restricted access measures regarding our computer systems and implement a disaster recovery plan.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings.

We are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 1A. Risk Factors.

Not required for smaller reporting companies.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 4, 2012, the Company issued 14,163,683 shares of restricted common stock to Mr. Bhansali, and on July 30, 2012, we issued an additional 85,824,470 shares of restricted common stock to Mr. Bhansali. The terms of the grants were such that all shares shall vest upon the occurrence of certain qualifying events related to a merger or reorganization of the Company or certain acquisitions or dispositions of the Company’s assets. On September 8, 2014, the share grants were cancelled and no shares were issued.

On April 25, 2013, the Company issued 1,652,430 common shares at approximately $0.052 per share, for the purchase of patents and other assets totaling $86,214.

On September 2, 2014, the Company issued 1,000,000 shares of common stock to Ezra Green as compensation for services and issued 50,000 shares of common stock to a vendor as compensation for services.

On September 8, 2014, the Company issued 2,000,000 shares of common stock to Mr. Bhansali as compensation for services.

On October 1, 2014, in connection with the Merger, (i) 99,988,153 shares previously issued to our former Officer, Mr. Bhansali, were surrendered as part of a termination agreement, which paid Mr. Bhansali $30,000 and 10,000 shares of common stock of Fuse Science, Inc. under Fuse’s 2014 Equity Incentive Plan, valued at $3,300. (ii) 7,723,892 shares, or 51% of the Company’s issued and outstanding shares immediately prior to the Merger (calculated on a pro rata basis among the shareholders of the Company immediately prior to the effective time of the Merger), were cancelled and (iii) the Company issued 7,723,892 shares of common stock to Fuse, which represented 51% of the Company’s issued and outstanding common stock at the close of the Merger.

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

ITEM 3. Defaults upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. OTHER

On August 5, 2015, Mr. Elliot Maza, JD, CPA, joined the Company as Consulting Chief Financial Officer on a part time basis. Currently, Mr. Maza serves as Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of Intellect Neurosciences, Inc. a biotechnology company focused on developing therapeutics for neurological diseases. He has been employed in various management positions at Intellect Neurosciences, Inc. since May 2006. From December 2003 to May 2006 Mr. Maza was Chief Financial Officer of Emisphere Technologies, Inc., a publicly held biopharmaceutical company specializing in oral drug delivery. He was a partner at Ernst and Young LLP from March 1999 to December 2003 and served as a Vice President at Goldman Sachs, Inc., JP Morgan Securities, Inc. and Bankers Trust Securities, Inc. at various times during March 1991 to March 1999. Mr. Maza was an investment banking associate at Goldman Sachs, Inc. from April 1989 to March 1991. Mr. Maza practiced law at Sullivan and Cromwell in New York from September 1985 to April 1989.

ITEM 6. EXHIBITS

10.1*	Patent Purchase Agreement dated as of July 21, 2015 by and among Fuse Science, Inc., Spiral Energy Tech., Inc. and Quest Document Solutions, LLC.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1*	Certification of Principal Executive Officer pursuant to Rule 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2*	Certification of Chief Financial Officer pursuant to Rule 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith
** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 5, 2015	Spiral Energy Tech, Inc.

/s/ Ezra J. Green
Ezra J. Green
Chief Executive Officer