Form 10-Q
period 2015-09-30
Spiral Energy Tech., Inc.
filed 2015-11-06
CIK 1552189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2015

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 333-183360

SPIRAL ENERGY TECH., INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	27-1085858
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

5510 Merrick Road
Massapequa, NY	11758
(Address of Principal Executive Offices)	(Zip Code)

(516) 659-7558
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by checkmark whether the Registrant has submitted electronically and posted on its corporate website, if any, any Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (Section 232.405) of this chapter during the preceding 12 months or for such shorter period that the Registrant was required to submit and post such files. Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The registrant had 15,144,885 shares of Common Stock, par value $0.0001 par value per share, outstanding as of November 4, 2015.

i

ITEM 1                      Financial Statements.
Spiral Energy Tech, Inc.
Condensed Balance Sheets

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$11,710	$41,692
Accounts receivable, net allowance for doubtful accounts of $0 and $0, respectively	-	1,491
Due from related parties	9,731	6,115
Investment in marketable securities	15	805
Prepaid expenses	1,617	4,167
Deferred tax	-	3,201
Total current assets	23,073	57,471

Property and equipment, net of accumulated depreciation of $1,663 and $4,661, respectively.	1,704	23,706
Intellectual property, net	4,080	3,630

TOTAL ASSETS	$28,857	$84,807

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current Liabilities
Accounts payable	$94,820	$32,043
Accrued expenses	-	7,000
Total Current Liabilities	94,820	39,043

TOTAL LIABILITIES	94,820	39,043

Stockholders' (Deficit) Equity
Preferred stock: 50,000,000 authorized; $0.0001 par value 0 shares issued and outstanding	-	-
Common stock: 200,000,000 shares authorized; $0.0001 par value 15,144,885 shares issued and outstanding, respectively	1,514	1,514
Additional paid-in capital	641,122	429,442
Accumulated other comprehensive loss	-	(6,210)
Accumulated deficit	(708,599)	(378,982)
Total Stockholders' (Deficit) Equity	(65,963)	45,764

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$28,857	$84,807

The accompanying notes are an integral part of these unaudited condensed financial statements.

Spiral Energy Tech, Inc.
Condensed Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues	$-	$213	$213	$639

Operating Expenses
Stock-based compensation	-	55,010	-	55,010
General and administration	31,353	4,160	91,126	95,078
Professional	45,745	15,497	129,158	29,052
Research and development	25,079	-	77,344	-
Impairment on equipment	-	-	20,625	-
Depreciation and amortization	251	437	1,377	1,310
Total operating expenses	102,428	75,104	319,630	180,450

Net loss from operations	(102,428)	(74,891)	(319,417)	(179,811)

Other Income (loss)
Other income	-	-	-	9,436
Gain on sale of marketable securities	-	-	-	114,251
Impairment on marketable securities	(10,200)	-	(10,200)	-
Total other (loss) income	(10,200)	-	(10,200)	123,687

Net loss before income taxes	(112,628)	(74,891)	(329,617)	(56,124)
Provision for income tax	-	-	-	-

Net Loss	$(112,628)	$(74,891)	$(329,617)	$(56,124)

Other comprehensive loss, net of tax	515	(79)	-	(108,109)

Total Comprehensive Loss	$(112,113)	$(74,970)	$(329,617)	$(164,233)

Basic and Diluted Loss per Common Share	$(0.01)	$(0.01)	$(0.02)	$(0.00)

Weighted Average Number of Common Shares Outstanding	15,144,885	12,514,950	15,144,885	12,269,415

The accompanying notes are an integral part of these unaudited condensed financial statements.

Spiral Energy Tech, Inc.
Condensed Statements of Cash Flows
(Unaudited)
	Nine Months Ended September 30,
	2015	2014

Cash Flows From Operating Activities:
Net loss	$(329,617)	$(56,124)
Adjustments to reconcile net loss to cash used in operations:
Depreciation and amortization	1,377	1,310
Expenses incurred on behalf of related company	(354,810)	-
Expenses paid by related company	25,145
Bad debt	1,704	-
Impairment on equipment	20,625	-
Impairment on investment in marketable securities	10,200
Stock-based compensation	-	55,010
Gain on sale of marketable securities	-	(114,251)
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	(213)	(639)
Due from related parties	(3,616)	-
Prepaid expenses	2,550	-
Increase (decrease) in operating liabilities:
Accounts payable	62,777	8,062
Accrued expenses	(7,000)	(3,500)
Net Cash Used In Operating Activities	(570,878)	(110,132)

Cash Flows From Investing Activities:
Acquisition of property and equipment	-	(4,500)
Net Cash Used In Investing Activities	-	(4,500)

Cash Flows From Financing Activities:
Proceeds from sale of marketable securities	-	165,326
Proceeds from related party (contributed capital)	540,896	-
Net Cash Provided By Financing Activities	540,896	165,326

Net (decrease) increase in cash and cash equivalents	(29,982)	50,694
Cash and cash equivalents at beginning of period	41,692	35,499

Cash and cash equivalents at end of period	$11,710	$86,193

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash transactions:
Purchase of Patent by related party	$450	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Spiral Energy Tech, Inc.
Notes to Unaudited Condensed Financial Statements
September 30, 2015

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

The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the entire year or for any other period.

We adopted early application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements effective September 30, 2014, therefore, inception-to-date information and other remaining disclosure requirements of Topic 915 is not presented or disclosed.

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

As of September 30, 2015, we had no products available for sale. There can be no assurance that our technology will be commercially successful. In addition, we operate in an environment of rapid change in technology and are dependent upon the continued services of our current employees, consultants and subcontractors.

Since our inception in 2008, we have generated losses from operations. We have limited capital resources and operations since inception have been funded with the proceeds from equity financings, capital provided from our major shareholder and license fee arrangements. As of September 30, 2015, we had approximately $11,700 of cash and cash equivalents. We anticipate that our existing capital resources will enable us to continue operations for the next several months. In order to continue as a going concern beyond such time, we will need, among other things, additional capital resources.  Our plan to obtain such resources includes obtaining capital from existing shareholders and third parties, and fees for developmental activities.  However, we cannot provide any assurance that we will be successful in obtaining such funds. In addition, profitability will ultimately depend upon the level of revenues received from business operations and there is no assurance that we will attain profitability.

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

Cash and cash equivalents were $11,710 and $41,692 at September 30, 2015 and December 31, 2014, respectively.

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

ASC 820, “Fair Value Measurements and Disclosures,” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

·	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities

·
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

·	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

	As of September 30, 2015
	Fair Value Measuring Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Investment in Marketable Securities, available for sale	$15	15	-	-	$15

Total	$15	15	-	-	$15

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

Adjustments resulting from the change in fair value, included in accumulated other comprehensive income in shareholder’s equity, were loss, net of tax, of $0 and $108,109 as of September 30, 2015 and 2014, respectively. We recognized an impairment of $10,200 in our marketable securities, for the three and nine months ended September 30, 2015.

Long-Lived Assets Including Other Acquired Intangible Assets

Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives, which is between 3 years for computer equipment and 5-20 years for production equipment.   The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon our most recent analysis, we recognized an impairment of $0 and $20,625 of property and equipment for the three and nine months ended September 30, 2015.

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable.  When required impairment losses on assets to be held and used are recognized based on the fair value of the asset.  The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required.  If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.  When fair values are not available, we estimate fair value by using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.  We recognized impairment losses of $0 and $20,625 for the three and nine months ended September 30, 2015.

Revenue Recognition

We recognize revenue when it is realized or realizable and estimable in accordance with ASC 605, “Revenue Recognition”.

Advertising Costs

Advertising costs are expensed as incurred.  No advertising costs were incurred for the periods ending September 30, 2015 and 2014.

Research and Development Expenses

We follow ASC 730-10, “Research and Development,” and expense research and development costs when incurred.  Accordingly, third-party research and development costs, including designing, prototyping and testing of product, are expensed when the contracted work has been performed or milestone results have been achieved. Indirect costs are allocated based on percentage usage related to the research and development. Research and development costs of $25,079 and $77,344 and $0 and $0 were incurred for the three and nine months ending September 30, 2015 and 2014, respectively.

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

Share-based expense totaled $0 and $55,010 for the periods ending September 30, 2015 and 2014, respectively.

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

Deferred tax assets totaled $0 and $3,201 as of September 30, 2015 and December 31, 2014, respectively.

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

As of September 30, 2015 and 2014, the Company had no dilutive potential common shares.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company is required to record all components of comprehensive income (loss) in the financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), net of their related tax effect, arrived at a comprehensive income (loss).  Other comprehensive loss was $0 and $108,109 for the nine months ended September 30, 2015 and 2014, respectively and other comprehensive gain was $515 and other comprehensive loss was $79 for the three months ended September 30, 2015 and 2014, respectively.

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

NOTE 4. MARKETABLE SECURITIES

The following table shows the Company’s available-for-sale security, received from Endeavor, as of September 30, 2015:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
ENIP – 50,000 common shares	$15	$-	$-	$15

We recognized an impairment of $10,200 in our marketable securities, for the three and nine months ended September 30, 2015.

NOTE 5. PROPERTY AND EQUIPMENT

Property consists of equipment purchased for the production of revenues.  The following table shows the Company’s property and equipment as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014	Estimated Service Lives in Years
Production equipment	$900	$25,900	5-20
Office and computer	2,467	2,467	3
Total property and equipment	3,367	28,367
Less accumulated depreciation	1,663	4,661
Property and equipment, net	$1,704	$23,706

Assets are depreciated over there useful lives when placed in service.  Depreciation expense was $1,377 and $1,310 for the nine months ended September 30, 2015 and 2014, respectively and $251 and $437 for the three months ended September 30, 2015 and 2014, respectively.

We recognized an impairment loss of $0 and $20,625 on production equipment for the three and nine months ended September 30, 2015.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net income (loss) before provision for income taxes. As of September 30, 2015, there was approximately $112,100 in deferred tax assets, which were off-set by an equal valuation allowance.

The Company has not taken positions contrary to the Internal Revenue Code, however, the tax years of 2011 through 2014 remain subject to audit by the Internal Revenue Service.

As of September 30, 2015 and December 31, 2014 the Company had a deferred tax asset of $0 and $3,201, respectively, attributable to the valuations (unrealized) of the marketable securities available for sale.

NOTE 7. EQUITY TRANSACTIONS

Preferred Stock

The Company’s authorized preferred stock consists of 50,000,000 shares with a par value of $0.0001. There was no preferred stock issued and outstanding as of September 30, 2015 and December 31, 2014.

Common Stock

The Company’s authorized common stock consists of 200,000,000 shares with a par value of $0.0001. There were 15,144,885 common shares issued and outstanding at September 30, 2015 and December 31, 2014.

There were no issuances of shares of Common Stock during the nine month period ended September 30, 2015.

Warrants and Options

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table details the changes in accumulated other comprehensive income (“AOCI”) for the period ended September 30, 2015:

Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$(6,210)
Other comprehensive loss on available-for-sale securities, net of tax	6,210
Balance at September 30, 2015	$-

We recognized an impairment of $10,200 in our marketable securities, for the three and nine months ended September 30, 2015. As a result, we recognized no accumulated other comprehensive income at September 30, 2015.

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

In September 2014, we issued to Mr. Ezra Green, our Chief Executive Officer, 1,000,000 shares of common stock for $52,200.

During the period ended September 30, 2015 and the year ended December 31, 2014, Ezra Green, our Chief Executive Officer and director, received cash and stock-based compensation in the amount of $0 and $187,290, respectively.

In July 2014, we paid Paradox $1,048 as a commission for royalty revenues of $10,485 that we received in June 2014.

In September 2014, the Company issued 2,000,000 shares of our common stock to Mr. Bhansali, a former officer of the Company, for services valued at $200.

During the nine month period ended September 30, 2015, we received $540,896 from Fuse Science, Inc. (“Fuse”) and paid $354,810 of expenses on behalf of Fuse, which as of June 30, 2015, owned 7,723,892 (51%) of Spiral shares. During the three months ended September 30, 2015,  Fuse sold 6,600,000 of their Spiral shares, in private transactions, which reduced their ownership to 7.4%.  Of these shares, 6,200,000 were sold for the benefit of Spiral and recorded as contributed capital of $25,595.

NOTE 11. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued and determined there are no additional items to disclose.

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

Results of Operations

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014:

	Three Months Ended
	September, 30
	2015	2014	change
Revenue	$-	$213	$(213)
Operating expenses	102,428	75,104	27,324

Net loss from operations	(102,428)	(74,891)	(27,537)
Other income	(10,200)	-	(10,200)

Net loss	$(112,628)	$(74,891)	$(37,737)

The Company had revenue of $0 for the three month period ended September 30, 2015, as compared to $213 for the three month period ended September 30, 2014.  The decrease in revenue is because as of April 1, 2015, management decided to abandon its claim to any future income from the single solar photovoltaic system installed by the Company in a residential home. Pursuant to a residential power plan solar customer agreement with the owner of the residence, the Company had been entitled to approximately $71 per month ($213 per three month period). As of April 1, 2015, management decided to abandon efforts to collect past or future amounts due under the solar power customer agreement and to write off the carrying cost of the associated fixed asset.

Operating expenses increased by $27,324, from $75,104 for the three months ended September 30, 2014 to $102,428 for the comparable period ended September 30, 2015. The difference primarily is attributable to: an increase in professional and compliance fees of approximately $30,200 resulting from the filing of a registration statement with the SEC and associated “public company” activities; an increase in R&D expense of approximately $25,100 related to engineering design fees incurred in the quarter ended September 30, 2015; and an increase general and administration expenses of approximately $27,200 resulting from an increase in office rental expense of $4,650, insurance expense of $4,800, and management fees of $11,200. During the three months ended September 30, 2014 operating expenses included $55,010 for stock-based compensation as compared to $0 during the comparable period ended September 30, 2015.

As a result of the foregoing, we generated an operating loss of $102,428 for the three month period ended September 30, 2015 as compared to an operating loss of $74,891 for the three month period ended September 30, 2014, a change of $27,537.

The Company had other loss of $10,200 for the three month period ended September 30, 2015, as compared to $0 for the three month period ended September 30, 2014. The increase in other loss is attributable the impairment on marketable securities recorded in 2015.

 As a result of the foregoing, we generated a net loss of $112,628 for the three month period ended September 30, 2015 as compared to a net loss of $74,891 for the three month period ended September 30, 2014, a change of $37,737.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014:

	Nine Months Ended
	September, 30
	2015	2014	change
Revenue	$213	$639	$(426)
Operating expenses	319,630	180,450	139,180

Net loss from operations	(319,417)	(179,811)	(139,606)
Other ( loss) income	(10,200)	123,687	(133,887)

Net (loss) income	$(329,617)	$(56,124)	$(273,493)

Revenue decreased by $426, from $639for the nine month period ended September 30, 2014 to $213 for the comparable period ended September 30, 2015. The $213 of revenue recognized in the nine month period ended September 30, 2015 was earned in the first three months of such period. As of April 1, 2015, management decided to abandon its claim to any future income from the single solar photovoltaic system installed by the Company in a residential home. Pursuant to a residential power plan solar customer agreement with the owner of the residence, the Company had been entitled to approximately $71 per month ($213 per three month period). As of April 1, 2015, management decided to abandon efforts to collect past or future amounts due under the solar power customer agreement and to write off the carrying cost of the associated fixed asset.

Operating expenses increased by $139,180, from $180,450 for the nine month period ended September 30, 2014 to $319,630 for the comparable period ended September 30, 2015. The difference primarily is attributable to: an increase in professional and compliance fees of approximately $100,100 resulting from the filing of a registration statement with the SEC and associated “public company” activities; an increase in R&D expense of approximately $77,300 related to engineering design fees incurred in the period ended September 30, 2015; an increase in impairment of fixed assets of approximately $20,600 and bad debt expense of $1,700 attributable to the decision to abandon efforts to collect past or future amounts due under the solar power customer agreement and to write off the carrying value of the associated solar equipment; partially offset by a reduction in General & Administrative expense of approximately $4,000 resulting from a decrease in management fees of approximately $48,000, which was offset by an increases in travel expenses of approximately $7,400, website costs of $4,500, office rent expense of $14,000, and insurance expense of $13,000.

During the nine months ended September 30, 2014 operating expenses included $55,010 for stock-based compensation as compared to $0 during the comparable period ended September 30, 2015.

As a result of the foregoing, we generated an operating loss of $319,417 for the nine month period ended September 30, 2015 as compared to an operating loss of $179,811 for the nine month period ended September 30, 2014, a change of $139,606.

The Company had other loss of $10,200 for the nine month period ended September 30, 2015, as compared to other income of $123,687 for the nine month period ended September 30, 2014. The decrease of $133,887 was due to an impairment on marketable securities during 2015 of $10,200 as compared to a one-time gain from sales of marketable securities of $114,251 and Endeavor license fees of $9,436 in 2014.

As a result of the foregoing, we generated a net loss of $329,617 for the nine month period ended September 30, 2015 as compared to net loss of $56,124 for the nine month period ended September 30, 2014, a change of $273,493.

Liquidity and Capital Resources

Since our inception in 2008, we have generated losses from operations. As of September 30, 2015, our accumulated deficit was $708,599.  Our loss from operations for the nine month periods ended September 30, 2015 and 2014 was $319,417 and $179,811, respectively. Our cash used in operations was $570,878 and $110,132 for the nine months ended September 30, 2015 and 2014, respectively. Our Stockholders’ deficit was $65,963 as of September 30, 2015.

We have limited capital resources and operations since inception have been funded with the proceeds from equity financings and license fee arrangements. As of September 30, 2015, we had approximately $11,710 of cash and cash equivalents. We anticipate that our existing capital resources will not enable us to continue operations for the next twelve months. In order to continue as a going concern during such time, we will need, among other things, additional capital resources.  Our plan to obtain such resources includes obtaining capital from management and significant stockholders sufficient to meet minimal operating expenses.  However, we cannot provide any assurance that we will be successful in obtaining such funds. In addition, profitability will ultimately depend upon the level of revenues received from business operations and there is no assurance that we will attain profitability.

The audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2014 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

As of September 30, 2015, we had no material off-balance sheet arrangements.

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

 Long-lived Assets.  Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. We recognized impairment losses of $20,625 for the nine months ended September 30, 2015.

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

Our CEO and CFO believe that as of September 30, 2015, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The conclusion was due to the presence of the following material weaknesses in disclosure controls and procedures due to our small size and limited resources: (i) inadequate segregation of duties and effective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both U.S. GAAP and SEC Guidelines; (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; and (iv) no written whistleblower policy.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                None.

 ITEM 3. Defaults upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. OTHER

        Our Chief Financial Officer, Elliot Maza, has taken a brief leave of absence from the Company.  We expect him to return to active service in the near future.  During his temporary absence, our CEO, Ezra Green, has also served as Acting Chief Financial Officer.

ITEM 6. EXHIBITS

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1*	Certification of Principal ExecutiveOfficer and of Chief Financial Officer pursuant to Rule 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

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

November 6, 2015	Spiral Energy Tech, Inc.

/s/ Ezra J. Green
Ezra J. Green
Chief Executive Officer and Acting Chief Financial Officer