Form 10-K
period 2015-12-31
Spiral Energy Tech., Inc.
filed 2016-02-29
CIK 1552189

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒   ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended December 31, 2015

☐   TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934
 Commission file number:  333-128226

SPIRAL ENERGY TECH., INC.
(Exact name of registrant as specified in its charter)

Nevada	27-2181718
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

550 Sylvan Ave. Suite 101
Englewood Cliffs, NJ	07632
(Address of principal executive offices)	(Zip Code)

 (201) 608 5101
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒.   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐▪No ☒

As of June 30, 2015, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was not determinable.

As of February 22, 2016, there were 15,244,885 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

 This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. These forward looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.). Items contemplating or making assumptions about actual or potential future sales, market size, collaborations, or operating results also constitute such forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation.

PART I

Item 1.             Business

Company Overview

Spiral Energy Tech, Inc. (f/k/a Solid Solar Energy, Inc.) (“Spiral”, “our”, “us”, “we” or the “Company”) was incorporated on January 18, 2008 in the State of Nevada as a for-profit company. On May 16, 2013, we filed a certificate of amendment to the Company’s amended and restated articles of incorporation to change our name to “Spiral Energy Tech., Inc.” from Solid Solar Energy, Inc.

On October 1, 2014, Spiral entered into a Merger Agreement with Fuse Science, Inc. (“Fuse”) and Acquisition Sub. Upon the closing of the Merger, Acquisition Sub merged with and into Spiral, and Spiral, as the surviving entity, became a 51% majority-owned subsidiary of Fuse. As a result of the Merger, among other effects, at the effective time of the Merger, (i) 51% of Spiral’s shares of common stock issued and outstanding immediately prior to the effective time (calculated on a pro rata basis among the shareholders of Spiral immediately prior to the effective time of the Merger) were automatically cancelled and retired and ceased to exist and certificates previously evidencing any such shares thereafter represented the right to receive an aggregate of 150,000,000 newly issued shares of common stock, par value $0.001 per share, of Fuse, or, at the election of any holder of Spiral common stock who, as a result of receiving shares of Fuse common stock in connection with the Merger would hold in excess of 4.9% of the issued and outstanding shares of Fuse common stock, shares of Series C Convertible Preferred Stock, par value $0.001 per share, of Fuse; (ii) 49% of the Spiral shares issued and outstanding immediately prior to the effective time (calculated on a pro rata basis among the shareholders of Spiral immediately prior to the effective time of the Merger) remained outstanding and (iii) the shares of common stock of Merger Sub, par value $0.0001 per share, held by Fuse immediately prior to the effective time of the Merger, by virtue of the Merger and without any action on the part of Fuse, were converted into the right to receive an aggregate of 7,723,892 shares of Spiral, which at the time of the Merger represented 51% of Spiral’s issued and outstanding common stock.  Subsequent to June 30, 2015, Fuse delivered shares of Spiral to third parties as payment for various costs and expenses. As a result of these transfers, as of the date hereof, Fuse holds less than 7.5% of Spiral’s current outstanding shares.

Our primary focus has been on developing and commercializing our proprietary SkyPorts drone support and Energy Demand Network (“EDEN”) technology. This technology seeks to permit a drone to operate predictably many miles outside of a “home range” limitation, defined by the drone’s finite battery power, by allowing for a flight path of numerous stops (or waypoints) at recharging stations along the way, thus extending the limit of the drone’s useful range. We have filed the following patent applications for technology related to SkyPorts and EDEN technology: US Provisional patent application No. 62/075,317; Drone Recharging Station and Method of Networking; and US Provisional patent application No. 62/145,216; Controlling Autonomous UAV Delivery Based Fleet Services

Also, we have been engaged in developing and commercializing our XTRAX(R) remote monitoring system, designed to measure the production of solar and other renewable energy systems and to enable transmission of the data via the cellular and radio frequency network (and potentially via microwave transmission network or satellite).  On April 25, 2013, we purchased the patents and trademarks relating to the XTRAX(R) remote monitoring system from Carbon 612 Corporation and one of its creditors. On May 13, 2013, we entered into an agreement with a patent assertion entity, Endeavor IP, Inc. (“Endeavor”) pursuant to which we sold Endeavor the XTRAX(R) patents in exchange for $100,000 cash and shares of Endeavor common stock and obtained a perpetual, royalty-free, irrevocable, non-exclusive and worldwide license to develop, distribute and sell the products and services covered by the patents and to a portion of the revenues generated by patent enforcement activities. Currently, Spiral is not generate revenue from either its SkyPorts or EDEN drone technology or from the XTRAX(R) remote monitoring system.

Business Strategy

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

As of December 31, 2015, we had no products available for sale. There can be no assurance that our technology will be commercially successful. In addition, we operate in an environment of rapid change in technology and are dependent upon the continued services of our current employees, consultants and subcontractors.

On January 29, 2016, Ezra Green resigned as our CEO and member of our board of directors (the “Board”). Concurrently with the resignation of Ezra Green, the Board appointed Elliot Maza, our current Chief Financial Officer, to serve as our new Chief Executive Officer and as a member of the Board.  Mr. Maza, with the Board’s approval, has undertaken a strategic review of the Company’s operations and has recommended to the Board certain strategic alternatives for optimizing the Company’s asset portfolio, including divestiture of the current asset portfolio in favor of new lines of business.

Research and Development Costs

We have devoted substantially all of our efforts and resources to developing and commercializing our proprietary SkyPorts drone support and EDEN technology. Due to various uncertainties and risks, it is not possible to accurately predict future spending or time to completion by project or project category. Research and Development costs were $77,344 and $58,320 for the year ended December 31, 2015 and December 31, 2014, respectively.

Competition

The Company expects to face competition in its SkyPorts and drone support services.  SkySense, Inc.’s Skysense Charging Pad, described as an indoor-outdoor remote-controlled charging station dock with electric power input that is compatible with a variety of drone platforms, is the only known device seeking to extend the battery range of electric commercial drones. We are not aware of other companies focused on recharge technology and autonomous flight being developed to extend the practical range of commercial drone use.

The Company expects to face competition in its XTRAX technology. Potential competitors include Centrosolar America, Inc.’s CentroData monitoring system for residential photovoltaic installations, which offers web-based monitoring; Energy, Inc.’s Power Track product, primarily directed to immediately detect any problem in a photovoltaic installation with immediate automated alerts to minimize downtime; Energy, Inc.’s DECK Monitoring, a basic residential meter that is focused on system performance; Locus Energy, LLC’s web-based residential meter that records performance data and stores it on a website for viewing by the homeowner or the homeowner’s installation contractor; and Energy, Inc.’s The Energy Detective lines of web-based meters, designed to measure and report the usage of electricity.

Many of the Company’s competitors are large with established businesses and have substantially greater resources than the Company does.

Government Regulation and Required Approvals

The Company’s SkyPort drone support technology is subject to regulation by the FAA.  Under the present FAA regulations, the Company’s proposed business is limited to sales to local governments for law enforcement and other purposes.

On February 15, 2015, the FAA issued proposed regulations relating to small drones (under 55 pounds) conducting non-recreational operations. A proposed rule would limit flights to daylight only and visual line of sight operations. This latter limitation would severely hamper the Company’s proposed business, because it relies upon flying drones well beyond the visual line of sight where the Company’s technology would charge them to expand their reach. In its proposed release, the FAA asked for public comment and whether the rule should permit operations beyond line of sight and what limitations there should be. The proposed regulations will not apply to government aircraft operations which would continue to operate under exemptions issued by the FAA.

On March 23, 2015, the FAA announced that it has implemented an interim policy to speed up the exemption process for certain commercial operators.  The process would allow flights below 200 feet using drones that weigh less than 55 pounds; however, no exemption would be granted unless the drones operated within visual line of sight and then only during daylight. The Company cannot predict what the final FAA regulations will be and how they will impact the Company’s proposed SkyPort drone support technology business.

The Company’s proposed XTRAX(R) operations are subject to a variety of federal, state and local laws, rules and regulations relating to worker safety, zoning, building and electrical codes, and the use, storage, discharge and disposal of environmentally sensitive materials. The Company believes that compliance with such laws, rules, regulations and requirements does not impose a material impediment on the Company’s ability to conduct business.

Employees

As of December 31, 2015, Mr. Ezra Green, our former Chief Executive Officer, was our sole employee. On January 29, 2016, Ezra Green resigned as our CEO and member of our Board and the Board appointed Elliot Maza, currently our CFO, to serve as our new Chief Executive Officer and as a member of the Board.  We do not have a written employment agreement or other formal compensation agreement with Mr. Maza. There are no other employees.

Outsourcing

We outsource our research and development activities. We believe that this outsourcing strategy is the optimal method for developing our products given our current and anticipated financial resources.

Marketing

We do not have an organization for the sales, marketing and distribution of our product candidates. Our core business strategy is to employ our technology in non-military, commercial drones, targeting the enthusiast and commercial application market sector by partnering with drone manufacturers and resellers. We do not intend to manufacture or market any products and do not anticipate a need for any manufacturing, sales, and marketing or distribution capabilities.

Insurance Coverage

We maintain General Liability Insurance.

Corporate Information

We are located at 550 Sylvan Ave, Suite 101, Englewood Cliffs, New Jersey, 07632 and our corporate telephone number is (201) 608-5101. Additional information can be found on our website: www.mach1drone.com. Our Internet website and the information contained therein or connected thereto are not a part or incorporated into this Annual Report on Form 10-K.

ITEM 1A.        RISK FACTORS

We are a smaller reporting company and accordingly, we are not required to provide the information required by this Item.

ITEM 1B.        UNRESOLVED STAFF COMMENTS

None

ITEM 2.           PROPERTIES

Through January 31, 2016, the Company maintained office space at 5510 Merrick Road, Massapequa, New York, 11758 based on a month-to-month agreement with a base cost of $1,000 per month with additional costs depending on services used. The Company’s current headquarters are at 550 Sylvan Avenue, Englewood Cliffs, NJ 07632 at no cost to the Company. We believe that these facilities are adequate to meet our current needs.

ITEM 3.           LEGAL PROCEEDINGS

None

ITEM 4.           MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.           MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the Over-The-Counter QB Venture Marketplace (OTCQB) under the symbol “SGYT” and is not listed on any exchange. The following table sets forth the range of high and low bid prices as reported for each period indicated.

	High	Low
Fiscal year ended December 31, 2015

March 31, 2015	N/A	N/A
June 30, 2015	N/A	N/A
September 30, 2015	N/A	N/A
December 31, 2015	$2.00	$1.50

The foregoing quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Holders

As of February 22, 2016, the Company had 29 common stock holders of record.

Dividends

We have never paid cash dividends on our capital stock. There are no restrictions that would limit us from paying dividends; however we do not anticipate paying any cash dividends for the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

None

ITEM 6.           SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies

ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements included elsewhere in this report and “Special Note Regarding Forward Looking Statements” above.

General

We are a technology company engaged in the development and commercialization of our proprietary SkyPorts drone support and Energy Demand Network, or (“EDEN”) technology. This technology seeks to permit a drone to operate predictably many miles outside of a “home range” limitation, defined by the drone’s finite battery power, by allowing for a flight path of numerous stops (or waypoints) at recharging stations along the way, thus extending the drone’s useful range.  We have no plans to build or design any drones or autonomous vehicles; rather we intend to employ our technology in non-military drones manufactured by existing third party commercial manufacturers.

On April 25, 2013, we purchased the patents and trademarks relating to the XTRAX(R) remote monitoring system from Carbon 612 Corporation and one of its creditors. The XTRAX(R) system is designed to measure the production of solar and other renewable energy systems and to enable transmission of the data via the cellular and radio frequency network (and potentially via microwave transmission network or satellite).  On May 13, 2013, we entered into an agreement with a patent assertion entity, Endeavor IP, Inc. (“Endeavor”) pursuant to which we sold the XTRAX(R) patents in exchange for $100,000 cash and shares of Endeavor common stock. We obtained a perpetual royalty-free, irrevocable, non-exclusive and worldwide license to develop, distribute and sell the products and services covered by the patents and to obtain a portion of the revenues generated by Endeavor’s patent enforcement activities.

Our core business strategy is to employ our technology in non-military, commercial drones, targeting the enthusiast and commercial application market sector.  We intend to obtain revenues from partnerships and joint ventures with drone manufacturers and being compensated for customization, research and development of our technology. Our principal activities to date have been focused on design, research and development. Presently, we do not generate any revenue from our SkyPorts or EDEN drone technology or from the XTRAX(R) remote monitoring system.

On January 29, 2016, Ezra Green resigned as our CEO and member of our board of directors (the “Board”). Concurrently with the resignation of Ezra Green, the Board appointed Elliot Maza, our current Chief Financial Officer, to serve as our new Chief Executive Officer and as a member of the Board.  Mr. Maza, with the Board’s approval, has undertaken a strategic review of the Company’s operations and has recommended to the Board certain strategic alternatives for optimizing the Company’s asset portfolio, including divestiture of the current asset portfolio in favor of new lines of business.

Results of Operations

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014:

	Year Ended
	December 31,
	2015	2014	change
Revenue	$213	$852	$(639)
Operating expenses	$389,282	$421,110	$(31,828)

Net (loss) income from operations	$(389,069)	$(420,258)	$31,189
Other ( loss) income	$31,092	$123,687	$(92,595)

Net loss	$(357,977)	$(296,571)	$(61,406)

The Company had revenue of $213 for the year ended December 31, 2015, as compared to $852 for the year ended December 31, 2014.  The decrease in revenue is because as of April 1, 2015, management decided to abandon its claim to any future income from the single solar photovoltaic system installed by the Company in a residential home. Pursuant to a residential power plan solar customer agreement with the owner of the residence, the Company had been entitled to approximately $71 per month ($213 per three month period). As of April 1, 2015, management decided to abandon efforts to collect past or future amounts due under the solar power customer agreement and to write off the carrying cost of the associated fixed asset.

Operating expenses decreased by $31,828, from $421,110 for the year ended December 31, 2014 to $389,282 for the year ended December 31, 2015. Primarily, the difference is attributable to a decrease in stock based expense of approximately $50,000 partially offset by an increase in research and development expenses of approximately $19,0000.

As a result of the foregoing, we generated an operating loss of $389,069 for year ended December 31, 2015 as compared to an operating loss of $420,258 for the year ended December 31, 2014, a change of $31,189.

The Company had other income of $31,092 for the year ended December 31, 2015, as compared to $123,687 for the year ended December 31, 2014. The decrease in other income is attributable the impairment on marketable securities recorded in 2015 and sale of marketable securities in the year ended 2014 but no such sale in the year ended 2015.

As a result of the foregoing, we generated a net loss of $357,977 for the year ended December 31, 2015 as compared to a net loss of $296,571 for the year ended December 31, 2014, a change of $61,406.

Liquidity and Capital Resources

Since our inception in 2008, we have generated losses from operations. As of December 31, 2015, our accumulated deficit was $736,959.  Our loss from operations for year ended December 31, 2015 and 2014 was $389,069 and $420,258, respectively. Our cash used in operations was $567,678 and $399,650 for the year ended December 31, 2015 and 2014, respectively. Our Stockholders’ deficit was $93,320 as of December 31, 2015.

	Year Ended
	December 31,
Cash Flows	2015	2014	change
Net Cash Used in Operating Activities	$(640,020)	$(399,650)	$(240,370)
Net Cash Used in Investing Activities	-	(9,648)	9,648
Net Cash Provided by Financing Activities	598,328	415,491	182,837
Net (Decrease) Increase in Cash During the Period	$41,692	$6,193	$47,885

The Company had $640,020 and $399,650 of cash used by operating activities for the year ended December 31, 2015 and 2014, respectively. Operating cash flow consisted of a net loss of $357,977, non-cash amounts totaling a loss of $292,058, which primarily consisted of outflows of $358,807 for net expenses of $289,922 incurred on behalf of a related party, debt forgiven of $41,307, and inflows from impairment of equipment for $20,625, impairment of marketable securities of $10,215, and stock-based compensation of $5,000 and change in assets and liabilities totaling a gain of $154,699, which primarily consisted of an increase in restricted cash of $72,342 and increase in account payable of $84,748. During the year ended 2014, the Company’s operating cash flows consisted of a net loss of $296,571, non-cash amounts totaling a loss of $96,668, which primarily consisted of outflows of $48,216 for net expenses incurred on behalf of a related party, gain on sale of marketable securities of $114,251, and stock-based compensation of $55,010 and change in assets and liabilities totaling a gain of $6,411, which primarily consisted of an increase in due from related parties of $6,115.

The Company used $0 and $9,648 of cash for investing activities during the year ended December 31, 2015 and 2014, respectively. During 2014, the Company had a purchase of equipment of $6,018 and patent application costs of $3,630.

Cash flows provided by financing activities during the year ended December 31, 2015 and 2014 was $598,328 and $415,491, respectively. During 2015, financing cash flows were capital contributions provided by our former parent company of $497,156, proceeds from issuance of note payable of $100,000 and a bank overdraft of $1,172, compared to capital contributions provided by our former parent company of $250,165 and proceeds from the sale of marketable securities of $165,326, during 2014.

We have limited capital resources and operations since inception have been funded with the proceeds from equity financings and license fee arrangements. As of December 31, 2015, we had approximately $0 of cash and cash equivalents. We anticipate that our existing capital resources will not enable us to continue operations for the next twelve months. In order to continue as a going concern during such time, we will need, among other things, additional capital resources.  Our plan to obtain such resources includes obtaining capital from management and significant stockholders sufficient to meet minimal operating expenses.  However, we cannot provide any assurance that we will be successful in obtaining such funds. In addition, profitability will ultimately depend upon the level of revenues received from business operations and there is no assurance that we will attain profitability.

The audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2015 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

As of December 31, 2015, we had no material off-balance sheet arrangements.

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

Going Concern

Our auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses.  This is because we have generated limited revenues and have operating losses since inception. There are no assurances that we will be able to obtain additional financing through either private placements, and/or bank financing or other loans necessary to support our working capital requirements.  To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us.

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

Long-lived Assets.  Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. We recognized impairment losses of $20,625 for the year ended December 31, 2015.

        For other accounting policy items, refer to note 3 of the audited financial statements, included in this Form 10-K.

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

ITEM 7A         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Spiral Energy Tech, Inc.

We have audited the accompanying balance sheets of Spiral Energy Tech, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the two years in the periods ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and comprehensive loss and its cash flows for each of the two years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

New York , NY
February 29, 2016

Spiral Energy Tech, Inc.
Balance Sheets

	December 31,	December 31,
	2015	2014

ASSETS
Current Assets
Cash and cash equivalents	$-	$41,692
Restricted cash	72,342
Accounts receivable, net allowance for doubtful accounts of $0 and $0, respectively	-	1,491
Due from related parties	7,010	6,115
Investment in marketable securities	-	805
Prepaid expenses	-	4,167
Deferred tax	-	3,201
Total current assets	79,352	57,471

Property and equipment, net of accumulated depreciation of $1,914 and $4,661, respectively.	1,453	23,706
Intellectual property, net	4,080	3,630

TOTAL ASSETS	$84,885	$84,807

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current Liabilities
Bank overdraft	$1,172	$-
Accounts payable	75,483	32,043
Accrued expenses	1,550	7,000
Note payable	100,000	-
Total Current Liabilities	178,205	39,043

TOTAL LIABILITIES	178,205	39,043

Stockholders' (Deficit) Equity
Preferred stock: 50,000,000 authorized; $0.0001 par value 0 shares issued and outstanding	-	-
Common stock: 200,000,000 shares authorized; $0.0001 par value 15,244,885 and 15,144,885 shares issued and outstanding, respectively	1,524	1,514
Additional paid-in capital	642,115	429,442
Accumulated other comprehensive loss	-	(6,210)
Accumulated deficit	(736,959)	(378,982)
Total Stockholders' (Deficit) Equity	(93,320)	45,764

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$84,885	$84,807

The accompanying notes are an integral part of these financial statements.

Spiral Energy Tech, Inc.
Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2015	2014

Revenues	$213	$852

Operating Expenses
Stock-based compensation	5,000	55,010
General and administration	108,400	167,493
Professional	176,286	138,498
Research and development	77,344	58,320
Impairment on equipment	20,625	-
Depreciation and amortization	1,627	1,789
Total operating expenses	389,282	421,110

Net loss from operations	(389,069)	(420,258)

Other Income (loss)
Other income	-	9,436
Gain on sale of marketable securities	-	114,251
Debt forgiveness	41,307	-
Impairment on marketable securities	(10,215)	-
Total other (loss) income	31,092	123,687

Net loss before income taxes	(357,977)	(296,571)
Provision for income tax	-	-

Net Loss	$(357,977)	$(296,571)

Other comprehensive loss, net of tax	-	(108,320)

Total Comprehensive Loss	$(357,977)	$(404,891)

Basic and Diluted Loss per Common Share	$(0.02)	$(0.02)

Weighted Average Number of Common Shares Outstanding	15,147,625	13,073,160

The accompanying notes are an integral part of these financial statements.

Spiral Energy Tech, Inc.
Statements of Stockholders' Equity (Deficit)
For the Years Ended December 31, 2015 and 2014

				Accumulated
			Additional	Other
	Common Stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance, December 31, 2013	12,094,885	$1,209	$172,788	$102,110	$(82,411)	$193,696

Stock issued for services to related party and consultant, September 2, 2014	1,050,000	105	54,705			54,810
Stock issued for services to related party, September 8, 2014	2,000,000	200				200
Capital contribution			201,949			201,949
Common stock surrendered						-
Other comprehensive loss				(108,320)		(108,320)
Net Loss					(296,571)	(296,571)

Balance, December 31, 2014	15,144,885	$1,514	$429,442	$(6,210)	$(378,982)	$45,764

Stock issued for services to related party	100,000	10	4,990			5,000
Capital contribution			207,683			207,683
Impairment of investment in marketable securities				6,210		6,210
Net Loss					(357,977)	(357,977)

Balance, December 31, 2015	15,244,885	$1,524	$642,115	$-	$(736,959)	$(93,320)

The accompanying notes are an integral part of these financial statements.

Spiral Energy Tech, Inc.
Statements of Cash Flows

	Year Ended December 31,
	2015	2014

Cash Flows From Operating Activities:
Net loss	$(357,977)	$(296,571)
Adjustments to reconcile net loss to cash used in operations:
Depreciation and amortization	1,627	1,789
Expenses incurred on behalf of related company	(358,807)	(48,216)
Expenses paid by related company	68,885
Bad debt	1,704	-
Debt forgiveness	(41,307)	-
Impairment on equipment	20,625	-
Impairment on investment in marketable securities	10,215
Stock-based compensation	5,000	55,010
Write-off website development costs	-	9,000
Gain on sale of marketable securities	-	(114,251)
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	(213)	(852)
Due from related parties	(895)	(6,115)
Prepaid expenses	4,167	(4,167)
Restricted cash	(72,342)
Increase (decrease) in operating liabilities:
Accounts payable	84,748	2,723
Accrued expenses	(5,450)	2,000
Net Cash Used In Operating Activities	(640,020)	(399,650)

Cash Flows From Investing Activities:
Acquisition of property and equipment	-	(6,018)
Patent acquisition costs	-	(3,630)
Net Cash Used In Investing Activities	-	(9,648)

Cash Flows From Financing Activities:
Bank overdraft	1,172	-
Proceeds from sale of marketable securities	-	165,326
Proceeds from issuance of note payable	100,000	-
Proceeds from related party (contributed capital)	497,156	250,165
Net Cash Provided By Financing Activities	598,328	415,491

Net (decrease) increase in cash and cash equivalents	(41,692)	6,193
Cash and cash equivalents at beginning of period	41,692	35,499

Cash and cash equivalents at end of period	$-	$41,692

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash transactions:
Purchase of Patent by related party	$450	$-

The accompanying notes are an integral part of these financial statements.

Spiral Energy Tech, Inc.
Notes to the Audited Financial Statements
December 31, 2015 and 2014

NOTE 1. BUSINESS DESCRIPTION

Spiral Energy Tech, Inc. (“Spiral”, “our”, “us”, “we” or the “Company”) was incorporated on January 18, 2008 in the State of Nevada. On May 16, 2013, we filed a certificate of amendment to the Company’s amended and restated articles of incorporation to change our name to “Spiral Energy Tech., Inc.” from Solid Solar Energy, Inc.

Our primary business focus has been on developing and commercializing our proprietary SkyPorts drone support and Energy Demand Network (“EDEN”) technology and our XTRAX(R) remote monitoring system. Since our inception in 2008, we have devoted substantially all of our efforts and resources to design, research and development activities. We have had no product sales from inception through December 31, 2015. Our losses from operations have been funded primarily with the proceeds of equity and debt financings and proceeds from the sale of our XTRAX(R) patents to Endeavor, LLP (“Endeavor”).

As of December 31, 2015, we have no self-developed or licensed products available for sale. There can be no assurance that our technology will be commercially successful. In addition, we operate in an environment of rapid change in technology and are dependent upon the services of consultants and subcontractors.

On October 1, 2014, we entered into a Merger Agreement with Fuse Science, Inc. (“Fuse”) and Acquisition Sub. Upon the closing of the Merger, Acquisition Sub merged with and into Spiral, and Spiral, as the surviving entity, became a 51% majority-owned subsidiary of Fuse. As a result of the Merger, among other effects, at the effective time of the Merger, (i) 51% of Spiral’s shares of common stock issued and outstanding immediately prior to the effective time (calculated on a pro rata basis among the shareholders of Spiral immediately prior to the effective time of the Merger) were automatically cancelled and retired and ceased to exist and certificates previously evidencing any such shares thereafter represented the right to receive an aggregate of 150,000,000 newly issued shares of common stock, par value $0.001 per share, of Fuse, or, at the election of any holder of Spiral common stock who, as a result of receiving shares of Fuse common stock in connection with the Merger would hold in excess of 4.9% of the issued and outstanding shares of Fuse common stock, shares of Series C Convertible Preferred Stock, par value $0.001 per share, of Fuse; (ii) 49% of the Spiral shares issued and outstanding immediately prior to the effective time (calculated on a pro rata basis among the shareholders of Spiral immediately prior to the effective time of the Merger) remained outstanding and (iii) the shares of common stock of Merger Sub, par value $0.0001 per share, held by Fuse immediately prior to the effective time of the Merger, by virtue of the Merger and without any action on the part of Fuse, were converted into the right to receive an aggregate of 7,723,892 shares of Spiral, which at the time of the Merger represented 51% of Spiral’s issued and outstanding common stock.  Subsequent to June 30, 2015, Fuse delivered shares of Spiral to third parties as payment for various costs and expenses. As a result of these transfers, as of the date hereof, Fuse holds less than 7.5% of Spiral’s current outstanding shares.

On January 29, 2016, Ezra Green resigned as our CEO and member of our board of directors (the “Board”). Concurrently with the resignation of Ezra Green, the Board appointed Elliot Maza to serve as our new Chief Executive Officer and as a member of the Board.  In addition, Mr. Maza will continue to serve as our Chief Financial Officer. Mr. Maza, with the Board’s approval, has undertaken a strategic review of the Company’s operations and upon conclusion of such review, will recommend to the Board strategic alternatives for optimizing the Company’s asset portfolio, including divestiture of the current asset portfolio in favor of new lines of business.

NOTE 2. GOING CONCERN

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

Since our inception in 2008, we have generated losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As of December 31, 2015, we had $0 in cash or cash equivalents and a bank overdraft of $1,172. As of December 31, 2015, we had a capital deficiency of $98,853 and our accumulated deficit was $736,959. We had a loss from operations of $389,069 for the year ended December 31, 2015 and $420,258 for the year ended December 31, 2014.  Our cash used in operations was $640,020 and $399,650 for the years ended December 31, 2015 and 2014, respectively. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

We anticipate that our existing capital resources will enable us to continue operations for the next several months. If we fail to raise additional capital or obtain substantial cash inflows from existing or potential partners within the next few months, we may be forced to cease operations. We cannot assure you that financing will be available in a timely manner, on favorable terms or at all.

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the SEC.  The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States.

Use of Estimates. The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock-Based Compensation. We recognize compensation expense for stock-based compensation in accordance with ASC Topic 718. For employee stock-based awards, we calculate the fair value of the award on the date of grant using the Black-Scholes method for stock options and the quoted price of our common stock for unrestricted shares; the expense is recognized over the service period for awards expected to vest. For non-employee stock-based awards, we calculate the fair value of the award on the date of grant in the same manner as employee awards, however, the awards are revalued at the end of each reporting period and the pro rata compensation expense is adjusted accordingly until such time the nonemployee award is fully vested, at which time the total compensation recognized to date equals the fair value of the stock-based award as calculated on the measurement date, which is the date at which the award recipient’s performance is complete. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Share-based expense totaled $5,000 and $55,010 for the year ended December 31, 2015 and 2014, respectively.

We may issue restricted stock to consultants for various services. Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is measurable more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.

Research and Development Expenses. We follow ASC 730-10, “Research and Development,” and expense research and development costs when incurred.  Accordingly, third-party research and development costs, including designing, prototyping and testing of product, are expensed when the contracted work has been performed or milestone results have been achieved. Indirect costs are allocated based on percentage usage related to the research and development. Research and development costs of $77,344 and $58,320 were incurred for the year ended December 31, 2015 and 2014, respectively.

Revenue Recognition. We recognize revenue when it is realized or realizable and estimable in accordance with ASC 605, “Revenue Recognition”. All revenue is recognized when (i) persuasive evidence of an arrangement exists; (ii) the service or sale is completed; (iii) the price is fixed or determinable; and (iv) the ability to collect is reasonably assured.

Fair Value Measurements. We adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which  defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements

 The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2015.

Cash and Cash Equivalents. We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying value of those investments approximates their fair market value due to their short maturity and liquidity. Cash and cash equivalents include cash on hand and amounts on deposit with financial institutions, which amounts may at times exceed federally insured limits. We have not experienced any losses on such accounts and we do not believe we are exposed to any significant credit risk. As of December 31, 2015 we had Cash and cash equivalents of $0 and a bank overdraft of $1,172, and as of December 31, 2014 we had cash and cash equivalents of $41,692.

Restricted Cash. The carrying amounts of cash and cash equivalent items which are restricted as to withdrawal or usage. Restrictions may include legally restricted deposits held as compensating balances against borrowing arrangements, contracts entered into with others, or entity statements of intention with regard to particular deposits; however, time deposits and short-term certificates of deposit are not generally included in legally restricted deposits. At December 31, 2015 and 2014, the Company's current restricted cash consisted of cash held in trust account of $72,342 and $0, respectively.

Marketable Securities. The Company’s marketable equity securities have been classified and accounted for as available-for-sale.  Management determines the appropriate classification of its investments at the time of purchase and reevaluates the designations at each balance sheet date.  We classify our marketable equity securities as either short-term or long-term based on the nature of each security and its availability for use in current operations.  Our marketable equity securities are carried at fair value, with the unrealized gains or losses reported as a component of shareholder’s equity. Adjustments resulting from the change in fair value, included in accumulated other comprehensive income (loss) in shareholder’s equity, were $6,210 and ($108,320) as of December 31, 2015 and 2014, respectively. We recognized an impairment of $10,215 in our marketable securities for the year ended December 31, 2015.

Long-Lived Assets Including Other Acquired Intangible Assets. Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives, which is between 3 years for computer equipment and 5-20 years for production equipment.   The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon our most recent analysis, we recognized an impairment of $20,625 of property and equipment for the year ended December 31, 2015.

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable.  When required impairment losses on assets to be held and used are recognized based on the fair value of the asset.  The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required.  If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.  When fair values are not available, we estimate fair value by using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.  We recognized impairment losses of $20,625 for the year ended December 31, 2015.

Related Parties. We follow ASC 850, ”Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions.

Income Taxes.  We account for income taxes under ASC 740 “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. Deferred tax assets totaled $0 and $3,201 as of December 31, 2015 and 2014, respectively.

Earnings per Share. We compute basic and diluted earnings per share amounts in accordance with ASC Topic 260, “Earnings per Share.” Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of December 31, 2015 and 2014, the Company had no dilutive potential common shares.

Comprehensive Income (Loss). Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company is required to record all components of comprehensive income (loss) in the financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), net of their related tax effect, arrived at a comprehensive income (loss).  Other comprehensive loss was $0 and $108,109 for the year ended December 31, 2015 and 2014, respectively.

Recent Accounting Pronouncements

During the fourth quarter of 2014, the Company adopted Accounting Standards Update ("ASU") 2014-08, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The adoption of this guidance has not had a material impact on the Company’s financial position, results of operations or cash flows.

During the first quarter of 2015, the company adopted FASB’s guidance on reporting discontinued operations and disclosures of disposals of components of an entity. This standard raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The adoption of this guidance has not had a material impact on its financial position, results of operations or cash flows.

During the fourth quarter of 2015, the Company adopted ASU 2015-03, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, and amortization of those costs should be reported as interest expense. This ASU is effective for annual and interim periods beginning after December 15, 2015, and early adoption is permitted for financial statements that have not been previously issued. The new guidance should be applied on a retrospective basis for each period presented in the balance sheet. The adoption of this guidance has not had a material impact on its financial position, results of operations or cash flows.

In November 2015, the FASB issued (ASU) 2015-17, “Balance Sheet Classification of Deferred Taxes.” Currently deferred taxes for each tax jurisdiction are presented as a net current asset or liability and net noncurrent asset or liability on the balance sheet. To simplify the presentation, the new guidance requires that deferred tax liabilities and assets for all jurisdictions along with any related valuation allowances be classified as noncurrent in a classified statement of financial position. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption is permitted. The Company has adopted this guidance in the fourth quarter of the year ended December 31, 2015 on a retrospective basis. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows, and did not have any effect on prior periods due to the full valuation allowance against the Company’s net deferred tax assets.

Recent Accounting Pronouncements Issued But Not Adopted as of December 31, 2015

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2016-01, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this guidance.

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement –Period Adjustments.” Changes to the accounting for measurement-period adjustments relate to business combinations. Currently, an acquiring entity is required to retrospectively adjust the balance sheet amounts of the acquiree recognized at the acquisition date with a corresponding adjustment to goodwill as a result of changes made to the balance sheet amounts of the acquiree. The measurement period is the period after the acquisition date during which the acquirer may adjust the balance sheet amounts recognized for a business combination (generally up to one year from the date of acquisition). The changes eliminate the requirement to make such retrospective adjustments, and, instead require the acquiring entity to record these adjustments in the reporting period they are determined. The new standard is effective for both public and private companies for periods beginning after December 15, 2015. The Company is currently evaluating the impact of adopting this guidance.

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements – Going Concern (Subtopic 205-40), effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. This standard provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The guidance is effective for annual reporting periods ending after December 15, 2016, and early adoption is permitted. The Company expects to adopt this guidance on January 1, 2017. The Company does not expect the adoption of this guidance to have any impact on its financial position, results of operations or cash flows.

NOTE 4. MARKETABLE SECURITIES

We own 50,000 common shares of Endeavor IP, Inc. (“Endeavor”), which we received in May 2013 upon the sale of our XTRAX(R) patents to Endeavor.  Our marketable equity securities have been classified and accounted for as available-for-sale. We recognized an impairment of $10,215 in our marketable securities for the year ended December 31, 2015.

 NOTE 5. PROPERTY AND EQUIPMENT

Property consists of equipment purchased for the production of revenues.  The following table shows the Company’s property and equipment as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014	Estimated Service Lives in Years
Production equipment	$900	$25,900	5-20
Office and computer	2,467	2,467	3
Total property and equipment	3,367	28,367
Less accumulated depreciation	1,914	4,661
Property and equipment, net	$1,453	$23,706

Assets are depreciated over there useful lives when placed in service.  Depreciation expense was $1,627 and $1,789 for the year ended December 31, 2015 and 2014, respectively.

We recognized an impairment loss of $20,625 on production equipment for the year ended December 31, 2015.

NOTE 6. NOTE PAYABLE

As described further in Note 12. Subsequent Events, on December 16, 2015, we received a subscription for 2,500,000 shares of our common stock, for $100,000 from one institutional investor.  As of December 31, 2015, we failed to issue the shares. On February 12, 2016, the subscription was rescinded and the $100,000 deposit was mutually agreed to be treated as a short term loan and the balance of $72,342 in escrow account was shown as Restricted cash on the balance sheet. Accordingly, we have recorded the $100,000 loan amount as a Note Payable as of December 31, 2015. The Note Payable is  -unsecured, non-interest bearing, and is due on demand.

NOTE 7. INCOME TAXES

As of December 31, 2015, the Company has a deferred tax asset, resulting from benefits of net operating loss carry forward generated from inception, which expire in varying amounts between 2028 and 2035.  Management believes it is more likely than not that the deferred tax assets will not be realized. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize deferred tax assets through future operations.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net income (loss) before provision for income taxes. As of December 31, 2015, there was approximately $121,700 in deferred tax assets, which were off-set by an equal valuation allowance.

The Company has not taken positions contrary to the Internal Revenue Code, however, the tax years of 2011 through 2015 remain subject to audit by the Internal Revenue Service.

As of December 31, 2015 and 2014, the Company had a deferred tax asset of $0 and $3,201, respectively, attributable to the valuations (unrealized) of the marketable securities available for sale.

The tax effects of temporary differences that give rise to the Company’s net deferred tax asset as of December 31, 2015 and 2014 are as follows:

	December 31,	December 31,
	2015	2014
Current tax benefit	$(121,700)	$(100,800)
Valuation allowance	121,700	100,800
Total tax expense	$-	$-

	December 31,	December 31,
	2015	2014
Balance forward	$128,800	$28,000
Change in deferred tax asset	121,700	100,800
Total deferred tax asset	250,500	128,800
Valuation allowance	(250,500)	(128,800)
Total tax expense	$-	$-

NOTE 8. EQUITY TRANSACTIONS

Common Stock. The Company’s authorized common stock consists of 200,000,000 shares, par value of $0.0001. In December 31, 2015, we issued 100,000 shares of common stock to an officer and director of the Company for services valued at $5,000. There were 3,050,000 shares of Common Stock issued during the year ended December 31, 2014, of which 1,000,000 shares of common stock to an officer and director of the company valued at $52,200, 50,000 shares of common stock to a vendor for services valued at $2,610, and 2,000,000 shares of common stock to a former officer for services valued at $200. There were 15,244,885 and 15,144,885 common shares issued and outstanding at December 31, 2015 and 2014, respectively.

Preferred Stock. The Company’s authorized preferred stock consists of 50,000,000 shares, par value $0.0001. There was no preferred stock issued and outstanding as of December 31, 2015 and 2014.

On February 17, 2016, our Board of Directors voted to designate a class of preferred stock entitled Series A Preferred Stock, consisting of up to five million (5,000,000) shares, par value $0.0001 and a class of preferred stock entitled Series B-2 Preferred Stock, consisting of up to six million (6,000,000) shares, par value $0.0001, with a stated value of $0.25 per share (see Note 12, Subsequent Events).

Warrants and Options. There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table details the changes in accumulated other comprehensive income (“AOCI”) for the period ended December 31, 2015:

Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$(6,210)
Other comprehensive loss on available-for-sale securities, net of tax	6,210
Balance at December 31, 2015	$-

We recognized an impairment loss of $10,215 in our marketable securities and no accumulated other comprehensive income for the year ended December 31, 2015.

NOTE 10. COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of December 31, 2015 and 2014.

In the normal course of business, we may be confronted with issues or events that may result in a contingent liability. These generally relate to lawsuits, claims, environmental actions or the action of various regulatory agencies. If necessary, management consults with counsel and other appropriate experts to assess any matters that arise. If, in management’s opinion, we have incurred a probable loss as set forth by accounting principles generally accepted in the United States, an estimate is made of the loss, and the appropriate accounting entries are reflected in our financial statements. We do not anticipate that liabilities arising out of currently pending or threatened lawsuits and claims will have a material adverse effect on our financial position, results of operations or cash flows.

NOTE 11. RELATED PARTY CONSIDERATIONS

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

In December 2015, we issued 100,000 shares of common stock to Elliot Maza, our Chief Executive and Chief Financial Officer, for services valued at $5,000.

In September 2014, we issued 1,000,000 shares of common stock to Ezra Green, our former Chief Executive Officer, for services valued at $52,200. During the years ended December 31, 2015 and 2014, Mr. Green, received cash and stock-based compensation in the amount of $0 and $193,700, respectively.

In September 2014, we issued 2,000,000 shares of common stock to Mr. Bhansali, a former officer of the Company, for services valued at $200.

During the year ended December 31, 2015, we received $497,156 from Fuse Science, Inc. (“Fuse”) and paid $358,808 of expenses on behalf of Fuse, which as of June 30, 2015, owned 7,723,892 (51%) of Spiral shares. During the three months ended September 30, 2015, Fuse sold 6,600,000 of their Spiral shares in private transactions, which reduced their ownership to 7.4%.  Of these shares, 6,200,000 were sold for the benefit of Spiral and recorded as a contribution to capital of $25,595.

NOTE 12. SUBSEQUENT EVENTS

In accordance with authoritative guidance, we have evaluated any events or transactions occurring after December 31, 2015, the balance sheet date, through the date of filing of this report and note that there have been no such events or transactions that would require recognition or disclosure in the consolidated financial statements as of and for the year ended December 31, 2015, except as disclosed below.

On December 16, 2015, we received a subscription for 2,500,000 shares of our common stock, for $100,000 from one institutional investor (the “Investor”).  As of December 31, 2015, we failed to issue the shares. On February 12, 2016, the subscription was rescinded and the $100,000 deposit was mutually agreed to be treated as a short term loan (the “Loan”). On February 16, 2016, we agreed with the Investor to exchange 1,342,100 shares of common stock held by the Investor for 1.1 million shares of Series A Preferred Stock; extinguish the $100,000 Loan for 400,000 shares of Series B-2 Preferred Stock ($0.25 per share); and issue to the Investor an additional 200,000 shares of Series B-2 Preferred Stock) for $50,000 upon filing of the Certificate of Designation therefor and completion of a recapitalization of the Company, which is expected to occur on or prior to February 29, 2016.

On February 17, 2016, pursuant to Article 3.03 of our Articles of Incorporation, our Board of Directors voted to designate a class of preferred stock entitled Series A Preferred Stock, consisting of up to five million (5,000,000) shares, par value $0.0001.  With respect to rights on liquidation, winding up and dissolution, the Series A Preferred Stock ranks pari passu to the class of common stock. Shares of Series A Preferred Stock have no dividend rights except as may be declared by the Board in its sole and absolute discretion, out of funds legally available for that purpose. Shares of Series A Preferred Stock are convertible, at the option of the holder, into shares of our common stock on a one (1) for one (1) basis, subject to a limitation that the Company shall not effect any conversion of any preferred shares held by a holder to the extent that such holder or any of its affiliates would beneficially own in excess of 4.99% of our common stock following the conversion.  A holder may increase this limitation to 9.99% upon 60 days written notice to the Company.  All outstanding shares of Series A Preferred Stock shall be automatically converted to shares of common stock thirty (30) days after the closing of a contemplated acquisition and a minimum private offering of our Series B-2 Preferred Stock.  Holders of Series A Preferred Stock have the right to vote as-if-converted to common stock all matters submitted to a vote of holders of the Company’s common stock.

Also on February 17, 2016 and pursuant to Article 3.03 of our Articles of Incorporation, our Board of Directors voted to designate a class of preferred stock entitled Series B-2 Preferred Stock, consisting of up to six million (6,000,000) shares, par value $0.0001, with a stated value of $0.25 per share.  With respect to rights on liquidation, winding up and dissolution, holders of Series B-2 Preferred Stock will be paid in cash in full, before any distribution is made to any holder of common or other classes of capital stock, an amount of $0.25 per share. Shares of Series B-2 Preferred Stock have no dividend rights except as may be declared by the Board in its sole and absolute discretion, out of funds legally available for that purpose. Shares of Series B-2 Preferred Stock are convertible, at the option of the holder, into shares of our common stock on a one (1) for one (1) basis.  Holders of Series B-2 Preferred Stock have the right to vote as-if-converted to common stock all matters submitted to a vote of holders of the Company’s common stock.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

(a) Disclosure Controls and Procedures

Our principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report. He has concluded that, based on such evaluation, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as of December 31, 2015, as further described below.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Overview

Internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) refers to the process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management is responsible for establishing and maintaining adequate internal control over financial reporting.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. As a result of the material weaknesses described below, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2015.

Management’s Assessment

Management has determined that, as of the December 31, 2015 measurement date, there were material weaknesses in both the design and effectiveness of our internal control over financial reporting. Management has assessed these deficiencies and has determined that there were four general categories of material weaknesses in internal control over financial reporting. As a result of our assessment that material weaknesses in our internal control over financial reporting existed as of December 31, 2015, management has concluded that our internal control over financial reporting was not effective as of December 31, 2015. A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified at least two material weaknesses in our internal control over financial reporting.  Specifically, (1) we lack a sufficient number of employees to properly segregate duties and provide adequate review of the preparation of the financial statements and (2) we lack sufficient independent directors on our Board of Directors to maintain Audit and other committees consistent with proper corporate governance standards. We have limited financial resources and only one employee. The lack of personnel is a weakness because it could lead to improper classification of items and other failures to make the entries and adjustments necessary to comply with U.S. GAAP. Accordingly, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of December 31, 2015.

This Annual Report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting have come to management’s attention during the Company’s last fiscal quarter that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

The following table sets forth the name, age and position of our directors, executive officers and significant employees as of the filing date of this report on Form 10-K.  All of our directors hold office until they resign or are removed from office in accordance with out bylaws.

Name	Age	Title
Elliot M. Maza, J.D., C.P.A.	60	Chief Executive Officer, Chief Financial Officer, Director

On January 29, 2016, Ezra Green resigned as our CEO and member of our board of directors.

Elliot Maza, JD, CPA. Mr. Maza was appointed to serve as our new Chief Executive Officer and as a member of our Board of Directors on January 29, 2016. He has served as our Consulting Chief Financial Officer since August 5, 2015. Currently, Mr. Maza serves as Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of Intellect Neurosciences, Inc. a biotechnology company focused on developing therapeutics for neurological diseases. He has been employed in various management positions at Intellect Neurosciences, Inc. since May 2006. Mr. Maza was the Chief Executive Officer and CFO of Biozone Pharmaceuticals, Inc. from August 2011 until January 2014. From December 2003 to May 2006 Mr. Maza was Chief Financial Officer of Emisphere Technologies, Inc., a publicly held biopharmaceutical company specializing in oral drug delivery. He was a partner at Ernst and Young LLP from March 1999 to December 2003 and served as a Vice President at Goldman Sachs, Inc., JP Morgan Securities, Inc. and Bankers Trust Securities, Inc. at various times during March 1991 to March 1999. Mr. Maza was an investment banking associate at Goldman Sachs, Inc. from April 1989 to March 1991. Mr. Maza practiced law at Sullivan and Cromwell in New York from September 1985 to April 1989.

Conflicts of Interest

Certain potential conflicts of interest are inherent in the relationships between the Company’s officers and directors and the Company.

From time to time, one or more of the Company’s affiliates may form or hold an ownership interest in and/or manage other businesses both related and unrelated to the type of business that the Company own and operate. These persons expect to continue to form, hold an ownership interest in and/or manage additional other businesses which may compete with the Company’s business with respect to operations, including financing and marketing, management time and services and potential customers. These activities may give rise to conflicts between or among the interests of us and other businesses with which the Company’s affiliates are associated. The Company’s affiliates are in no way prohibited from undertaking such activities, and neither the Company nor the Company’s shareholders will have any right to require participation in such other activities.

Further, because we intend to transact business with some of the Company’s officers, directors and affiliates, as well as with firms in which some of the Company’s officers, directors or affiliates have a material interest, potential conflicts may arise between the respective interests of us and these related persons or entities. The Company believes that such transactions will be effected on terms at least as favorable to us as those available from unrelated third parties.

With respect to transactions involving real or apparent conflicts of interest, we have adopted policies and procedures which require that: (i) the fact of the relationship or interest giving rise to the potential conflict be disclosed or known to the directors who authorize or approve the transaction prior to such authorization or approval, (ii) the transaction be approved by a majority of our disinterested outside directors, and (iii) the transaction be fair and reasonable to us at the time it is authorized or approved by our directors.

Our policies and procedures regarding transactions involving potential conflicts of interest are not in writing.  We understand that it will be difficult to enforce our policies and procedures and will rely and trust our officers and directors to follow our policies and procedures.  We will implement our policies and procedures by requiring the officer or director who is not in compliance with our policies and procedures to remove himself and the other officers and directors will decide how to implement the policies and procedures, accordingly.

Involvement in Certain Legal Proceedings

To the Company’s knowledge, during the past ten (10) years, none of the Company’s directors, executive officers, promoters, control persons, or nominees has been:

•
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law

 Director Independence

Our Board of Directors has determined none of our directors qualify as “independent” as the term is used in Item 407 of Regulation S-K as promulgated by the SEC and in the listing standards of The Nasdaq Stock Market, Inc. – Marketplace Rule 4200.

 Meetings and Committees of the Board of Directors

Our Board of Directors held no formal meetings during the most recently completed fiscal year. All proceedings of the Board of Directors were conducted by resolutions that were consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the General Corporation Law of the State of Delaware and our bylaws, as valid and effective as if they had been passed at a meeting of the Board of Directors duly called and held.

 Committees

Our business, property and affairs are managed by or under the direction of the Board of Directors. Members of the Board of Directors are kept informed of our business through discussion with the chief executive and financial officers and other officers, by reviewing materials provided to them and by participating at meetings of the board and its committees. We presently do not have any committees of our Board of Directors; however, our Board of Directors intends to establish various committees at some point in the near future.

 Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of our company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2015, and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2015, we believe that during the year ended December 31, 2015, our executive officers, directors and all persons who own more than ten percent of a registered class of our equity securities have complied with all Section 16(a) filing requirements.

Director Compensation

All of our directors hold office until they resign or are removed from office in accordance with our bylaws. None of our directors receive any compensation for serving as directors.

Our Articles of Incorporation contain indemnification provisions, which provide, among other things that we will indemnify each director, under certain circumstances, for defense expenses, damages, judgments, fines and settlements incurred by the director in connection with actions or proceedings to which he or she may be a party as a result of his or her position as a member of our Board, and otherwise to the full extent permitted under our bylaws and state law.

Code of Ethics

Our Board has adopted a Code of Ethics that applies to our Chief Executive Officer and our Chief Financial Officer as well as to our other senior management and senior financial staff. Our Code of Ethics complies with the requirements imposed by the Sarbanes-Oxley Act of 2002, as amended, and the rules and regulations issued thereunder for codes of ethics applicable to such officers. Our Code of Ethics is available, and is incorporated herein by reference, on our website, located at http://www.mach1drone.com

Item 11.          Executive Compensation.

 Summary Compensation Table

The following table sets forth certain information about the compensation paid or accrued to the persons who served as our Chief Executive Officer and all other executive officers during the last two completed fiscal years whose total compensation exceeded $100,000 for that year (the “named executive officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation	Total ($)
Ezra Green, Chief Executive Officer	2014	$141,500		$52,200		$193,700,

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of December 31, 2015, regarding the beneficial ownership of shares of our common stock by each person known to us to be the beneficial owner of more than 5% of our common stock, each of our named executive officers, each member of our board of directors, and all members of our board of directors and executive officers as a group.

Beneficial ownership is determined in accordance with rules promulgated under the Exchange Act and generally includes voting and/or investment power with respect to securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock issuable upon the exercise of stock options, warrants or the conversion of other securities held by that person that are currently exercisable or convertible, or are exercisable or convertible within 60 days, are deemed to be issued and outstanding.

Name and Address of Beneficial Holder	Amount and Nature of Beneficial Ownership	Percent of Class

ACC SYSTEMS INC
125 WILBUR PLACE SUITE 200
BOHEMIA NY 11716	1,050,000	6.89%

WILLIAM D LIPKIND TTEE
FBO THE FOUR CAMPS 2013 TRUST
UA DTD 04/15/2013
80 MAIN ST STE 350
WEST ORANGE NJ 07052-5438	2,229,500	14.63%

FUSE SCIENCE INC
6035 NW 167TH ST STE E-21
HIALEAH FL 33015-4309	1,123,892	7.37%

BARRY HONIG
555 S FEDERAL HWY
SUITE 450
BOCA RATON FL 33432-5505	1,017,167	6.67%

QUEST DOCUMENTS SOLUTIONS LLC
4 SOUTH ORANGE AVE
SUITE 170
SOUTH ORANGE, NJ 07079	4,500,000	29.52%

ELLIOT MAZA
114 CHESTNUT ST
ENGLEWOOD NJ 07631-3033	100,000	0.66%

EZRA GREEN
5510 MERRICK RD
MASSAPEQUA NY 11758	494,900	3.25%

Item 13.          Certain Relationships and Related Transactions, and Director Independence.

We describe below any transactions, arrangements or relationships of which we are aware, as of the date of filing of this current report, which occurred since the beginning of the last fiscal year or are currently proposed to which we are or will be a participant (as defined in Item 404 of Regulation S-K); in which the amount involved exceeded or will exceed $120,000; and in which any related person (as defined in Item 404 of Regulation S-K) has or will have a direct or indirect material interest. We include in the description below transactions involving certain of our founders and control persons.

None

Item 14.          Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended December 31, 2015 and 2014 was $42,000 and $10,500, respectively.

Audit-Related Fees

The aggregate fees billed by our principal accountant for assurance and advisory services that were related to the performance of the audit or review of our financial statements for the year ended December 31, 2015 and 2014 was $0.00 each year.

Tax Fees

            The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the years ended December 31, 2015 and 2014 was $0 each year. These fees related to the preparation of federal income and state franchise tax returns.

All Other Fees

The aggregate fees billed for products and services provided by someone other than our principal accountant for the fiscal year ended December 31, 2015 and 2014 was $0 each year.

Policy on Audit

We do not currently have an Audit Committee.  The policy of our Board of Directors, which acts as our Audit Committee, is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to our Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

Item 15.          Exhibits and Financial Statement Schedules.

The exhibits filed or furnished with this Form 10-K are shown on the Exhibit List that follows the signatures hereto, which list is incorporated herein by reference.

EXHIBIT INDEX

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification pursuant to Rule 18 U.S.C Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002 (filed herewith)
101 INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Schema Document
101 CAL	XBRL Taxonomy Calculation Linkbase Document
101 LAB	XBRL Taxonomy Labels Linkbase Document
101 PRE	XBRL Taxonomy Presentation Linkbase Document
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

**
Confidential treatment has been granted for the redacted portions of this agreement. A complete copy of this agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Dated: February 29, 2016	SPIRAL ENERGY TECH., INC.

/s/ Elliot Maza
Elliot Maza
Chief Executive Officer & CFO

SIGNATURES	TITLE	DATE

/s/ Elliot Maza
Elliot Maza	Chief Executive Officer, CFO and Director	February 29, 2016