Form 10-Q
period 2016-03-31
Exactus, Inc.
filed 2016-05-16
CIK 1552189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2016

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 333-183360

EXACTUS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	27-1085858
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

4870 Sadler Road, Suite 300
Glen Allen, VA	23060
(Address of Principal Executive Offices)	(Zip Code)

(804) 205-5036
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

The registrant had 4,630,018 shares of Common Stock, par value $0.0001 par value per share, outstanding as of May 16, 2016.

-i-

Exactus, Inc.
(formerly known as Spiral Energy Tech, Inc.)
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$227,093	$-
Restricted cash	-	72,342
Due from related parties	-	7,010
Prepaid expenses	25,000	-
Total current assets	252,093	79,352

Property and equipment, net of accumulated depreciation of $0 and $1,914, respectively.	-	1,453
Intangible asset- license agreement	50,000	-
Intellectual property- patents, net	-	4,080

TOTAL ASSETS	$302,093	$84,885

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Bank overdraft	$-	$1,172
Accounts payable	148,122	75,483
Accrued expenses	10,819	1,550
Note payable	-	100,000
Total Current Liabilities	158,941	178,205

TOTAL LIABILITIES	158,941	178,205

Stockholders' Equity (Deficit)
Preferred stock: 50,000,000 authorized; $0.0001 par value 0 shares issued and outstanding	-	-
Preferred stock Series A: 5,000,000 and 0 authorized; $0.0001 par value 4,558,042 and 0 shares issued, respectively and 0 shares outstanding	-	-
Preferred stock Series B-1: 32,000,000 and 0 authorized; $0.0001 par value 30,000,000 and 0 shares issued and outstanding, respectively	3,000	-
Preferred stock Series B-2: 6,000,000 and 0 authorized; $0.0001 par value 2,084,000 and 0 shares issued and outstanding, respectively	208	-
Common stock: 200,000,000 shares authorized; $0.0001 par value 4,630,018 and 515,290 shares issued and outstanding, respectively	463	52
Additional paid-in capital	1,111,260	643,587
Accumulated deficit	(971,779)	(736,959)
Total Stockholders' Equity (Deficit)	143,152	(93,320)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$302,093	$84,885

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Exactus, Inc.
(formerly known as Spiral Energy Tech, Inc.)
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
	2016	2015

Revenues	$-	$-

Operating Expenses
General and administration	104,809	24,048
Professional	97,728	39,367
Research and development	26,750	-
Impairment of patent	4,080	-
Depreciation and amortization	-	606
Total operating expenses	233,367	64,021

Net loss from operations	(233,367)	(64,021)

Other Income (loss)

Loss on disposal of equipment	(1,453)	-
Total other (loss) income	(1,453)	-

Net loss before income taxes	(234,820)	(64,021)
Provision for income tax	-	-

Loss from continuing operations	$(234,820)	$(64,021)

Revenue from discontinued operations	-	213

Net Loss	$(234,820)	$(63,808)

Other comprehensive loss, net of tax	-	(502)

Total Comprehensive Loss	$(234,820)	$(64,523)

Basic and Diluted Loss per Common Share	$(0.54)	$(0.13)

Weighted Average Number of Common Shares Outstanding	430,953	511,910

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Exactus, Inc.
(formerly known as Spiral Energy Tech, Inc.)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2016	2015

Cash Flows From Operating Activities:
Net loss	$(234,820)	$(63,808)
Adjustments to reconcile net loss to cash used in operations:
Depreciation and amortization	-	605
Bad debt	7,010	-
Loss on disposal of property and equipment	1,453	-
Impairment of patent	4,080	-
Bank overdraft write-off	(1,172)	-
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	-	(213)
Due from related parties	-	(895)
Prepaid expenses	(25,000)	2,549
Increase (decrease) in operating liabilities:
Accounts payable	72,639	(12,395)
Accrued expenses	9,269	(7,000)
Net Cash Used In Operating Activities	(166,541)	(81,157)

Cash Flows From Investing Activities:
Acquisiton of equipment	-	(1,522)
Acquisition of cash balance from Exactus BioSolutions Inc.	1,292	-
Net Cash Provided By (Used In) Investing Activities	1,292	(1,522)

Cash Flows From Financing Activities:
Proceeds from sale of Series B-2 Preferred Stock	370,000	-
Payment for Series A Preferred Stock	(50,000)	-
Proceeds from related party (contributed capital)	-	78,902
Net Cash Provided By Financing Activities	320,000	78,902

Net increase (decrease) in cash and cash equivalents	154,751	(3,777)
Cash and cash equivalents at beginning of period	72,342	41,692

Cash and cash equivalents at end of period	$227,093	$37,915

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash transactions investing and financing activity:
Acquisition of license agreement from Exactus BioSolutions Inc	$50,000
Preferred Stock Series B-2 issued as payment for Note payable	$100,000	$-
Preferred Stock Series B-2 issued as payment for Exactus shareholder loans	$51,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Exactus, Inc.
(Formerly known as Spiral Energy Tech, Inc.)
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2016

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by accounting principles generally accepted in the United States. The financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s 10k for the fiscal year ended December 31, 2015 filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2016. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for fair presentation.

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

The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the entire year or for any other period.

We adopted early application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements effective September 30, 2014, therefore, inception-to-date information and other remaining disclosure requirements of Topic 915 are not presented or disclosed.

NOTE 2. BUSINESS DESCRIPTION AND GOING CONCERN

Organization and Business Description

Exactus, Inc. (f/k/a Spiral Energy Tech, Inc and Solid Solar Energy, Inc.) (“Exactus”, “our”, “us”, “we” or the “Company”) was incorporated on January 18, 2008 as “Solid Solar Energy, Inc.” in the State of Nevada as a for-profit Company. On May 16, 2013, we filed a certificate of amendment to the Company’s amended and restated articles of incorporation to change our name to “Spiral Energy Tech., Inc.” from Solid Solar Energy, Inc. Effective March 22, 2016, we changed our corporate name to “Exactus, Inc.”  The name change was approved via a merger with our wholly-owned subsidiary, Exactus Acquisition Corp.

Exactus is a life science company that will develop and commercialize Point-of-Care (POC) diagnostics for measuring proteolytic enzymes in the blood based on a proprietary detection platform. The products will employ a disposable test “biosensor” strip combined with a portable and easy to use hand held detection unit that provides a result in less than 30 seconds.  We intend to file to gain regulatory approval and launch our products in the United States and Europe.  Management expects that, going forward, development and commercialization of the FibriLyzer and related technology exclusively licensed by Exactus will be our primary business focus.

As of March 31, 2016, we had no products available for sale. There can be no assurance that our technology will be commercially successful. In addition, we operate in an environment of rapid change in technology and are dependent upon the continued services of our current consultants and subcontractors.

As of March 31, 2016, we had $227,093 of cash. We expect that these funds will not be sufficient to enable us to complete all necessary development of any potential products. Accordingly, we will be required to obtain further funding through public offerings, debt financing, collaboration arrangements or other sources. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs.

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

The Company’s headquarters are located at 4870 Sadler Road, Suite 300, Glen Allen, Virginia 23060.  The elected year end is December 31.

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted account principles as found in the Accounting Standards Codification (ASC) an Accounting Standards Update (ASU) of the Financial Accounting Standards Board (FASB).

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

Cash and cash equivalents were $227,093 and $72,342 at March 31, 2016 and December 31, 2015, respectively.

Long-Lived Assets Including Other Acquired Intangible Assets

Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives, which is between 3 years for computer equipment and 5-20 years for production equipment.   The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Due to a change in business focus to a life science company in February 2016, we recognized a loss on disposal of drone equipment of $1,453 for the three months ended March 31, 2016 and impairment of patents for drone technology of $4,080.

Revenue Recognition

We recognize revenue when it is realized or realizable and estimable in accordance with ASC 605, “Revenue Recognition”.

Research and Development Expenses

We follow ASC 730-10, “Research and Development,” and expense research and development costs when incurred.  Accordingly, third-party research and development costs, including designing, prototyping and testing of product, are expensed when the contracted work has been performed or milestone results have been achieved.   Research and development costs of $26,750 and $0 were incurred for the three months ending March 31, 2016 and 2015, respectively.

Related Parties

We follow ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions.

Earnings per Share

We compute basic and diluted earnings per share amounts in accordance with ASC Topic 260, “Earnings per Share.” Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if preferred stock converted to common stock.  Preferred stock is excluded from the diluted earnings per share calculation if their effect is anti-dilutive.

As of March 31, 2016 and December 31, 2015, the Company had 32,084,000 and no dilutive potential common shares.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company is required to record all components of comprehensive income (loss) in the financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), net of their related tax effect, arrived at a comprehensive income (loss).  Other comprehensive loss was $0 and $502 for the three months ended March 31, 2016 and 2015, respectively.

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

NOTE 4.  LICENSE AGREEMENT

On February 29, 2016, the Company acquired, by its acquisition of Exactus Biosolutions, Inc (see Note 5), an exclusive license agreement with Digital Diagnostics Inc. Exactus BioSolutions, Inc. paid a $50,000 non-refundable, up-front licensing payment which was recognized as an intangible asset upon the acquisition.   Pursuant to the agreement, the Company is required to pay Digital Diagnostics, in cash and/or stock, milestone fees for the first regulatory clearance or approval of the Fibrilyzer and upon the first regulatory clearance or approval of the Matrilyzer. With regard to each product sold by the Company, the Company is required to pay, in cash and/or stock, sales milestone payments and royalties based on net sales of products, calculated on a product-by-product basis. No milestones have been met and no milestone payments have been paid or accrued for through March 31, 2016. The License agreement is effective until terminated by either Digital Diagnostics or the Company.

NOTE 5. EQUITY TRANSACTIONS

Recapitalization and Change in Control

On February 29, 2016, Exactus, Inc., formerly Spiral Energy Tech, Inc. (the “Company”) entered into a Share Exchange Agreement (the “Agreement”) with Exactus BioSolutions, Inc. (“Exactus BioSolutions”), a Delaware corporation.  Under the terms of the Agreement, the Company acquired all of the issued and outstanding capital stock of Exactus BioSolutions, Inc. in exchange for our issuance of a total of 30 million shares of our newly-designated Series B-1 Preferred Stock to the former shareholders representing approximately 87% of voting control of the Company upon consummation of the Agreement in exchange for 100% of Exactus BioSolutions common stock.  The Company initially reported an issuance of 32 million shares of Series B-1 Preferred Stock being issued in exchange for the capital stock of Exactus Bio Solutions. Due to an anticipated pre-acquisition investment in Exactus BioSolutions that was not made, however, the final total issued shares of Series B-1 Preferred Stock was 30 million. The consummation of the Agreement resulted in a change in control of the Company. As part of this transaction, the Company acquired a $50,000 license agreement and $1,292 in cash. The Company also assumed liabilities of $51,000.

Exactus BioSolutions is a life science company, formed in December 7, 2015 and owns a license to develop and commercialize Point-of-Care (POC) diagnostics for measuring proteolytic enzymes in the blood based on a proprietary detection platform. The Company has considered the guidance pursuant to Rule 11-01(d) of Regulation S-X and related interpretations and has concluded the acquisition of Exactus BioSolutions is the acquisition of an asset and not of a business.  The license agreement and shareholder loans have been accounted for and recorded at historical cost.

Concurrently with the closing of the Agreement, the Company closed a private offering of our Series B-2 Preferred Stock.  The Company sold a total of 2,084,000 shares of Series B-2 Preferred Stock at an offering price of $0.25 per share, for an aggregate subscription price of $521,000. The Company originally reported a total of 2,884,000 shares of Series B-2 preferred stock being issued in the offering. Due to: (i) an anticipated investment for 1,000,000 shares which was not made, and (ii) an additional subscription for 200,000 shares for which documentation had not been completed, however, the final total issued shares of Series B-2 Preferred Stock was 2,084,000.  The shares sold in the offering included 400,000 shares of Series B-2 preferred stock issued to extinguish $100,000 loan and 204,000 shares of Series B-2 preferred stock issued to former creditors of Exactus BioSolutions in exchange for their release of $51,000 in debt owed by Exactus.  After accounting for these issuances, our net cash proceeds from the offering were $370,000.  No underwriting discounts or commissions have been or will be paid in connection with the sale of our Series B-2 Preferred Stock.

Also on February 29, 2016, the Company entered into Exchange Agreements with certain holders of our common stock holding an aggregate of 393,314 post-split (11,636,170 pre-split) shares of common stock.  Under the Exchange Agreements, these shareholders exchanged their common stock for a total of 4,558,042 shares of our Series A Preferred Stock. These exchanges consisted of: (i) thirteen common stock holders holding 10,894,070 (pre-split) shares of common stock who exchanged their common stock for 3,458,042 shares Series A Preferred Stock, resulting in a (pre-split) exchange ratio of approximately 1 for 3.15, and (ii) one shareholder who, under a separately negotiated agreement, exchanged 742,100 (pre-split) shares common stock for 1,100,000 shares of Series A Preferred Stock, resulting at a (pre-split) exchange ratio of approximately 1.48 for 1.  Immediately following such share exchanges, the Company repurchased 50,000 shares of Series A Preferred Stock from a shareholder for a total price of $50,000.

Reverse Stock Split

Effective March 22, 2016, the Company performed a reverse split of our common stock on a 1 for 29.5849 basis, pursuant to the prior approval by our Board of Directors and a majority of our shareholders.  On March 22, 2016, the effective date of the reverse split, we had approximately 121,978 shares of common stock issued and outstanding. The par value of the common stock was unchanged at $0.0001 per share, post-split. All per share information in the condensed financial statements gives retroactive effect to the 1 for 29.5849 reverse stock split that was effected on March 22, 2016.

Preferred Stock

The Company’s authorized preferred stock consists of 50,000,000 shares with a par value of $0.0001.  On February 17, 2016, our Board of Directors voted to designate a class of preferred stock entitled Series A Preferred Stock, consisting of up to five million (5,000,000) shares, par value $0.0001.  The shares of Series A Preferred Stock were automatically converted to 4,508,042 shares of common stock thirty (30) days after the closing of the acquisition and the minimum private offering of our Series B-2 Preferred Stock.  As a result, there are no Series A preferred stock issued and outstanding as of March 31, 2016.

Also on February 17, 2016, our Board of Directors voted to designate a class of preferred stock entitled Series B-2 Convertible Preferred Stock (“Series B Preferred Stock”), consisting of up to six million (6,000,000) shares, par value $0.0001, with a stated value of $0.25 per share.  With respect to rights on liquidation, winding up and dissolution, holders of Series B-2 Preferred Stock will be paid in cash in full, before any distribution is made to any holder of common or other classes of capital stock, an amount of $0.25 per share. Shares of Series B-2 Preferred Stock have no dividend rights except as may be declared by the Board in its sole and absolute discretion, out of funds legally available for that purpose. Shares of Series B-2 Preferred Stock are convertible, at the option of the holder, into shares of our common stock on a one (1) for one (1) basis.  Holders of Series B-2 Preferred Stock have the right to vote as-if-converted to common stock all matters submitted to a vote of holders of the Company’s common stock.

On February 29, 2016, our Board of Directors voted to designate a class of preferred stock entitled Series B-1 Convertible Preferred Stock (“Series B-1 Preferred Stock”), consisting of up to thirty-two million (32,000,000) shares, par value $0.0001.  With respect to rights on liquidation, winding up and dissolution, the Series B-1 Preferred Stock ranks pari passu to the class of common stock. Shares of Series B-1 Preferred Stock have no dividend rights except as may be declared by the Board in its sole and absolute discretion, out of funds legally available for that purpose. Shares of Series B-1 Preferred Stock are convertible, at the option of the holder, into shares of our common stock on a one (1) for one (1) basis. Holders of Series B-1 Preferred Stock have the right to vote as-if-converted to common stock on all matters submitted to a vote of holders of the Company’s common stock.

As of March 31, 2016, 2,084,000 Preferred Series B-2 were issued and outstanding and 30,000,000 of Preferred Series B-1 were issued and outstanding.  As of December 31, 2015, no shares of Preferred Stock were issued or outstanding.

Common Stock

The Company’s authorized common stock consists of 200,000,000 shares with a par value of $0.0001.

The Company automatically converted Preferred Series A shares to common stock as of March 30, 2016.  As a result, 4,508,042 shares of common stock were issued in exchange of 4,508,042 shares of Series A Preferred Stock.

With the reverse stock split and conversion of Series A Preferred Stock shares to common stock, there were 4,630,018 and 515,290 common shares issued and outstanding at March 31, 2016 and December 31, 2015,, respectively.

Warrants and Options

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time the Company may become a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 7. RELATED PARTY CONSIDERATIONS

Some of the officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. We have not formulated a policy for the resolution of such conflicts.

NOTE 8. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued and determined there are no additional items to disclose.

ITEM 2. MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations contains information that management believes is relevant to an assessment and understanding of our results of operations. You should read this discussion in conjunction with the Financial Statements and Notes included elsewhere in this report and with the audited financial statements and notes thereto contained in the Company’s 10k for the fiscal year ended December 31, 2015 filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2016. Certain statements set forth below constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. See “Special Note Regarding Forward-Looking Statements”. References to “Exactus,” the “Company,” “we,” “us” and “our” refer to Exactus, Inc.

General

Exactus is a life science company that will develop and commercialize Point-of-Care (POC) diagnostics for measuring proteolytic enzymes in the blood based on a proprietary detection platform. The products will employ a disposable test “biosensor” strip combined with a portable and easy to use hand held detection unit that provides a result in less than 30 seconds.  We intend to file to gain regulatory approval and launch our products in the United States and Europe.  Management expects that, going forward, development and commercialization of the FibriLyzer and related technology exclusively licensed by Exactus will be our primary business focus.

Results of Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015:

	Three Months Ended
	March 31,
	2016	2015	change
Revenue	$-	$213	$(213)
Operating expenses	233,367	64,021	169,346

Net loss from operations	(233,367)	(63,808)	(169,559)
Other loss	(1,453)	-	(1,453)

Net loss	$(234,820)	$(63,808)	$(171,012)

The Company had revenue of $0 for the three month period ended March 31, 2016, as compared to $213 for the three month period ended March 31, 2015.  The decrease in revenue is because as of April 1, 2015, management decided to abandon its claim to any future income from the single solar photovoltaic system installed by the Company in a residential home. Pursuant to a residential power plan solar customer agreement with the owner of the residence, the Company had been entitled to approximately $71 per month ($213 per three month period). As of April 1, 2015, management decided to abandon efforts to collect past or future amounts due under the solar power customer agreement and to write off the carrying cost of the associated fixed asset.

Operating expenses increased by $169,346, from $64,021 for the three months ended March 31, 2015 to $233,367 for the comparable period ended March 31, 2016. The difference primarily is attributable to: the acquisition of Exactus and change in business focus to a life science company, an increase in professional and compliance fees of approximately $58,361 resulting from the acquisition and associated “public company” activities; an increase in R&D expense of approximately $26,750; and an increase general and administration expenses of approximately $80,761 resulting from an increase in travel expense of $13,008 and management fees of $67,853.

As a result of the foregoing, we generated an operating loss of $233,367 for the three month period ended March 31, 2016 as compared to an operating loss of $63,808 for the three month period ended March 31, 2015, a change of $169,559.

The Company had other loss of $1,453 for the three month period ended March 31, 2016, as compared to $0 for the three month period ended March 31, 2015. The increase in other loss is attributable to the loss on disposal of equipment related to the prior business focus, drone technology.

 As a result of the foregoing, we generated a net loss of $234,820 for the three month period ended March 31, 2016 as compared to a net loss of $63,808 for the three month period ended March31,2015, a change of $171,012.

Liquidity and Capital Resources

Since our inception in 2008, we have generated losses from operations. As of March 31, 2016, our accumulated deficit was $971,779 of which $736,959 was related to our prior business focus, drone technology.  Our net loss for the three month periods ended March 31, 2016 and 2015 was $234,820 and $63,808, respectively.

Net cash used in operating activities for the three month period ended March 31, 2016 was $166,541. We recorded a net loss for the three month period of $234,820. Other items in uses of funds from operations included non-cash charges related to bad debt, loss on disposal of equipment, and patent impairment, which collectively totaled $12,543. Increases in accounts payable and accrued liabilities increased net cash from operating activities by $81,908, partially offset by an increase in prepaid expenses of $25,000.

Net cash used in operating activities for the three month period ended March 31, 2015 was $81,157. We recorded a net loss of $63,808 for the period. Other items in uses of funds from operations included non-cash charges for depreciation expenses which totaled $605. Net changes in accrued liabilities, receivables and other assets  decreased cash by $17,954.

Net cash provided by (used in) investing activities for the three month period ended March 31, 2016 and March 31, 2015 were $1,292 and $(1,522), respectively, due to acquisition of Exactus BioSolutions, Inc. and purchases of equipment, respectively.

Net cash provided by financing activities for the three month period ended March 31, 2016 was $320,000 largely due to proceeds from our issuance of shares of Series B-2 Preferred Stock and offset by our payment for Series A Preferred Stock Series.  Net cash provided by financing activities for the three month period ended March 31, 2015 was $78,902 due to proceeds from a related party.

As of March 31, 2016, we had $227,093 of cash. We expect that these funds will not be sufficient to enable us to complete all necessary development and commercialization of our new business focus, the FibriLyzer and related technology. Accordingly, we will be required to obtain further funding through public offerings, debt financing, collaboration arrangements or other sources. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs.

Going Concern

The audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2015 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

As of March 31, 2016, we had no material off-balance sheet arrangements.

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

Our CEO and CFO believe that as of March 31, 2016, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The conclusion was due to the presence of the following material weaknesses in disclosure controls and procedures due to our small size and limited resources: (i) inadequate segregation of duties and effective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both U.S. GAAP and SEC Guidelines; (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; and (iv) no written whistleblower policy.

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

Changes in Internal Controls over Financial Reporting

Due to the acquisition of Exactus BioSolutions, Inc. and the resulting change in control to include a new CEO and CFO, there have been changes in the internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2016.

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

    None.

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

May 16, 2016	Exactus, Inc.

/s/ Philip J. Young
Philip J. Young
Chief Executive Officer

/s/ Kelley A. Wendt
Kelley A. Wendt
Chief Financial Officer