Form 10-Q
period 2016-06-30
Exactus, Inc.
filed 2016-08-22
CIK 1552189

                       UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2016

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 333-183360

EXACTUS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	27-1085858
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

4870 Sadler Road, Suite 300
Glen Allen, VA	23060
(Address of Principal Executive Offices)	(Zip Code)

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

The registrant had 33,430,018 shares of Common Stock, par value $0.0001 per share, outstanding as of August 22, 2016.

-i-

Exactus, Inc.
(formerly known as Spiral Energy Tech, Inc.)
Condensed Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$38,776	$-
Restricted cash	-	72,342
Due from related parties	-	7,010
Prepaid expenses	1,000,000	-
Total current assets	1,038,776	79,352

Property and equipment, net of accumulated depreciation of $0 and $1,914, respectively.	-	1,453
Intangible asset- license agreement	50,000	-
Intellectual property- patents, net	-	4,080

TOTAL ASSETS	$1,088,776	$84,885

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Bank overdraft	$-	$1,172
Accounts payable	187,027	75,483
Accrued expenses	19,471	1,550
Note payable	-	100,000
Total Current Liabilities	206,498	178,205

TOTAL LIABILITIES	206,498	178,205

Stockholders' Equity (Deficit)
Preferred stock: 50,000,000 authorized; $0.0001 par value 0 shares issued and outstanding	-	-
Preferred stock Series A: 5,000,000 and 0 authorized; $0.0001 par value 4,558,042 and 0 shares issued, respectively and 0 shares outstanding	-	-
Preferred stock Series B-1: 32,000,000 and 0 authorized; $0.0001 par value 2,800,000 and 0 shares issued and outstanding, respectively	280	-
Preferred stock Series B-2: 6,000,000 and 0 authorized; $0.0001 par value 2,084,000 and 0 shares issued and outstanding, respectively	208	-
Preferred stock Series C: 1,733,334 and 0 authorized; $0.0001 par value 1,733,334 and 0 shares issued and outstanding, respectively	173
Common stock: 200,000,000 shares authorized; $0.0001 par value 33,430,018 and 515,290 shares issued and outstanding, respectively	3,343	52
Additional paid-in capital	2,110,927	643,587
Accumulated deficit	(1,232,653)	(736,959)
Total Stockholders' Equity (Deficit)	882,278	(93,320)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,088,776	$84,885

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Exactus, Inc.
(formerly known as Spiral Energy Tech, Inc.)
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenues	$-	$-	$-	$-

Operating Expenses
General and administration	131,267	35,725	236,077	59,773
Professional	36,956	44,046	134,684	83,413
Research and development	92,650	52,265	119,400	52,265
Impairment	-	20,625	4,080	20,625
Depreciation and amortization	-	520	-	1,126
Total operating expenses	260,873	153,181	494,241	217,202

Net loss from operations	(260,873)	(153,181)	(494,241)	(217,202)

Other Income (loss)

Loss on disposal of equipment	-	-	(1,453)	-
Total other (loss) income	-	-	(1,453)	-

Net loss before income taxes	(260,873)	(153,181)	(495,694)	(217,202)
Provision for income tax	-	-	-	-

Loss from continuing operations	$(260,873)	$(153,181)	$(495,694)	$(217,202)

Revenue from discontinued operations	-	-	-	213

Net Loss	$(260,873)	$(153,181)	$(495,694)	$(216,989)

Other comprehensive loss, net of tax	-	(13)	-	(515)

Total Comprehensive Loss	$(260,873)	$(153,194)	$(495,694)	$(217,504)

Basic and Diluted Loss per Common Share	$(0.03)	$(0.30)	$(0.10)	$(0.42)

Weighted Average Number of Common Shares Outstanding	9,113,534	511,910	4,798,610	511,910

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Exactus, Inc.
(formerly known as Spiral Energy Tech, Inc.)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2016	2015

Cash Flows From Operating Activities:
Net loss	$(495,694)	$(216,989)
Adjustments to reconcile net loss to cash used in operations:
Depreciation and amortization	-	1,126
Expenses incurred on behalf of parent company		(310,108)
Bad debt	7,010	1,704
Loss on disposal of property and equipment	1,453	-
Impairment	4,080	20,625
Bank overdraft write-off	(1,172)	-
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	-	(213)
Due from related parties	-	(2,038)
Prepaid expenses	-	2,550
Increase (decrease) in operating liabilities:
Accounts payable	111,544	21,361
Accrued expenses	17,921	(7,000)
Net Cash Used In Operating Activities	(354,858)	(488,982)

Cash Flows From Investing Activities:
Acquisition of cash balance from Exactus BioSolutions Inc.	1,292	-
Net Cash Provided by Investing Activities	1,292	-

Cash Flows From Financing Activities:
Proceeds from sale of Series B-2 Preferred Stock	370,000	-
Payment for Series A Preferred Stock	(50,000)	-
Proceeds from related party (contributed capital)	-	479,896
Net Cash Provided By Financing Activities	320,000	479,896

Net decrease in cash and cash equivalents	(33,566)	(9,086)
Cash and cash equivalents at beginning of period	72,342	41,692

Cash and cash equivalents at end of period	$38,776	$32,606

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash transactions investing and financing activity:
Acquisition of license agreement from Exactus BioSolutions Inc	$50,000
Preferred Stock Series B-2 issued as payment for Note payable	$100,000	$-
Preferred Stock Series B-2 issued as payment for Exactus shareholder loans	$51,000	$-
Preferred Stock Series C, common stock, and warrants issued as part of Master Service Agreement and Stock Subscription Agreement as prepaid expense	$1,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Exactus, Inc.
(Formerly known as Spiral Energy Tech, Inc.)
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2016

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by accounting principles generally accepted in the United States (“GAAP”). The financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Securities and Exchange Commission (the “SEC”) by Exactus, Inc. (formerly known as Spiral Energy Tech, Inc. and Solid Solar Energy, Inc.) (“Exactus”, “our”, “us”, “we” or the “Company” refer to Exactus, Inc. and its wholly-owned subsidiary, unless the context otherwise requires) on February 29, 2016. On February 29, 2016, after acquiring all the issued and outstanding capital stock of Exactus BioSolutions, Inc, the Company changed its business focus from drone technology to a life science company.  With this change in industry focus, a comparison of the Company’s financial statements for the current accounting periods to prior periods is not meaningful and should not be used to derive conclusions about trends in the Company’s financial performance and position over time. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for fair presentation.

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

The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the entire year or for any other period.

We adopted early application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements effective September 30, 2014, therefore, inception-to-date information and other remaining disclosure requirements of Topic 915 are not presented or disclosed.

NOTE 2. BUSINESS DESCRIPTION AND GOING CONCERN

Organization and Business Description

Exactus was incorporated on January 18, 2008 as “Solid Solar Energy, Inc.” in the State of Nevada as a for-profit Company. On May 16, 2013, we filed a certificate of amendment to the Company’s amended and restated articles of incorporation to change our name to “Spiral Energy Tech., Inc.” from Solid Solar Energy, Inc.  On February 29, 2016, we acquired all of the issued and outstanding capital stock of Exactus BioSolutions, Inc. (“Exactus BioSolutions”) pursuant to a Share Exchange Agreement, dated February 29, 2016, with Exactus BioSolutions (the “Share Exchange”).  The Company issued 30 million shares of newly-designated Series B-1 Preferred Stock to the shareholders of Exactus BioSolutions in the Share Exchange, representing approximately 87% of voting control of the Company upon consummation of the Share Exchange.  As a result of the Share Exchange, Exactus BioSolutions became a wholly-owned subsidiary of Exactus, Inc. Effective March 22, 2016, we changed our corporate name to “Exactus, Inc.”  via a merger with our wholly-owned subsidiary, Exactus Acquisition Corp.

Following the Share Exchange, we became a life science company that plans to develop and commercialize Point-of-Care (“POC”) diagnostics for measuring proteolytic enzymes in the blood based on a proprietary detection platform (the “New Business”). Our primary product, FibriLyzer, will employ a disposable test “biosensor” strip combined with a portable and easy to use hand held detection unit that provides a result in less than 30 seconds.  The initial markets we intend to pursue for the FibriLyzer are (i) the management of hyperfibrinolytic states associate with surgery and trauma, (ii) obstetrics, (iii) acute events such as myocardial infarction and ischemic stroke, (iv) pulmonary embolism and deep vein thrombosis and (v) chronic coronary disease management.  We expect to follow up the FibriLyzer with similar technology, the MatriLyzer to detect collagenase levels in the blood for the detection of the recurrence of cancer.  We intend to file to gain regulatory approval to sell our products in the United States, Canada and Europe.  Management intends to primarily focus on the development and commercialization of the FibriLyzer and related technology exclusively licensed by Exactus.

Prior to our acquisition of Exactus BioSolutions pursuant to the Share Exchange, our primary business focus was on developing and commercializing drone technology (the “Former Business”).

As of June 30, 2016, we had no products available for sale. There can be no assurance that our technology will be approved for sale or, if approved for sale, be commercially successful. In addition, we operate in an environment of rapid change in technology and are dependent upon the continued services of our current consultants and subcontractors.

As of June 30, 2016, we had $38,776 of cash. We expect that these funds will not be sufficient to enable us to complete the development of any potential products, including FibriLyzer. Accordingly, we will need to obtain further funding through public or private equity offerings, debt financing, collaboration arrangements or other sources in order to continue our business. The issuance of any additional shares of common stock, preferred stock or convertible securities could be substantially dilutive to our shareholders.  In addition, adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital, we would be forced to delay, reduce or eliminate our research and development programs and may not be able to continue as a going concern.

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

The audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2015 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.  We have concluded that the circumstances described above continue to raise substantial doubt about our ability to continue as a going concern as of June 30, 2016.

The Company’s headquarters are located at 4870 Sadler Road, Suite 300, Glen Allen, Virginia 23060.  The Company’s fiscal year end is December 31.

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

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

Cash and cash equivalents were $38,776 and $72,342 at June 30, 2016 and December 31, 2015, respectively.

Long-Lived Assets Including Other Acquired Intangible Assets

Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives, which is between 3 years for computer equipment and 5-20 years for production equipment.   The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Due to a change in business focus to a life science company in February 2016, we recognized a loss on disposal of drone equipment of $1,453 and impairment of patents for drone technology of $4,080 for the six months ended June 30, 2016.

Revenue Recognition

We recognize revenue when it is realized or realizable and estimable in accordance with ASC 605, “Revenue Recognition”.

Research and Development Expenses

We follow ASC 730-10, “Research and Development,” and expense research and development costs when incurred.  Accordingly, third-party research and development costs, including designing, prototyping and testing of product, are expensed when the contracted work has been performed or milestone results have been achieved.   Research and development costs of $92,650 were incurred for the three months ended June 30, 2016 and $119,400 were incurred for the six months ended June 30, 2016 in connection with the New Business.  Research and development costs of $52,265 were incurred for the three and six months ended June 30, 2015 in connection with the former business.

Related Parties

We follow ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions.  For the three month period ended June 30, 2016 and six month period ended June 30, 2016, $75,000 and $100,000, respectively, were recognized in Research and Development expenses for consulting provided by a director and shareholder.  In addition, $50,000 was paid to a director and shareholder during the six month period ended June 30, 2016 for the Licensing Agreement disclosed in Note 4.

Earnings per Share

We compute basic and diluted earnings per share amounts in accordance with ASC Topic 260, “Earnings per Share.” Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if preferred stock converted to common stock and warrants are exercised.  Preferred stock and warrants are excluded from the diluted earnings per share calculation if their effect is anti-dilutive.

As of June 30, 2016, the Company had 8,284,001 shares and warrants that were excluded from our calculation of diluted earnings per share because their effect would have been anti-dilutive.  As of December 31, 2015, the Company had no shares that were considered to be anti-dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company is required to record all components of comprehensive income (loss) in the financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), net of their related tax effect, arrived at a comprehensive income (loss).  Other comprehensive loss was $0 and $13 for the three months ended June 30, 2016 and 2015, respectively, and $0 and $515 for the six months ended June 30, 2016 and 2015, respectively

Recent Accounting Pronouncements

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. We have carefully considered the new pronouncements that alter previous generally accepted accounting principles and do not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of the Company’s financial management.

NOTE 4.  AGREEMENTS

Through the Share Exchange, the Company acquired an exclusive license agreement (the “Licensing Agreement”) between Exactus BioSolutions and Digital Diagnostics Inc.(“Digital Diagnostics”) that the Company recognized as an intangible asset.   Pursuant to the Licensing Agreement, Digital Diagnostics granted to Exactus BioSolutions an exclusive license to develop, produce and commercialize certain diagnostic products, including the FibriLyzer and MatriLyzer, that utilize certain intellectual property rights owned or licensed by Digital Diagnostics.  The Licensing Agreement provides for Exactus BioSolutions and Digital Diagnostics to collaborate through the various steps of the product and device development process, including the development, regulatory approval and commercialization stages. Exactus BioSolutions is required to pay Digital Diagnostics, in cash and/or stock, an initial signing payment, milestone fees triggered by the first regulatory clearance or approval of each of the FibriLyzer and the MatriLyzer, and various sales thresholds, and royalty payments based on the net sales of the products, calculated on a product-by-product basis. No milestones have been met and no milestone fees have been paid or accrued for through June 30, 2016.

The License Agreement is effective until such time as neither Digital Diagnostics nor Exactus Biosolutions has any obligation to the other under the License Agreement in any country with respect to any product. The License Agreement may be terminated by the Company effective upon at least six (6) months written notice if regulatory approval has been obtained in the U.S. or in the European Union, or upon at least three (3) months written notice if regulatory approval has not been obtained in the U.S. or in the European Union. Either party may terminate the License Agreement in the event the other party materially breaches the License Agreement, or becomes insolvent.
On June 30, 2016, in order to conduct a clinical trial for the FibriLyzer and other studies, the Company entered into a Master Services Agreement (the “MSA”) with Integrium LLC (“Integrium”) and PoC Capital, LLC (“PoC Capital”).  Under the MSA, Integrium has agreed to perform clinical research services in support of the development of POC diagnostics devices.  Integrium is to conduct one or more studies in compliance with FDA regulations and pursuant to the Company’s specific service orders.   PoC Capital has agreed to fund up to the first $1,000,000 in study costs and fees due to Integrium, with all fees in costs in excess of that amount being the Company’s sole responsibility, in exchange for 1,600,000 shares of the Company’s common stock, 1,733,334 shares of newly designated Series C Preferred Stock, and 1,666,667 warrants to purchase the Company’s common stock at a price of $0.60 per share exercisable for three years. The Company has accounted $1,000,000 as prepaid expenses on the balance sheet.  See Note 5 below for additional information regarding the Company’s common stock, Series C Preferred Stock and warrants.

NOTE 5. EQUITY TRANSACTIONS

Recapitalization and Change in Control

On February 29, 2016, the Company consummated the Share Exchange, which resulted in a change in control of the Company. As part of this transaction, the Company acquired a $50,000 license agreement and $1,292 in cash and assumed liabilities of $51,000. The Company initially reported an issuance of 32 million shares of newly designated Series B-1 Preferred Stock to the shareholders of Exactus BioSolutions in the Share Exchange. Due to an anticipated pre-acquisition investment in Exactus BioSolutions that was not made, the final total issued shares of Series B-1 Preferred Stock was 30 million.

The Company has considered the guidance pursuant to Rule 11-01(d) of Regulation S-X and related interpretations and has concluded the acquisition of Exactus BioSolutions pursuant to the Share Exchange is the acquisition of an asset and not of a business.  The license agreement and shareholder loans have been accounted for and recorded at historical cost.

Concurrently with the closing of the Share Exchange, the Company closed a private offering of Series B-2 Preferred Stock.  The Company sold a total of 2,084,000 shares of Series B-2 Preferred Stock at an offering price of $0.25 per share, for an aggregate subscription price of $521,000. The Company originally reported a total of 2,884,000 shares of Series B-2 preferred stock being issued in the offering. Due to: (i) an anticipated investment for 1,000,000 shares which was not made, and (ii) an additional subscription for 200,000 shares for which documentation had not been completed at that time, however, the final total issued shares of Series B-2 Preferred Stock was 2,084,000. The shares sold in the offering included 400,000 shares of Series B-2 preferred stock issued to extinguish a $100,000 loan and 204,000 shares of Series B-2 preferred stock issued to former creditors of Exactus BioSolutions in exchange for their release of $51,000 in debt owed by Exactus.  After accounting for these issuances, net cash proceeds from the offering were $370,000.  No underwriting discounts or commissions have been or will be paid in connection with the sale of Series B-2 Preferred Stock.

Also on February 29, 2016, the Company entered into Exchange Agreements with certain holders of common stock holding an aggregate of 393,314 post-split (11,636,170 pre-split) shares of common stock.  Under the Exchange Agreements, these shareholders exchanged their common stock for a total of 4,558,042 shares of Series A Preferred Stock. These exchanges consisted of: (i) thirteen common stock holders holding 10,894,070 (pre-split) shares of common stock who exchanged their common stock for 3,458,042 shares Series A Preferred Stock, resulting in a (pre-split) exchange ratio of approximately 1 for 3.15, and (ii) one shareholder who, under a separately negotiated agreement, exchanged 742,100 (pre-split) shares common stock for 1,100,000 shares of Series A Preferred Stock, resulting at a (pre-split) exchange ratio of approximately 1.48 for 1.  Immediately following such share exchanges, the Company repurchased 50,000 shares of Series A Preferred Stock from a shareholder for a total price of $50,000.

Reverse Stock Split

Effective March 22, 2016, the Company performed a reverse split of common stock on a 1 for 29.5849 basis, pursuant to the prior approval by the Board of Directors and a majority of shareholders.  On March 22, 2016, the effective date of the reverse split, the Company had approximately 3,608,715 shares of common stock issued and outstanding, which were split into 121,978 shares of common stock. The par value of the common stock was unchanged at $0.0001 per share, post-split. All per share information in the condensed financial statements gives retroactive effect to the 1 for 29.5849 reverse stock split that was effected on March 22, 2016.

Preferred Stock

The Company’s authorized preferred stock consists of 50,000,000 shares with a par value of $0.0001.  On February 17, 2016, the Board of Directors voted to designate a class of preferred stock entitled Series A Preferred Stock, consisting of up to five million (5,000,000) shares, par value $0.0001.  The shares of Series A Preferred Stock were automatically converted to 4,508,042 shares of common stock on March 30, 2016, thirty (30) days after the closing of the Share Exchange and offering of Series B-2 Preferred Stock.  As a result, there are no Series A preferred stock issued and outstanding as of June 30, 2016.

Also on February 17, 2016, the Company’s Board of Directors voted to designate a class of preferred stock entitled Series B-2 Convertible Preferred Stock (“Series B-2 Preferred Stock”), consisting of up to six million (6,000,000) shares, par value $0.0001, with a stated value of $0.25 per share.  With respect to rights on liquidation, winding up and dissolution, holders of Series B-2 Preferred Stock will be paid in cash in full, before any distribution is made to any holder of common or other classes of capital stock, an amount of $0.25 per share. Shares of Series B-2 Preferred Stock have no dividend rights except as may be declared by the Board in its sole and absolute discretion, out of funds legally available for that purpose. Shares of Series B-2 Preferred Stock are convertible, at the option of the holder, into shares of common stock on a one (1) for one (1) basis.  Holders of Series B-2 Preferred Stock have the right to vote as-if-converted to common stock on all matters submitted to a vote of the holders of the Company’s common stock.  On February 29, 2016, the Company issued 2,084,000 shares of Series B-2 Preferred Stock, which remain outstanding as of June 30, 2016.

On February 29, 2016, the Company’s Board of Directors voted to designate a class of preferred stock entitled Series B-1 Convertible Preferred Stock (“Series B-1 Preferred Stock”), consisting of up to thirty-two million (32,000,000) shares, par value $0.0001.  With respect to rights on liquidation, winding up and dissolution, the Series B-1 Preferred Stock ranks pari passu to the class of common stock. Shares of Series B-1 Preferred Stock have no dividend rights except as may be declared by the Board in its sole and absolute discretion, out of funds legally available for that purpose. Shares of Series B-1 Preferred Stock are convertible, at the option of the holder, into shares of common stock on a one (1) for one (1) basis. Holders of Series B-1 Preferred Stock have the right to vote as-if-converted to common stock on all matters submitted to a vote of holders of the Company’s common stock.  On February 29, 2016, the Company issued 30,000,000 shares of Series B-1 Preferred Stock, of which 2,800,000 remain outstanding as of June 30, 2016.

On June 30, 2016, pursuant to the MSA summarized in Note 4, the Company’s Board of Directors approved a Certificate of Designation authorizing 1,733,334 shares of new Series C Preferred Stock, par value $0.0001.  The Series C Preferred Stock ranks equally with our common stock with respect to liquidation rights and is convertible to common stock on a 1 for 1 basis.  The conversion rights of holders of the Series C Preferred Stock are limited such that no holder may convert any shares of preferred stock to the extent that such holder, immediately following the conversion, would own in excess of 4.99% of our issued and outstanding shares of common stock.  This limitation may be increased to 9.99% upon 61 days written notice by a holder of the Series C Preferred Stock to the Company.  On June 30, 2016, the Company issued 1,733,334 shares of Series C Preferred Stock to PoC Capital valued at $511,334.

As of December 31, 2015, no shares of Preferred Stock were issued or outstanding.

Common Stock

The Company’s authorized common stock consists of 200,000,000 shares with a par value of $0.0001.

The Company automatically converted all outstanding shares of Series A Preferred Stock to common stock on March 30, 2016.  As a result, 4,508,042 shares of common stock were issued in exchange of 4,508,042 shares of Series A Preferred Stock.

Certain shareholders converted their shares of Series B-1 Preferred Stock to common stock on June 15, 2016.  As a result, 27,200,000 shares of common stock were issued in exchange of 27,200,000 shares of Series B-1 Preferred Stock.

On June 30, 2016, pursuant to the MSA summarized in Note 4, the Company issued 1,600,000 shares of common stock to PoC Capital valued at $480,000.

There were 33,430,018 and 515,290 common shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively.

Warrants and Options

On June 30, 2016, pursuant to the MSA summarized in Note 4, the Company issued warrants to purchase 1,666,667 common stock shares for a price of $0.60 per share exercisable for three years to PoC Capital.

These warrants have a grant date fair value of $0.0052 per warrant, determined using the Black-Scholes method based on the following assumptions: (1) risk free interest rate of 0.71%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 27.2%; and (4) an expected life of the warrants of 3 years.

The Company has recorded a prepaid expense on these warrants of $8,667 as of June 30, 2016.

There were 1,666,667 and 0 warrants outstanding at June 30, 2016 and December 31, 2015, respectively.

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

NOTE 8. SUBSEQUENT EVENTS

On August 1, 2016, the Company closed a private offering of Series B-2 Preferred Stock.  The Company sold a total of 500,000 shares of Series B-2 Preferred Stock to accredited investors at an offering price of $0.25 per share, for an aggregate subscription price of $125,000.  No underwriting discounts or commissions have been or will be paid in connection with the sale of the Series B-2 Preferred Stock.

ITEM 2. MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations contains information that management believes is relevant to an assessment and understanding of our results of operations. You should read this discussion in conjunction with the Financial Statements and Notes included elsewhere in this report and with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2016. References to “Exactus,” the “Company,” “we,” “us” and “our” refer to Exactus, Inc. and its subsidiary unless the context otherwise requires.

Cautionary Language Regarding Forward-Looking Statements

Certain statements set forth in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements regarding future events and financial results, including our ability to complete development of FibriLyzer, future clinical trials and regulatory approvals, and liquidity, as well as other statements that are not historical facts, are forward-looking statements. These forward-looking statements are generally identified by such words or phrases as “we expect,” “we believe,” “would be,” “will allow,” “expects to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions. While we provide forward-looking statements to assist in the understanding of our anticipated future financial performance, we caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date that we make them. Forward-looking statements are based on current expectations and assumptions that are subject to significant risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Except as otherwise required by law, we undertake no obligation to publicly release any updates to forward-looking statements to reflect events after the date of this quarterly report on Form 10-Q, including unforeseen events.

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on our operations and results of our business include, but are not limited to:

•	our history of operating losses and lack of revenues to date;
•	our limited cash resources and our ability to obtain additional funding necessary to develop our products and maintain liquidity;
•	the success of our clinical trials through all phases of clinical development;
•	the need to obtain regulatory approval of our products and any delays in regulatory reviews or product testing;
•	market acceptance of, and our ability to commercialize, our products;
•	competition from existing products or new products that may emerge;
•	changes in technology;
•	our dependence on the development and commercialization of our primary product, FibriLyzer, to generate revenues in the future;
•	our dependence on and our ability to maintain our licensing agreement;
•	our ability and third parties’ abilities to protect intellectual property rights;
•	potential product liability claims;
•	our ability to maintain liquidity and adequately support future growth;
•	changes in, and our ability to comply with, laws or regulations applicable to the life sciences or healthcare industries;
•	our ability to attract and retain key personnel to manage our business effectively; and
•	other risks and uncertainties described from time to time, in our filings made with the SEC.

General

On February 29, 2016, the Company consummated a share exchange, which resulted in a change in control of the Company. As part of this transaction, the Company acquired Exactus BioSolutions, Inc. (“Exactus BioSolutions”) and its exclusive license agreement (the “Licensing Agreement”) with Digital Diagnostics Inc.(“Digital Diagnostics”) to develop, produce and commercialize blood diagnostic products that utilize certain intellectual property rights owned or licensed by Digital Diagnostics.  The Licensing Agreement provides for Exactus BioSolutions and Digital Diagnostics to collaborate through the various steps of the product and device development process, including the development, regulatory approval and commercialization stages.

As a result of this transaction, Exactus became a life science company that plans to develop and commercialize pursuant to the Licensing Agreement Point-of-Care (“POC”) diagnostics for measuring proteolytic enzymes in the blood based on a proprietary detection platform (the “New Business”). Our primary product, FibriLyzer, will employ a disposable test “biosensor” strip combined with a portable and easy to use hand held detection unit that provides a result in less than 30 seconds. The initial markets we intend to pursue for the FibriLyzer are (i) the management of hyperfibrinolytic states associate with surgery and trauma, (ii) obstetrics, (iii) acute events such as myocardial infarction and ischemic stroke, (iv) pulmonary embolism and deep vein thrombosis and (v) chronic coronary disease management.  We expect to follow up the FibriLyzer with similar technology, the MatriLyzer to detect collagenase levels in the blood for the detection of the recurrence of cancer. We intend to file to gain regulatory approval to sell our products in the United States, Canada and Europe.  Management intends to primarily focus on the development and commercialization of the FibriLyzer and related technology exclusively licensed pursuant to the Licensing Agrement.

Prior to our acquisition of Exactus BioSolutions on February 29, 2016, our primary business focus was on developing and commercializing drone technology (the “Former Business”).  Because we have changed our primary business focus, we do not believe a comparison of the Company’s financial results for the three and six months ended June 30, 2016 to the Company’s financial results for the three and six months ended June 30, 2015 is meaningful.

On June 30, 2016, we entered into a Master Services Agreement with Integrium, LLC and PoC Capital, LLC to conduct a clinical studies for us, including a clinical trial for the FibriLyzer that is scheduled to begin late in the third quarter of 2016.

Results of Operations

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015:

	Three Months Ended
	June 30,
	2016	2015	change
Revenue	$-	$-	$-
Operating expenses	260,873	153,181	107,692

Net loss from operations	(260,873)	(153,181)	(107,692)
Other loss	-	-	-

Net loss	$(260,873)	$(153,181)	$(107,692)

Operating expenses increased by $107,692, from $153,181 for the three months ended June 30, 2015 to $260,873 for the comparable period ended June 30, 2016. The difference primarily is attributable to: the change in business focus to the New Business, an increase in R&D expense of approximately $40,385; and an increase general and administration expenses of approximately $95,542 resulting from an increase in management fees due to the addition of full time staff in February 2016.  We expect operating expenses to continue to increase throughout 2016 as we begin a clinical trial in the third quarter.

As a result of the foregoing, we generated a net loss of $260,873 for the three month period ended June 30, 2016 as compared to a net loss of $153,181 for the three month period ended June 30, 2015, a change of $107,692.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015:

	Six Months Ended
	June 30,
	2016	2015	change
Revenue	$-	$-	$-
Operating expenses	494,241	217,202	277,039

Net loss from operations	(494,241)	(217,202)	(277,039)
Other loss	(1,453)	-	(1,453)

Net loss from continuing operations	$(495,694)	$(217,202)	$(278,492)

Operating expenses increased by $277,039, from $217,202 for the six months ended June 30, 2015 to $494,241 for the comparable period ended June 30, 2016. The difference primarily is attributable to: the acquisition of Exactus and change in business focus to the New Business, an increase in professional and compliance fees of approximately $51,271 resulting from the acquisition and associated “public company” activities; an increase in R&D expense due to new business focus of approximately $67,135; and an increase general and administration expenses of approximately $176,305 resulting from hiring two full time staff in February 2016 and an increase in travel.

As a result of the foregoing, we generated an operating loss of $494,241 for the six month period ended June 30, 2016 as compared to an operating loss of $217,202 for the six month period ended June 30, 2015, a change of $277,039.

The Company had other loss of $1,453 for the six month period ended June 30, 2016, as compared to $0 for the six month period ended June 30, 2015. The increase in other loss is attributable to the loss on disposal of equipment related to the Former Business.

 As a result of the foregoing, we generated a net loss from continuing operations of $495,694 for the six month period ended June 30, 2016 as compared to a net loss from continuing operations of $217,202 for the six month period ended June 30, 2015, a change of $278,492.  Net loss for the six month period ended June 30, 2016 was $495,694 compared to $216,989 for the six month period ended June 30, 2015 which included $213 revenue from discontinued operations.

Liquidity and Capital Resources

Since our inception in 2008, we have generated losses from operations. As of June 30, 2016, our accumulated deficit was $1,232,653 of which $736,959 was related to the Former Business.  Our net loss for the six month periods ended June 30, 2016 and 2015 was $495,694 and $216,989, respectively.

Net cash used in operating activities for the six month period ended June 30, 2016 was $354,858. We recorded a net loss for the six month period of $495,694. Other items in uses of funds from operations included non-cash charges related to bad debt, loss on disposal of equipment, and equipment impairment, which collectively totaled $12,543. Increases in accounts payable and accrued liabilities increased net cash from operating activities by $129,465.

Net cash used in operating activities for the six month period ended June 30, 2015 was $488,982. We recorded a net loss of $216,989 for the period. Other items in uses of funds from operations included expenses incurred on behalf of parent company of $310,108 slightly offset by non-cash charges related to bad debt, depreciation, and impairment, which collectively totaled $23,455.  Net changes in accrued liabilities, receivables and other assets increased cash by $14,660.

Net cash provided by investing activities for the six month period ended June 30, 2016 was $1,292 due to the acquisition of Exactus BioSolutions.  Net cash provided by investing activity for the six month period ended June 30, 2015 was $0.

Net cash provided by financing activities for the six month period ended June 30, 2016 was $320,000 largely due to proceeds from our issuance of shares of Series B-2 Preferred Stock and offset by our payment for Series A Preferred Stock Series.  Net cash provided by financing activities for the six month period ended June 30, 2015 was $479,896 due to proceeds from a related party.

As of June 30, 2016, we had $38,776 of cash and, subsequent to June 30, 2016, we raised an additional $125,000 in cash through the sale of preferred stock. We expect that these funds will not be sufficient to enable us to complete the development of any potential products, including FibriLyzer and related technology. Accordingly, we will need to obtain further funding through public or private equity offerings, debt financing, collaboration arrangements or other sources. The issuance of any additional shares of common stock, preferred stock or convertible securities could be substantially dilutive to our shareholders.  In addition, adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital, we will be forced to delay, reduce or eliminate our research and development programs and may not be able to continue as a going concern.

Going Concern

The audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2015 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.  We have concluded that the circumstances described above continue to raise substantial doubt about our ability to continue as a going concern as of June 30, 2016.

Off-Balance Sheet Arrangements

As of June 30, 2016, we had no material off-balance sheet arrangements.

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

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the Company’s principal executive and financial officers, have conducted an evaluation of the design and effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Our CEO and CFO believe that as of June 30, 2016, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The conclusion was due to the presence of the following material weaknesses in disclosure controls and procedures due to our small size and limited resources: (i) inadequate segregation of duties and effective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both U.S. GAAP and SEC Guidelines; (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; and (iv) no written whistleblower policy.

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

Changes in Internal Controls over Financial Reporting

Due to the acquisition of Exactus BioSolutions and the resulting change in control to include a new CEO and CFO, there have been changes in the internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2016.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the quarter ended June 30, 2016, except as reported on Current Reports on Form 8-K filed during the quarter.

ITEM 3. Defaults upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information.

On August 18, 2016, Exactus BioSolutions and Digital Diagnostics amended and restated the Licensing Agreement, as more fully described in Note 4 to our condensed consolidated financial statements, in order to make certain immaterial corrections and to eliminate an automatic termination provision that was no longer applicable.

ITEM 6. EXHIBITS

2.1
Share Exchange Agreement, dated February 29, 2016, by and among Spiral Energy Tech, Inc., Exactus BioSolutions, Inc. and the stockholders of Exactus BioSolutions, Inc. signatories thereto (attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 4, 2016 and incorporated herein by reference)

3.1	Amended and Restated Articles of Incorporation (attached as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-183360), filed August 16, 2012)
3.2
Certificate of Amendment to Amended and Restated Articles of Incorporation (attached as Exhibit 3.1 to Amendment No. 2 to the Registration Statement on Form S-1 (Registration No. 333-183360, filed December 19, 2013)

3.3
Articles of Merger, dated March 10, 2016, between Exactus Acquisition Corp. and Spiral Energy Tech, Inc. (attached as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 28, 2016 and incorporated herein by reference)

3.4
Certificate of Designation for Series A Preferred Stock (attached as Exhibit 3.1 to the Company’s Amendment to the Current Report on Form 8-K/A filed February 17, 2016 and incorporated herein by reference)

3.5	Certificate of Designation for Series B-1 Preferred Stock (attached as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 4, 2016 and incorporated herein by reference)
3.6	Certificate of Designation for Series B-2 Preferred Stock (attached as Exhibit 3.2 to the Company’s Amendment to the Current Report on Form 8-K/A filed February 17, 2016 and incorporated herein by reference)
3.7	Certificate of Designation for Series C Preferred Stock (attached as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 7, 2016 and incorporated herein by reference)
3.8	Bylaws (attached as Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-183360), filed August 16, 2012)
4.1*	Form of Leak Out Agreement by and between Spiral Energy Tech, Inc. and the holders signatory thereto
4.2
Stock and Warrant Subscription Agreement, between Exactus, Inc. and POC Capital, LLC (attached as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 7, 2016 and incorporated herein by reference)

4.3	Warrant to Purchase Common Stock of Exactus, Inc., dated June 30, 2016 (attached as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 7, 2016 and incorporated herein by reference)
10.1
Master Services Agreement, dated June 30, 2016, between Exactus, Inc. and Integrium, LLC (attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 7, 2016 and incorporated herein by reference)

10.2*	Amended and Restated Collaboration and License Agreement dated August 18, 2016 between Digital Diagnostics Inc. and Exactus BioSolutions, Inc.]**
10.3*	Consulting Agreement, dated January 20, 2016, between Exactus BioSolutions, Inc. and KD Innovation Ltd. (+)
10.4*	Employment Agreement, dated December 15, 2015, between Exactus BioSolutions, Inc. and Philip J. Young (+)
10.5*	Employment Agreement, dated December 15, 2015, between Exactus BioSolutions, Inc. and Timothy J. Ryan (+)
10.6*	Financial Consulting Services Agreement, dated January 27, 2016, between Exactus BioSolutions, Inc. and Kelley Wendt (+)
21.1*	Subsidiary List
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1*	Certification of Principal Executive Officer pursuant to Rule 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2*	Certification of Chief Financial Officer pursuant to Rule 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase
101.DEF***	XBRL Taxonomy Extension Definition Linkbase
101.LAB***	XBRL Taxonomy Extension Label Linkbase
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith
**Portions of this exhibit have been omitted under a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 and filed separately with the Securities and Exchange Commission.
*** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.
+ Indicates Management Compensatory Plan, Contract or Arrangement.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 22, 2016	Exactus, Inc.

/s/ Philip J. Young
Philip J. Young
Chief Executive Officer

/s/ Kelley A. Wendt
Kelley A. Wendt
Chief Financial Officer

EXHIBIT INDEX

2.1
Share Exchange Agreement, dated February 29, 2016, by and among Spiral Energy Tech, Inc., Exactus BioSolutions, Inc. and the stockholders of Exactus BioSolutions, Inc. signatories thereto (attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 4, 2016 and incorporated herein by reference)

3.1	Amended and Restated Articles of Incorporation (attached as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-183360), filed August 16, 2012)
3.2
Certificate of Amendment to Amended and Restated Articles of Incorporation (attached as Exhibit 3.1 to Amendment No. 2 to the Registration Statement on Form S-1 (Registration No. 333-183360, filed December 19, 2013)

3.3
Articles of Merger, dated March 10, 2016, between Exactus Acquisition Corp. and Spiral Energy Tech, Inc. (attached as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 28, 2016 and incorporated herein by reference)

3.4
Certificate of Designation for Series A Preferred Stock (attached as Exhibit 3.1 to the Company’s Amendment to the Current Report on Form 8-K/A filed February 17, 2016 and incorporated herein by reference)

3.5	Certificate of Designation for Series B-1 Preferred Stock (attached as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 4, 2016 and incorporated herein by reference)
3.6	Certificate of Designation for Series B-2 Preferred Stock (attached as Exhibit 3.2 to the Company’s Amendment to the Current Report on Form 8-K/A filed February 17, 2016 and incorporated herein by reference)
3.7	Certificate of Designation for Series C Preferred Stock (attached as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 7, 2016 and incorporated herein by reference)
3.8	Bylaws (attached as Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-183360), filed August 16, 2012)
4.1*	Form of Leak Out Agreement by and between Spiral Energy Tech, Inc. and the holders signatory thereto
4.2
Stock and Warrant Subscription Agreement, between Exactus, Inc. and POC Capital, LLC (attached as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 7, 2016 and incorporated herein by reference)

4.3	Warrant to Purchase Common Stock of Exactus, Inc., dated June 30, 2016 (attached as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 7, 2016 and incorporated herein by reference)
10.1
Master Services Agreement, dated June 30, 2016, between Exactus, Inc. and Integrium, LLC (attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 7, 2016 and incorporated herein by reference)

10.2*	Amended and Restated Collaboration and License Agreement dated August 18, 2016 between Digital Diagnostics Inc. and Exactus BioSolutions, Inc.]**
10.3*	Consulting Agreement, dated January 20, 2016, between Exactus BioSolutions, Inc. and KD Innovation Ltd. (+)
10.4*	Employment Agreement, dated December 15, 2015, between Exactus BioSolutions, Inc. and Philip J. Young (+)
10.5*	Employment Agreement, dated December 15, 2015, between Exactus BioSolutions, Inc. and Timothy J. Ryan (+)
10.6*	Financial Consulting Services Agreement, dated January 27, 2016, between Exactus BioSolutions, Inc. and Kelley Wendt (+)
21.1*	Subsidiary List
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1*	Certification of Principal Executive Officer pursuant to Rule 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2*	Certification of Chief Financial Officer pursuant to Rule 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase
101.DEF***	XBRL Taxonomy Extension Definition Linkbase
101.LAB***	XBRL Taxonomy Extension Label Linkbase
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith
**Portions of this exhibit have been omitted under a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 and filed separately with the Securities and Exchange Commission.
*** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.
+ Indicates Management Compensatory Plan, Contract or Arrangement.