Form 10-Q
period 2016-09-30
Exactus, Inc.
filed 2016-11-14
CIK 1552189

   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 333-183360

EXACTUS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	27-1085858
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

4870 Sadler Road, Suite 300
Glen Allen, VA	23060
(Address of Principal Executive Offices)	(Zip Code)

(804) 205-5036
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by checkmark whether the Registrant has submitted electronically and posted on its corporate website, if any, any Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (Section 232.405) of this chapter during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The registrant had 33,430,018 shares of Common Stock, par value $0.0001 per share, outstanding as of November 14, 2016.

-i-

Exactus, Inc.
(formerly known as Spiral Energy Tech, Inc.)
Condensed Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$34,494	$-
Restricted cash	-	72,342
Due from related parties	-	7,010
Prepaid expenses	1,000,000	-
Total current assets	1,034,494	79,352

Property and equipment, net of accumulated depreciation of $0 and $1,914, respectively.	-	1,453
Intangible asset- license agreement	50,000	-
Intellectual property- patents, net	-	4,080

TOTAL ASSETS	$1,084,494	$84,885

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Bank overdraft	$-	$1,172
Accounts payable	405,875	75,483
Accrued expenses	31,154	1,550
Note payable	-	100,000
Total Current Liabilities	437,029	178,205

TOTAL LIABILITIES	437,029	178,205

Stockholders' Equity (Deficit)
Preferred stock: 50,000,000 authorized; $0.0001 par value 0 shares issued and outstanding	-	-
Preferred stock Series A: 5,000,000 and 0 authorized; $0.0001 par value 4,558,042 and 0 shares issued, respectively and 0 shares outstanding	-	-
Preferred stock Series B-1: 32,000,000 and 0 authorized; $0.0001 par value 2,800,000 and 0 shares issued and outstanding, respectively	280	-
Preferred stock Series B-2: 6,000,000 and 0 authorized; $0.0001 par value 2,584,000 and 0 shares issued and outstanding, respectively	258	-
Preferred stock Series C: 1,733,334 and 0 authorized; $0.0001 par value 1,733,334 and 0 shares issued and outstanding, respectively	173
Common stock: 200,000,000 shares authorized; $0.0001 par value 33,430,018 and 515,290 shares issued and outstanding, respectively	3,343	52
Additional paid-in capital	2,235,877	643,587
Accumulated deficit	(1,592,466)	(736,959)
Total Stockholders' Equity (Deficit)	647,465	(93,320)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,084,494	$84,885

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Exactus, Inc.
(formerly known as Spiral Energy Tech, Inc.)
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenues	$-	$-	$-	$-

Operating Expenses
General and administration	142,573	31,353	378,650	91,126
Professional	119,996	45,745	254,680	129,158
Research and development	97,244	25,079	216,644	77,344
Impairment	-	-	4,080	20,625
Depreciation and amortization	-	251	-	1,377
Total operating expenses	359,813	102,428	854,054	319,630

Net loss from operations	(359,813)	(102,428)	(854,054)	(319,630)

Other Income (loss)
Impairment on marketable securities	-	(10,200)		(10,200)
Loss on disposal of equipment	-	-	(1,453)	-
Total other (loss) income	-	(10,200)	(1,453)	(10,200)

Net loss before income taxes	(359,813)	(112,628)	(855,507)	(329,830)
Provision for income tax	-	-	-	-

Loss from continuing operations	$(359,813)	$(112,628)	$(855,507)	$(329,830)
Revenue from discontinued operations	-	-	-	213

Net Loss	$(359,813)	$(112,628)	$(855,507)	$(329,617)

Other comprehensive gain, net of tax	-	515	-	-

Total Comprehensive Loss	$(359,813)	$(112,113)	$(855,507)	$(329,617)

Basic and Diluted Loss per Common Share	$(0.01)	$(0.22)	$(0.06)	$(0.64)

Weighted Average Number of Common Shares Outstanding	33,430,018	511,910	14,394,562	511,910

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Exactus, Inc.
(formerly known as Spiral Energy Tech, Inc.)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2016	2015

Cash Flows From Operating Activities:
Net loss	$(855,507)	$(329,617)
Adjustments to reconcile net loss to cash used in operations:
Depreciation and amortization	-	1,377
Expenses incurred on behalf of parent company		(354,810)
Expenses paid by related company		25,145
Bad debt	7,010	1,704
Loss on disposal of property and equipment	1,453	-
Impairment of equipment	4,080	20,625
Impairment of marketable securities		10,200
Bank overdraft write-off	(1,172)	-
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	-	(213)
Due from related parties	-	(3,616)
Prepaid expenses	-	2,550
Increase (decrease) in operating liabilities:
Accounts payable	330,392	62,777
Accrued expenses	29,604	(7,000)
Net Cash Used In Operating Activities	(484,140)	(570,878)

Cash Flows From Investing Activities:
Acquisition of cash balance from Exactus BioSolutions Inc.	1,292	-
Net Cash Provided by Investing Activities	1,292	-

Cash Flows From Financing Activities:
Proceeds from sale of Series B-2 Preferred Stock	495,000	-
Payment for Series A Preferred Stock	(50,000)	-
Proceeds from related party (contributed capital)	-	540,896
Net Cash Provided By Financing Activities	445,000	540,896

Net decrease in cash and cash equivalents	(37,848)	(29,982)
Cash and cash equivalents at beginning of period	72,342	41,692

Cash and cash equivalents at end of period	$34,494	$11,710

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash transactions:
Purchase of Patent by related party	$-	$450
Acquisition of license agreement from Exactus BioSolutions Inc	$50,000	$-
Preferred Stock Series B-2 issued as payment for Note payable	$100,000	$-
Preferred Stock Series B-2 issued as payment for Exactus shareholder loans	$51,000	$-
Preferred Stock Series C, common stock, and warrants issued as part of Master Service Agreement and Stock Subscription Agreement as prepaid expense	$1,000,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Exactus, Inc.
(Formerly known as Spiral Energy Tech, Inc.)
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2016

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by accounting principles generally accepted in the United States (“GAAP”). The financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Securities and Exchange Commission (the “SEC”) by Exactus, Inc. (formerly known as Spiral Energy Tech, Inc. and Solid Solar Energy, Inc.) (“Exactus”, “our”, “us”, “we” or the “Company” refer to Exactus, Inc. and its wholly-owned subsidiary, unless the context otherwise requires) on February 29, 2016. On February 29, 2016, after acquiring all the issued and outstanding capital stock of Exactus BioSolutions, Inc., the Company changed its business focus from drone technology to a life science company. With this change in industry focus, a comparison of the Company’s financial statements for the current accounting periods to prior periods is not meaningful and should not be used to derive conclusions about trends in the Company’s financial performance and position over time. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for fair presentation.

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

The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the entire year or for any other period.

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

Following the Share Exchange, we became a life science company that plans to develop and commercialize Point-of-Care (“POC”) diagnostics for measuring proteolytic enzymes in the blood based on a proprietary detection platform (the “New Business”). Our primary product, the FibriLyzer, will employ a disposable test “biosensor” strip combined with a portable and easy to use hand held detection unit that provides a result in less than 30 seconds.  The initial markets we intend to pursue for the FibriLyzer are (i) the management of hyperfibrinolytic states associate with surgery and trauma, (ii) obstetrics, (iii) acute events such as myocardial infarction and ischemic stroke, (iv) pulmonary embolism and deep vein thrombosis and (v) chronic coronary disease management. We expect to follow up the FibriLyzer with similar technology, the MatriLyzer, to detect collagenase levels in the blood for the detection of the recurrence of cancer. We intend to file to gain regulatory approval to sell our products in the United States, Canada and Europe.  Management intends to primarily focus on the development and commercialization of the FibriLyzer and related technology exclusively licensed by Exactus.

Prior to our acquisition of Exactus BioSolutions pursuant to the Share Exchange, our primary business focus was on developing and commercializing drone technology (the “Former Business”).

As of September 30, 2016, we had no products available for sale. There can be no assurance that our technology will be approved for sale or, if approved for sale, be commercially successful. In addition, we operate in an environment of rapid change in technology and are dependent upon the continued services of our current consultants and subcontractors.

As of September 30, 2016, we had $34,494 of cash and, subsequently on October 27, 2016, we raised an additional $1,500,000 in cash through the sale of preferred stock.(See Note 8. Subsequent Events). We expect that these funds will not be sufficient to enable us to complete the development of any potential products, including the FibriLyzer. Accordingly, we will need to obtain further funding through public or private equity offerings, debt financing, collaboration arrangements or other sources in order to continue our business. The issuance of any additional shares of common stock, preferred stock or convertible securities could be substantially dilutive to our shareholders. In addition, adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital, we would be forced to delay, reduce or eliminate our research and development programs and may not be able to continue as a going concern.

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

The audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2015 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. We have concluded that the circumstances described above continue to raise substantial doubt about our ability to continue as a going concern as of September 30, 2016.

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

Cash and cash equivalents were $34,494 and $72,342 at September 30, 2016 and December 31, 2015, respectively.

Long-Lived Assets Including Other Acquired Intangible Assets

Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives, which is between 3 years for computer equipment and 5-20 years for production equipment.   The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Due to a change in business focus to a life science company in February 2016, we recognized a loss on disposal of drone equipment of $1,453 and impairment of patents for drone technology of $4,080 for the nine months ended September 30, 2016.

Revenue Recognition

We recognize revenue when it is realized or realizable and estimable in accordance with ASC 605, “Revenue Recognition”.

Research and Development Expenses

We follow ASC 730-10, “Research and Development,” and expense research and development costs when incurred.  Accordingly, third-party research and development costs, including designing, prototyping and testing of product, are expensed when the contracted work has been performed or milestone results have been achieved.   Research and development costs of $97,244 were incurred for the three months ended September 30, 2016 and $216,644 were incurred for the nine months ended September 30, 2016 in connection with the New Business. Research and development costs of $25,079 and $77,344 were incurred for the three and nine months ended September 30, 2015, respectively, in connection with the former business.

Related Parties

We follow ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions.  For the three and nine month period ended September 30, 2016, $75,000 and $175,000, respectively, were recognized in Research and Development expenses for consulting provided by a director and shareholder. In addition, $50,000 was paid to a director and shareholder during the nine month period ended September 30, 2016 for the Licensing Agreement disclosed in Note 4.

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

As of September 30, 2016, the Company had 8,784,001 shares and warrants that were excluded from our calculation of diluted earnings per share because their effect would have been anti-dilutive. As of December 31, 2015, the Company had no shares that were considered to be anti-dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company is required to record all components of comprehensive income (loss) in the financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), are reported net of their related tax effect, to arrive at comprehensive income (loss).  Other comprehensive gain was $0 and $515 for the three months ended September 30, 2016 and 2015, respectively, and $0 for the nine months ended September 30, 2016 and 2015, respectively.

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

NOTE 4.  AGREEMENTS

Through the Share Exchange, the Company acquired an exclusive license agreement (the “Licensing Agreement”) between Exactus BioSolutions and Digital Diagnostics Inc.(“Digital Diagnostics”) that the Company recognized as an intangible asset.   Pursuant to the Licensing Agreement, Digital Diagnostics granted to Exactus BioSolutions an exclusive license to develop, produce and commercialize certain diagnostic products, including the FibriLyzer and MatriLyzer, that utilize certain intellectual property rights owned or licensed by Digital Diagnostics. The Licensing Agreement provides for Exactus BioSolutions and Digital Diagnostics to collaborate through the various steps of the product and device development process, including the development, regulatory approval and commercialization stages. Exactus BioSolutions is required to pay Digital Diagnostics, in cash and/or stock, an initial signing payment, milestone fees triggered by the first regulatory clearance or approval of each of the FibriLyzer and the MatriLyzer, and various sales thresholds, and royalty payments based on the net sales of the products, calculated on a product-by-product basis. No milestones have been met and no milestone fees have been paid or accrued for through September 30, 2016.

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

Preferred Stock

The Company’s authorized preferred stock consists of 50,000,000 shares with a par value of $0.0001.  On February 17, 2016, the Board of Directors voted to designate a class of preferred stock entitled Series A Preferred Stock, consisting of up to five million (5,000,000) shares, par value $0.0001.  The shares of Series A Preferred Stock were automatically converted to 4,508,042 shares of common stock on March 30, 2016, thirty (30) days after the closing of the Share Exchange and offering of Series B-2 Preferred Stock.  As a result, there are no Series A preferred stock issued and outstanding as of September 30, 2016.

Also on February 17, 2016, the Company’s Board of Directors voted to designate a class of preferred stock entitled Series B-2 Convertible Preferred Stock (“Series B-2 Preferred Stock”), consisting of up to six million (6,000,000) shares, par value $0.0001, with a stated value of $0.25 per share.  With respect to rights on liquidation, winding up and dissolution, holders of Series B-2 Preferred Stock will be paid in cash in full, before any distribution is made to any holder of common or other classes of capital stock, an amount of $0.25 per share. Shares of Series B-2 Preferred Stock have no dividend rights except as may be declared by the Board in its sole and absolute discretion, out of funds legally available for that purpose. Shares of Series B-2 Preferred Stock are convertible, at the option of the holder, into shares of common stock on a one (1) for one (1) basis.  Holders of Series B-2 Preferred Stock have the right to vote as-if-converted to common stock on all matters submitted to a vote of the holders of the Company’s common stock. On February 29, 2016, the Company issued 2,084,000 shares of Series B-2 Preferred Stock.

 On August 1, 2016, the Company closed a private offering of Series B-2 Preferred Stock.  The Company sold a total of 500,000 shares of Series B-2 Preferred Stock to accredited investors at an offering price of $0.25 per share, for an aggregate subscription price of $125,000.  No underwriting discounts or commissions have been paid in connection with the sale of the Series B-2 Preferred Stock. As of September 30, 2016, 2,584,000 shares of Series B-2 Preferred Stock are issued and outstanding.

On February 29, 2016, the Company’s Board of Directors voted to designate a class of preferred stock entitled Series B-1 Convertible Preferred Stock (“Series B-1 Preferred Stock”), consisting of up to thirty-two million (32,000,000) shares, par value $0.0001.  With respect to rights on liquidation, winding up and dissolution, the Series B-1 Preferred Stock ranks pari passu to the class of common stock. Shares of Series B-1 Preferred Stock have no dividend rights except as may be declared by the Board in its sole and absolute discretion, out of funds legally available for that purpose. Shares of Series B-1 Preferred Stock are convertible, at the option of the holder, into shares of common stock on a one (1) for one (1) basis. Holders of Series B-1 Preferred Stock have the right to vote as-if-converted to common stock on all matters submitted to a vote of holders of the Company’s common stock. On February 29, 2016, the Company issued 30,000,000 shares of Series B-1 Preferred Stock, of which 2,800,000 remain outstanding as of September 30, 2016.

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

There were 33,430,018 and 515,290 common shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively.

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

There were 1,666,667 and 0 warrants outstanding at September 30, 2016 and December 31, 2015, respectively.

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

NOTE 8. SUBSEQUENT EVENTS

Effective October 13, 2016, the Company amended the Certificate of Designation for its Series B-2 Preferred Stock to increase the number of shares of the Series B-2 Preferred Stock from 6,000,000 to 10,000,000 shares. There were no other changes to the terms of the Company’s Series B-2 Preferred Stock.

On October 27, 2016, the Company closed a private offering of Series B-2 Preferred Stock.  The Company sold a total of 6,000,000 shares of Series B-2 Preferred Stock to accredited investors at an offering price of $0.25 per share, for an aggregate subscription price of $1,500,000.  No underwriting discounts or commissions have been or will be paid in connection with the sale of the Series B-2 Preferred Stock.

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

Cautionary Language Regarding Forward-Looking Statements

Certain statements set forth in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements regarding future events and financial results, including our ability to complete development of the FibriLyzer, future clinical trials and regulatory approvals, and liquidity, as well as other statements that are not historical facts, are forward-looking statements. These forward-looking statements are generally identified by such words or phrases as “we expect,” “we believe,” “would be,” “will allow,” “expects to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions. While we provide forward-looking statements to assist in the understanding of our anticipated future financial performance, we caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date that we make them. Forward-looking statements are based on current expectations and assumptions that are subject to significant risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Except as otherwise required by law, we undertake no obligation to publicly release any updates to forward-looking statements to reflect events after the date of this quarterly report on Form 10-Q, including unforeseen events.

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on our operations and results of our business include, but are not limited to:

●
our history of operating losses and lack of revenues to date;
●
our limited cash resources and our ability to obtain additional funding necessary to develop our products and maintain liquidity;
●
the success of our clinical trials through all phases of clinical development;
●
the need to obtain regulatory approval of our products and any delays in regulatory reviews or product testing;
●
market acceptance of, and our ability to commercialize, our products;
●
competition from existing products or new products that may emerge;
●
changes in technology;
●
our dependence on the development and commercialization of our primary product, the FibriLyzer, to generate revenues in the future;
●
our dependence on and our ability to maintain our licensing agreement;
●
our ability and third parties’ abilities to protect intellectual property rights;
●
potential product liability claims;
●
our ability to maintain liquidity and adequately support future growth;
●
changes in, and our ability to comply with, laws or regulations applicable to the life sciences or healthcare industries;
●
our ability to attract and retain key personnel to manage our business effectively; and
●
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

As a result of this transaction, Exactus became a life science company that plans to develop and commercialize pursuant to the Licensing Agreement Point-of-Care (“POC”) diagnostics for measuring proteolytic enzymes in the blood based on a proprietary detection platform (the “New Business”). Our primary product, the FibriLyzer, will employ a disposable test “biosensor” strip combined with a portable and easy to use hand held detection unit that provides a result in less than 30 seconds. The initial markets we intend to pursue for the FibriLyzer are (i) the management of hyperfibrinolytic states associate with surgery and trauma, (ii) obstetrics, (iii) acute events such as myocardial infarction and ischemic stroke, (iv) pulmonary embolism and deep vein thrombosis and (v) chronic coronary disease management. We expect to follow up the FibriLyzer with similar technology, the MatriLyzer to detect collagenase levels in the blood for the detection of the recurrence of cancer. We intend to file to gain regulatory approval to sell our products in the United States, Canada and Europe.  Management intends to primarily focus on the development and commercialization of the FibriLyzer and related technology exclusively licensed pursuant to the Licensing Agreement.

Prior to our acquisition of Exactus BioSolutions on February 29, 2016, our primary business focus was on developing and commercializing drone technology (the “Former Business”). Because we have changed our primary business focus, we do not believe a comparison of the Company’s financial results for the three and nine months ended September 30, 2016 to the Company’s financial results for the three and nine months ended September 30, 2015 is meaningful.

On June 30, 2016, we entered into a Master Services Agreement with Integrium, LLC and PoC Capital, LLC to conduct clinical studies for us, including a clinical trial for the FibriLyzer that is scheduled to begin early in the fourth quarter of 2016.

Results of Operations

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015:

	Three Months Ended
	September 30,
	2016	2015	change
Revenue	$-	$-	$-
Operating expenses	359,813	102,428	257,385

Net loss from operations	(359,813)	(102,428)	(257,385)
Other loss	-	(10,200)	10,200

Net loss	$(359,813)	$(112,628)	$(247,185)

Operating expenses increased by $257,385, from $102,428 for the three months ended September 30, 2015 to $359,813 for the comparable period ended September 30, 2016. The difference primarily is attributable to: the change in business focus to the New Business, an increase in professional expense due to patent expense and change in corporate and securities counsel of $74,251, an increase in R&D expense of $72,165; and an increase in general and administration expenses of $111,220 resulting from an increase in management fees due to the addition of full time staff in February 2016. We expect operating expenses to continue to increase throughout 2016 as we begin a clinical trial in the fourth quarter.

The Company had other loss of $10,200 for the three month period ended September 30, 2015 due to the impairment of marketable securities recorded in 2015.

As a result of the foregoing, we generated a net loss of $359,813 for the three month period ended September 30, 2016 as compared to a net loss of $112,268 for the three month period ended September 30, 2015, a change of $247,185.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015:

	Nine Months Ended
	September 30,
	2016	2015	change
Revenue	$-	$-	$-
Operating expenses	854,054	319,630	534,424

Net loss from operations	(854,054)	(319,630)	(534,424)
Other loss	(1,453)	(10,200)	8,747

Net loss from continuing operations	$(855,507)	$(329,830)	$(525,677)

Operating expenses increased by $534,424, from $319,630 for the nine months ended September 30, 2015 to $854,054 for the comparable period ended September 30, 2016. The difference primarily is attributable to: the acquisition of Exactus and change in business focus to the New Business, an increase in professional and compliance fees of approximately $125,522 resulting from the acquisition, patent expense, and associated “public company” activities; an increase in R&D expense due to new business focus of approximately $139,300; and an increase general and administration expenses of approximately $287,524 resulting from hiring two full time staff in February 2016 and an increase in travel.

As a result of the foregoing, we generated an operating loss of $854,054 for the nine month period ended September 30, 2016 as compared to an operating loss of $319,630 for the nine month period ended September 30, 2015, a change of $534,424.

The Company had other loss of $1,453 for the nine month period ended September 30, 2016, as compared to $10,200 for the nine month period ended September 30, 2015. The decrease in other loss is attributable to the impairment of marketable securities recorded in 2015.

 As a result of the foregoing, we generated a net loss from continuing operations of $855,507 for the nine month period ended September 30, 2016 as compared to a net loss from continuing operations of $329,830 for the nine month period ended September 30, 2015, a change of $525,677. Net loss for the nine month period ended September 30, 2016 was $855,507 compared to $329,617 for the nine month period ended September 30, 2015 which included $213 revenue from discontinued operations.

Liquidity and Capital Resources

Since our inception in 2008, we have generated losses from operations. As of September 30, 2016, our accumulated deficit was $1,592,466 of which $736,959 was related to the Former Business.  Our net loss for the nine month periods ended September 30, 2016 and 2015 was $855,507 and $329,617, respectively.

Net cash used in operating activities for the nine month period ended September 30, 2016 was $484,140. We recorded a net loss for the nine month period of $855,507. Other items in uses of funds from operations included non-cash charges related to bad debt, loss on disposal of equipment, and equipment impairment, which collectively totaled $12,543. Increases in accounts payable and accrued liabilities increased net cash from operating activities by $359,996.

Net cash used in operating activities for the nine month period ended September 30, 2015 was $570,878. We recorded a net loss of $329,617 for the period. Other items in uses of funds from operations included expenses incurred on behalf of parent company of $329,665 slightly offset by non-cash charges related to bad debt, depreciation, and impairment, which collectively totaled $33,906. Net changes in accrued liabilities, receivables and other assets increased cash by $54,498.

Net cash provided by investing activities for the nine month period ended September 30, 2016 was $1,292 due to the acquisition of Exactus BioSolutions. Net cash provided by investing activity for the nine month period ended September 30, 2015 was $0.

Net cash provided by financing activities for the nine month period ended September 30, 2016 was $445,000 largely due to proceeds from our issuance of shares of Series B-2 Preferred Stock and offset by our payment for Series A Preferred Stock Series.  Net cash provided by financing activities for the nine month period ended September 30, 2015 was $540,896 due to proceeds from a related party.

As of September 30, 2016, we had $34,494 of cash and, subsequently on October 27, 2016, we raised an additional $1,500,000 in cash through the sale of preferred stock. We expect that these funds will not be sufficient to enable us to complete the development of any potential products, including the FibriLyzer and related technology. Accordingly, we will need to obtain further funding through public or private equity offerings, debt financing, collaboration arrangements or other sources. The issuance of any additional shares of common stock, preferred stock or convertible securities could be substantially dilutive to our shareholders. In addition, adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital, we will be forced to delay, reduce or eliminate our research and development programs and may not be able to continue as a going concern.

Going Concern

The audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2015 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. We have concluded that the circumstances described above continue to raise substantial doubt about our ability to continue as a going concern as of September 30, 2016.

Off-Balance Sheet Arrangements

As of September 30, 2016, we had no material off-balance sheet arrangements.

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

Not required for smaller reporting companies.

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

Our CEO and CFO believe that as of September 30, 2016, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The conclusion was due to the presence of the following material weaknesses in disclosure controls and procedures due to our small size and limited resources: (i) inadequate segregation of duties and effective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both U.S. GAAP and SEC Guidelines; (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; and (iv) no written whistleblower policy.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the quarter ended September 30, 2016, except as reported on Current Reports on Form 8-K filed during the quarter.

ITEM 3. Defaults upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information.

None

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
3.9
Amendment to Certificate of Designation After Issuance of Class or Series (attached as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 1, 2016 and incorporated herein by reference)

4.1	Form of Leak Out Agreement by and between Spiral Energy Tech, Inc. and the holders signatory thereto
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
4.4
Leak-Out Agreement dated October 13, 2016 between Exactus, Inc. and MagnaSci Fund LP (attached as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 1, 2016 and incorporated herein by reference)

10.1
Master Services Agreement, dated June 30, 2016, between Exactus, Inc. and Integrium, LLC (attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 7, 2016 and incorporated herein by reference)

10.2	Amended and Restated Collaboration and License Agreement dated August 18, 2016 between Digital Diagnostics Inc. and ExactusBioSolutions, Inc.**
10.3+	Consulting Agreement, dated January 20, 2016, between Exactus BioSolutions, Inc. and KD Innovation Ltd.
10.4+	Employment Agreement, dated December 15, 2015, between Exactus BioSolutions, Inc. and Philip J. Young
10.5+	Employment Agreement, dated December 15, 2015, between Exactus BioSolutions, Inc. and Timothy J. Ryan
10.6+	Financial Consulting Services Agreement, dated January 27, 2016, between Exactus BioSolutions, Inc. and Kelley Wendt
21.1	Subsidiary List
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1*	Certification of Principal Executive Officer pursuant to Rule 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2*	Certification of Chief Financial Officer pursuant to Rule 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase
101.DEF***	XBRL Taxonomy Extension Definition Linkbase
101.LAB***	XBRL Taxonomy Extension Label Linkbase
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

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

Exactus, Inc.

November 14, 2016	/s/ Philip J. Young
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
3.9
Amendment to Certificate of Designation After Issuance of Class or Series (attached as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 1, 2016 and incorporated herein by reference)

4.1	Form of Leak Out Agreement by and between Spiral Energy Tech, Inc. and the holders signatory thereto
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
4.4
Leak-Out Agreement dated October 13, 2016 between Exactus, Inc. and MagnaSci Fund LP (attached as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 1, 2016 and incorporated herein by reference)

10.1
Master Services Agreement, dated June 30, 2016, between Exactus, Inc. and Integrium, LLC (attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 7, 2016 and incorporated herein by reference)

10.2	Amended and Restated Collaboration and License Agreement dated August 18, 2016 between Digital Diagnostics Inc. and ExactusBioSolutions, Inc.**
10.3+	Consulting Agreement, dated January 20, 2016, between Exactus BioSolutions, Inc. and KD Innovation Ltd.
10.4+	Employment Agreement, dated December 15, 2015, between Exactus BioSolutions, Inc. and Philip J. Young
10.5+	Employment Agreement, dated December 15, 2015, between Exactus BioSolutions, Inc. and Timothy J. Ryan
10.6+	Financial Consulting Services Agreement, dated January 27, 2016, between Exactus BioSolutions, Inc. and Kelley Wendt
21.1	Subsidiary List
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1*	Certification of Principal Executive Officer pursuant to Rule 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2*	Certification of Chief Financial Officer pursuant to Rule 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase
101.DEF***	XBRL Taxonomy Extension Definition Linkbase
101.LAB***	XBRL Taxonomy Extension Label Linkbase
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

*
Filed herewith
**
Portions of this exhibit have been omitted under a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 and filed separately with the Securities and Exchange Commission.
***
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.
+
Indicates Management Compensatory Plan, Contract or Arrangement.