Form 10-K
period 2016-12-31
Exactus, Inc.
filed 2017-03-31
CIK 1552189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2016

 Commission File Number: 333-183360

EXACTUS, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	27-1085858 (I.R.S. Employer Identification No.)
4870 Sadler Road, Suite 300 Glen Allen, Virginia (Address of principal executive offices)	23060 (Zip Code)

(804) 205-5036
(Registrant’s telephone number, including area code)

 Securities registered pursuant to Section 12(b) of the Act:
None
(Title of class)

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☑    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐   No  ☑

Explanatory Note: The registrant is a voluntary filer and is therefore not subject to the filing requirements of the Securities Exchange Act of 1934; however, during the preceding 12 months, the registrant has filed all reports that it would have been required to file by Section 15(d) of the Securities Exchange Act of 1934 if the registrant was subject to the filing requirements of the Securities Exchange Act of 1934 during such time frame.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No ☑

As of June 30, 2016, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was not determinable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  33,571,862 shares of Common Stock as of March 28, 2017

DOCUMENTS INCORPORATED BY REFERENCE: None

-i-

PART I

Item 1.                      Business.

Company Overview

Exactus, Inc. (“Exactus”, “our”, “us”, “we” or the “Company” refer to Exactus, Inc. and its wholly-owned subsidiary, unless the context otherwise requires) was incorporated on January 18, 2008 as “Solid Solar Energy, Inc.” in the State of Nevada as a for-profit Company. On May 16, 2013, we filed a certificate of amendment to the Company’s amended and restated articles of incorporation to change our name to “Spiral Energy Tech., Inc.” from Solid Solar Energy, Inc.  On February 29, 2016, we acquired all of the issued and outstanding capital stock of Exactus BioSolutions, Inc. (“Exactus BioSolutions”) pursuant to a Share Exchange Agreement, dated February 29, 2016, with Exactus BioSolutions (the “Share Exchange”). The Company issued 30 million shares of newly-designated Series B-1 Preferred Stock to the shareholders of Exactus BioSolutions in the Share Exchange, representing approximately 87% of voting control of the Company upon consummation of the Share Exchange. As a result of the Share Exchange, Exactus BioSolutions became a wholly-owned subsidiary of Exactus, Inc. Effective March 22, 2016, we changed our corporate name to “Exactus, Inc.” via a merger with our wholly-owned subsidiary, Exactus Acquisition Corp.

Following the Share Exchange, we became a life science company based in Glen Allen, Virginia that plans to develop and commercialize Point-of-Care (POC) diagnostics for measuring proteolytic enzymes in the blood based on a novel detection platform developed by Dr. Krassen Dimitrov, PhD. Our products will employ a disposable assay test strip combined with a portable and easy to use hand held detection unit that provides a result in as little as 30 seconds.

The first product will be used to assay fibrinolysis, which is the process by which clots in the blood are dissolved. The rate of fibrinolysis is carefully regulated in circulation; too little fibrinolysis leads to the formation of clots (thrombosis) and too much fibrinolysis prevents normal coagulation and can lead to excessive bleeding (hemorrhage). An elevated level of fibrinolysis is associated with many pathological conditions including myocardial infarction, pulmonary embolisms/deep vein thrombosis (PE/DVT) and ischemic stroke. Further, complications associated with surgical procedures and trauma can induce a hyperfibrinolytic state, leading to hemorrhage. In all of these medical situations, time is of the essence, and we believe current diagnostic technologies cannot return an actionable result in the time frame necessary to provide timely therapeutic intervention.

The FibriLyzer is expected to provide a simple, rapid and affordable means to assess the fibrinolytic state of a patient in a broad range of applications including (i) the management of hyperfibrinolytic states associated with surgery and trauma, (ii) obstetrics, (iii) diagnosis of acute events such as myocardial infarction and ischemic stroke, (iv) diagnosis of pulmonary embolism and deep vein thrombosis, (v) chronic coronary disease management, and (vi) as a monitoring device to evaluate the effectiveness of coagulation therapy. We anticipate that the use of FibriLyzer will provide the basis for improving management of patients who are at-risk of hemorrhage, expediting treatment, potentially improving patient outcomes, and saving money.

We plan to follow up FibriLyzer with a similar technology to detect collagenase levels in the blood. This product, MatriLyzer, is intended to be used to detect the recurrence (or initial occurrence in high risk patients) of cancer and can be used as an at-home monitoring device or during routine office visits. The appearance of elevated levels of collagenase, the enzyme that degrades collagen, have been proven to be an early biomarker of recurrent cancer. For patients that have been previously treated for cancer, specifically, solid tumors, if and when the tumor recurs is of paramount importance. Once a tumor has begun to grow and spread, we believe that MatriLyzer can be used to detect this event at an early stage. If desired, our device will be designed to communicate directly with the attending oncologist via a smart phone application to ensure that the tests are being used properly and, when collagenase levels are elevated, both patient and physician will know the patient should have a more thorough examination.

Unmet Medical Need

The formation of a blood clot and its successive dissolution, known as the hemostatic balance, is required to arrest blood loss from an injured vessel; however, disruption of this balance leads to hemostatic disorders with either excessive bleeding (hemorrhage) or excessive clotting (thrombosis). During and after surgery or trauma, it is critical to monitor the hemostatic status of a patient because excessive bleeding (inadequate coagulation) is a common problem; however, proper peri- and post-operative patient management requires constant monitoring of hemostasis/fibrinolysis and current technologies are either too slow or too cumbersome to use efficiently, resulting in delayed, wasted or misapplied treatments and potentially poor patient outcomes.

The Euglobulin Lysis Test (ELT) test is the only regulatory-cleared test for measuring fibrinolysis; however, it requires several hours to conduct and is therefore impractical for use in diagnosing hyperfibrinolysis when treating trauma cases or surgery where treatment decisions have to be made within a few minutes of symptoms. D-dimer is another routine test for assessing fibrinolytic activity. The D-dimer is a proteolytic breakdown product of fibrin that is easily measured by latex agglutination assay and is considered to be a surrogate biomarker for fibrinolysis; however, while the D-dimer test is used broadly, the test still requires at least 20 minutes to return a result and the test has a very low specificity rate (high false positives) making the utility of the test less than optimal for identifying patients with hyperfibrinolysis. The D-dimer test is not cleared by the Food and Drug Administration (“FDA”), but is provided in clinical chemistry labs and a Laboratory Developed Test (LDT).

Physicians recognize the inadequacy of ELT and other Conventional Coagulation Tests (CCTs) such as Prothrombin Time, Partial Thromboplastin Time, Fibrinogen Levels and D-dimer, so they have turned to viscoelastometric methods to gather information on the coagulation process (da Luz et al 2013, Ramos et al 2013, Yeung et al 2014). Viscoelastometric methods require a bulky apparatus (ROTEM/TEG) and at least 10-30 minutes per test to return graphical output from which parameters can then be derived to indicate levels of fibrinolytic activity. However, patients’ hemostatic conditions can change significantly in just a few minutes. These methods are unable to provide rapid diagnosis of fibrinolytic status in the OR and ER, and viscoelastometric methods lack the ability to provide true real-time feedback to physicians for optimal, case-specific administration of critical treatments to counteract hyperfibrinolysis during surgery or trauma management. Further, viscoelastometric tests provide information on only severe forms of hyperfibrinolysis and lack the sensitivity to diagnosis the onset of hyperfibrinolysis (Franz 2009, Schöchl et al 2012). The use of viscoelastometric devices is complicated further by the (i) requirement for multiple daily calibrations, (ii) the requirement for highly trained technicians to conduct the assay, and (iii) the lack of standardization of viscoelastometric protocols (da Luz et al 2013). As a result, there have been calls for a faster and easier-to-use tool for providing feedback on this important physiological process.

Product Candidates

FibriLyzer

FibriLyzer is a device based on new technologies that are patented or pending patent and designed to address the shortcomings of the viscoelastometric devices, clinical tests such as D-dimer as well as ELT. FibriLyzer has two components. First, a portable, hand held analyzer about the size of blood glucose meters, measures the fibrinolytic activity in a drop of blood and returns a result in as little as 30 seconds. This unit is equipped with a bar-code scanner to record patient information. The unit can be connected via a USB port to ensure that the results of each test become part of the patient’s electronic record and are communicated to the appropriate hospital staff. Second, a disposable assay test strip or “biosensor” contains a synthetic protein matrix that simulates a clot. A proprietary electrochemically active polymer (“elactomer”) is embedded into the matrix and is released as the synthetic “clot” is dissolved, which generates electrical current in direct proportion to the amount of fibrinolysis.

In practice, a disposable assay test strip is inserted into the FibriLyzer device and a drop of blood is placed into an opening end of the strip. The blood sample is drawn into the strip by capillary action and the fibrinolysis assay begins immediately as the device measures the current across the test-end of the biosensor, which contains the synthetic fibrin matrix. At a specific time point (20 seconds), the end-point current is recorded and the results are displayed on an easy to read screen on the hand held unit. Based on a pre-defined threshold, the operator can immediately determine the fibrolytic state of the patient to inform patient management decisions in real time. Once the test is completed, the assay test strip is removed and discarded.

In May 2013, a clinical beta test was performed as an initial assessment of a prototype device in a clinical setting. The trial included 30 healthy volunteers and 62 patients from the cardiology ward at University Hospital “Queen Yoanna” in Sofia, Bulgaria and was managed by Prof. Assen Goudev, Departmental Chair of Cardiovascular Medicine.

The three goals of this beta test were accomplished: (i) medical personnel easily managed the administration of FibriLyzer; (ii) samples from the healthy volunteers produced fibrinolysis readings that demonstrated a grouping from which a “normal range” could be derived; and (iii) after only 20 seconds, the samples taken from the cardiac patients yielded a scattered distribution that was very different than the comparatively tight distribution for the healthy sample, demonstrating the cardiovascular patients’ varying degrees of elevated fibrinolysis.

This beta test showed that the technology performed as expected in a clinical setting and confirmed that it should move into formal clinical trials designed to garner marketing approval. We anticipate submitting a premarket notification to the FDA for FibriLyzer as Class II device pursuant to Section 510(k) of the FDAC.

In the European Union (the “EU”), we will seek to register FibriLyzer under Annex II List B of the European Directive 98/79/EC, which requires that the Company declare and ensure that FibriLyzer meets the requirements described in this annex.

It is anticipated that the clinical studies will include sites in both the U.S. and the EU and the protocol will be designed such that both the FDA as well as the EU’s IVD CE Mark requirements are met. We plan to use sufficient sites in the U.S. and EU to expedite the time needed to complete our clinical development. We will work closely with the FDA to ensure that our clinical development and analytical plans are sufficiently robust to satisfy the regulatory requirements and plan to seek marketing clearance with EU authorities concurrently with the Food, Drug, And Cosmetic Act (the “FDAC”) in mid-2018 and anticipate that we will be eligible to market and sell products by the end of 2018.

MatriLyzer

Using technology similar to FibriLyzer, the Company intends to develop a diagnostic device to detect the recurrence of cancer. Each year, more than 700,000 people undergo cancer surgery in the United States. However, more than 40% of those patients develop recurrent disease and many have correspondingly poor outcomes. There remains an unmet need to diagnose cancer recurrence at its earliest stages in order to treat the patient swiftly.

Well-characterized proteases have been long recognized as major contributors to the proteolytic degradation of extracellular matrix during tumor invasion. In the recent years, other non-matrix proteins have also been identified as elatinase substrates thus significantly broadening our understanding of these enzymes as proteolytic executors and regulators in tumor progression. As with fibrinolysis, MatriLyzer will detect the increase in collagenase activity in the blood using the same elactomer technology used in FibriLyzer. In MatriLyzer, the biosensor will contain a collagen-based matrix, but the principle of detection will remain the same. Our approach will be to validate the correlation of increased collagenase levels with cancer recurrence and then market the test for routine office use or at-home use.

Global Medical Diagnostics Device Market

The In Vitro diagnostics device industry is currently one of the most dynamic and innovative economic sectors today, driven by rapid advances in micro-technology and biomedical research. These advances have combined to enable the collection of biometric data of scope and accuracy much greater than just ten or fifteen years ago. The sector can be divided into various horizontal segments such as cardiovascular, oncology, hematology, and neurology. Diagnostic devices may be utilized independently to assess specific biomarkers; or they may act as “companion” devices, working in conjunction with therapeutics or other treatments to improve patient outcomes. Currently bringing in over $50 billion in revenue, the industry is expected to continue to expand as new technologies are introduced that directly address previously unmet needs of patients and clinicians.

Globally, the U.S. market is the largest, providing for roughly one third of all revenues. The regulatory pathway has been criticized for being overly cumbersome; however, recent efforts to streamline and clarify the processes have improved outcomes in the approval process. A recent survey (Parmar, 3.26.14) revealed that despite greater cost concerns, most hospital CEOs are open to new technologies if they can improve the quality of patient care, lower hospitals’ overall costs, or increase the efficiency of their clinical staffs. Despite increased scrutiny, the U.S. market for diagnostic devices is expected to show continued growth due to an increasing ability of researchers to address unmet needs, greater participation in preventive care, and the need to monitor and manage “lifestyle” diseases (cardiovascular, diabetes, etc.) of the growing elderly population.

The European market is currently the second largest and is generally viewed as being more accommodating to new devices and technologies. As in the U.S., serving unmet needs and managing lifestyle diseases are engines of growth. Emerging markets are recognized as providing the opportunity for fastest growth as higher middle-class incomes and increasing awareness of the benefits of a healthcare system drive new demand through higher participation rates. Also, new government policies encourage the introduction of advanced technologies to rural regions.

The Company plans to initially market FibriLyzer for (i) the identification of hyperfibrinolytic states associate with surgery and trauma, (ii) obstetrics, (iii) acute events such as myocardial infarction and ischemic stroke, (iv) pulmonary embolism and deep vein thrombosis, and (v) chronic coronary disease management. Together these markets have more than 10 million cases annually.

The market for MatriLyzer is quite large with over 4 million patients treated for cancer each year in the U.S. and EU who could be monitored for recurrence of cancer by observing collagenase levels. In addition to newly treated patients, a pool of 20 million potentially recurrent cancer survivors would be eligible for collagenase monitoring as well. Both patients and survivors will potentially benefit from regular and frequent monitoring for recurrence.

Licensing Agreement

Our business substantially depends on our licensed technology. We have entered into an exclusive licensing agreement, the “Licensing Agreement” with Digital Diagnostics Inc. (“Digital Diagnostics”) to develop, produce and commercialize certain diagnostic products, including FibriLyzer and MatriLyzer, which utilize certain intellectual property rights owned or licensed by Digital Diagnostics. The Licensing Agreement provides for Exactus BioSolutions and Digital Diagnostics to collaborate through the various steps of the product and device development process, including the development, regulatory approval, commercialization and manufacture stages. Exactus BioSolutions is required to pay Digital Diagnostics, in cash and/or stock, an initial signing payment, milestone fees triggered by the first regulatory clearance or approval of each of FibriLyzer and MatriLyzer, and various sales thresholds, and royalty payments based on the net sales of the products, calculated on a product-by-product basis. The initial signing payment is due within seven days of the effective date of the agreement, with the remaining amount due upon closing of certain of our financing transactions. In 2016, we paid $50,000 to Digital Diagnostics as part of the initial signing payment under the Licensing Agreement and $21,659 in legal expenses. As of December 31, 2016, we accrued an additional $171,033 in licensing fees due to closing a financing transaction in the fourth quarter of 2016. No milestones have been met and no milestone fees have been paid or accrued for through December 31, 2016.

The License Agreement is effective on a product-by-product and country-by-country basis until such time as neither Digital Diagnostics nor Exactus Biosolutions has any obligation to the other under the License Agreement in such country with respect to such product. The License Agreement may be terminated by Exactus BioSolutions as a whole or on a country-by-country and/or product-by-product basis, effective upon at least six (6) months written notice if regulatory approval has been obtained in the U.S. or in the EU, or upon at least three (3) months written notice if regulatory approval has not been obtained in the U.S. or in the EU. Either party may terminate the License Agreement in the event the other party materially breaches the License Agreement, or becomes insolvent.

Competition

We compete in the in vitro diagnostics device industry, subject to rapid changes in micro-technology and biomedical research, and significantly affected by new product introductions. We know of no other competitor developing hand-held Point-of-Care devices that detect fibrinolysis or collagenase. The FibriLyzer works by determining fibrinolytic activity by the rate at which a proprietary synthetic fibrin matrix is dissolved by enzymes in the blood. Competitors include companies that sell larger tabletop machines which may be used at the Point-of-Care for detection of various coagulation parameters through different methods, including thromboelastography (TEG) by Haemonetics Corporation, and rotation thromboelastometry (ROTEM) by Tem International.

Our product is unique because unlike TEG and ROTEM, it does not require a significant amount of blood, or technical expertise to operate. In addition, these products require 10-30 minutes to deliver any data. We believe that the absence of a hand-held Point-of-Care device for the detection of fibrinolysis or collagenase in real time creates a significant opportunity to penetrate the market.

Manufacturing, Distribution and Marketing

We are working with TaiDoc Technology Corporation (“TaiDoc”) in Taipei, Taiwan, a well-established medical device manufacturer with certifications from regulatory authorities worldwide, including the FDA, to manufacture the FibriLyzer and disposable assay test strips. TaiDoc and Digital Diagnostics have an existing contract manufacturer agreement pursuant to which TaiDoc will manufacture the FibriLyzer and Digital Diagnostics will be its exclusive distributor, and we currently are negotiating a formal agreement with TaiDoc to manufacture these products. As described in more detail under “—Government Regulation and Approval,” these third parties must comply with FDA and applicable foreign regulations regarding manufacturing our products. Failure to maintain compliance with such regulations could result in a sudden or unexpected interruption in our operations as we may not be able to quickly establish additional or replacement manufacturers of our products.

We do not have dedicated sales, marketing or distribution personnel yet, because none of our products have been approved for commercial sale. If and when our products are approved for commercial sale, we intend to develop an in-house team in the United States to market and distribute our products. We expect to collaborate with the medical community and to utilize online marketing to showcase and create awareness of our products. Our initial marketing efforts will target physicians, hospital administrators, hospital service providers, and group purchasing organizations.

Government Regulation and Approval

United States Product Development, Review and Approval Process

The FDA regulates all medical devices commercially distributed in the United States. Medical devices are defined by the FDAC and subject to the regulatory controls of the FDAC and other federal regulations. The FibriLyzer is considered a medical device pursuant to the FDAC, and is thereby subject to the FDAC’s pre-market requirements.

Prior to the commercial distribution of the FibriLyzer in the United States, a pre-market approval, pre-market clearance, or an exemption from the FDA must be secured. We are requesting clearance of the FibriLyzer as a Class II device pursuant to the FDAC 510(k) pre-market clearance process, which requires us to submit a 510(k) notification to the FDA demonstrating that the FibriLyzer is substantially equivalent to a device already on the market that does not require pre-market approval, known as a “predicate.” A device will be deemed to be substantially equivalent to a predicate if it has the same intended use and technological characteristics. Where a device’s technological characteristics are different from the predicate, the FDA may nonetheless conclude that it is substantially equivalent as long as it has the same intended use, and the information provided to the FDA does not raise new questions of safety or effectiveness and demonstrates that the device is as safe and effective as the predicate. A successful 510(k) approval results in an order from the FDA stating that the device is substantially equivalent to a predicate and that it can be marketed in the United States.

United States Post-Approval Processes

We are in the process of pursuing the regulatory approvals required to sell our products in the United States. Any products for which we receive FDA approvals will be subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, complying with certain electronic records and signature requirements and complying with FDA promotion and advertising requirements. The FDA strictly regulates labeling, advertising, promotion and other types of information on products that are placed on the market. Products may be promoted only for the approved indications and in accordance with the provisions of the approved label. Furthermore, product manufacturers must continue to comply with good manufacturing practices requirements, which are extensive and require considerable time, resources and ongoing investment to ensure compliance. In addition, changes to the manufacturing process generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

Manufacturers and other entities involved in the manufacturing and distribution of an approved biological or medical device product are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with good manufacturing practices and other laws. The good manufacturing practices requirements apply to all stages of the manufacturing process, including the production, processing, sterilization, packaging, labeling, storage and shipment of the product. Manufacturers must establish validated systems to ensure that products meet specifications and regulatory standards, and test each product batch or lot prior to its release.

Manufacturers of biological products must also report to the FDA any deviations from good manufacturing practice that may affect the safety, purity or potency of a distributed product; or any unexpected or unforeseeable event that may affect the safety, purity or potency of a distributed product. The regulations also require investigation and correction of any deviations from good manufacturing practice and impose documentation requirements.

We currently rely on third parties for the production of our products. Future FDA and state inspections may identify compliance issues at the facilities of contract manufacturers may disrupt production or distribution or may require substantial resources to correct.

The FDA may withdraw a product approval if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. Furthermore, the failure to maintain compliance with regulatory requirements may result in administrative or judicial actions, such as fines, warning letters, holds on clinical studies, product recalls or seizures, product detention or refusal to permit the import or export of products, refusal to approve pending applications or supplements, restrictions on marketing or manufacturing, injunctions or civil or criminal penalties.

In addition, from time to time, new legislation is enacted that can significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. In addition to new legislation, FDA regulations and policies are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether further legislative or FDA regulation or policy changes will be enacted or implemented and what the impact of such changes, if any, may be.

International Regulation

We may be subject to widely varying foreign regulations, which may be quite different from those of the FDA, governing clinical trials, manufacture, product registration and approval, and sales. Whether or not FDA approval has been obtained, we must obtain a separate approval for a product by the comparable regulatory authorities of foreign countries prior to the commencement of product marketing in these countries. In certain countries, regulatory authorities also establish pricing and reimbursement criteria. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. Therefore, we cannot assure that we will be able to satisfy the regulatory requirements to sell our products in any foreign country.

Employees

As of December 31, 2016, we have 3 employees, all of which are full time.

Item 1A.               Risk Factors

Risks Related to Our Company and Our Business

Our business is at an early stage of development and we may not develop products that can be commercialized.

In February 2016, we acquired Exactus BioSolutions and changed our primary business focus to developing, producing and commercializing blood diagnostic products, including FibriLyzer and MatriLyzer, utilizing certain intellectual property rights exclusively licensed by Exactus BioSolutions. Prior to that time, our primary business focus was developing and commercializing drone technology. As a result, our business is at an early stage of development. We are preparing to conduct clinical trials on our primary product, FibriLyzer, and we expect to be able to market and sell products by the end of 2018. Our ability to generate revenues from sales will depend, among other things, our successful completion of clinical trials, regulatory approvals, commercialization and market acceptance of our technologies and products, medical community awareness and changes in regulations.

Our products, including FibriLyzer, will require significant additional research and development, clinical testing and regulatory approval in the United States, Canada and Europe, and, even if our products are approved for sale, we may not be able to commercialize any of these products. Our products may not reach the market for a number of reasons, including:

●
failure to obtain approvals for clinical trials or unsuccessful clinical trials;
●
lack of familiarity of health care providers and patients;
●
low market acceptance as a result of lower demonstrated safety or efficacy or other disadvantages relative to other available diagnostic products;
●
insufficient or unfavorable coverage determinations or reimbursements from health plans, governments or third party payers;
●
alleged infringement on proprietary rights of others related to our licenses;
●
ineffective marketing and distribution support;
●
lack of cost-effectiveness; or
●
timing of market introduction of competitive products.

If any of these potential problems occur, we may never successfully commercialize our product candidates, including FibriLyzer. If we are unable to develop commercially viable products, our business, results of operations and financial condition will be materially and adversely affected.

We have a history of operating losses, do not expect to be profitable in the near future and our independent registered public accounting firm has expressed doubt as to our ability to continue as a going concern.

We currently have no products available for sale, have not generated any revenues since our entry into the life sciences business and have incurred significant operating losses. We expect to incur additional operating losses for the foreseeable future. In addition, we expect that our current cash levels will not be sufficient to enable us to complete the development of any potential products, including FibriLyzer. See “We will need additional capital to conduct our operations and develop our products and our ability to obtain the necessary funding is uncertain.”

As a result of our history of operating losses, the audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2016 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.   The inclusion of the going concern statement by our auditors may adversely affect our stock price and our ability to raise needed capital or enter into advantageous contractual relationships with third parties. If we were unable to continue as a going concern, the values we receive for our assets on liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

We will need additional capital to conduct our operations and develop our products and our ability to obtain the necessary funding is uncertain.

As of December 31, 2016, we had $1,055,336 of cash. Through 2016, we used a significant amount of cash to finance the development of our products, and we expect that our current levels of cash will not be sufficient to enable us to complete the development and commercialization of any potential products, including FibriLyzer and related technology. Based on our current sources of cash, including the proceeds received from our sale of securities to MagniSci Fund, LP and POC Capital’s commitment to fund up to $1 million in clinical trial costs, and on our internal projections, we believe that our current cash and cash equivalents will fund our business until the fourth quarter of 2017.

Changes in our business, whether or not initiated by us, could affect the rate at which we deplete our cash and cash equivalents, and we may be unsuccessful in managing our operations or timing our capital expenditures in a manner sufficient to sustain our operations in accordance with our expectations. The timing and degree of any future capital requirements will depend on many factors, including:

●
the accuracy of the assumptions underlying our estimates for capital needs in 2017 and beyond;
●
scientific progress in our research and development programs;
●
the magnitude and scope of our research and development programs and our ability to establish, enforce and maintain strategic arrangements for research, development, clinical testing, manufacturing and marketing;
●
our progress with pre-clinical development and clinical trials;
●
the time and costs involved in obtaining regulatory approvals; and
●
the number and type of product candidates that we pursue.

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

We are currently completely dependent upon the successful development of our lead product candidate, FibriLyzer. If we fail to successfully complete its development and commercialization, we will not generate operating revenues.

Almost all of our efforts are currently focused on the development of FibriLyzer. There also is no guarantee that we will succeed in developing FibriLyzer. If we are unable to consummate the production and commercialization of FibriLyzer, we will be unable to generate any revenues. There is no certainty as to our success, whether within a given time frame or at all.

At present, we are manufacturing the key component of our disposable assay test strip, which is our proprietary synthetic fibrin clot that contains an electro-active polymer (“elactomer”) that creates electrical current as the fibrin clot is dissolved by enzymes in the blood, and expect to begin to manufacturing FibriLyzer devices in the second quarter of 2017. There is no guarantee that we will successfully develop products suitable for use in a clinical environment, and our failure to do so on a timely basis, or at all, may delay, prevent initiation or increase the costs of our planned clinical trials. Any delays in our schedule for clinical trials, regulatory approvals or other stages in the development of our technology are likely to cause us additional expense, and may even prevent the successful finalization of any or all of our product candidates, including our anticipated follow-up product, MatriLyzer. Delays in the timing for development of our technology may also have a material adverse effect on our business, financial condition and results of operations due to the possible absence of financing sources for our operations during such additional periods of time. Although we may pursue other technologies (either developed in-house or acquired), there is no assurance that any other technology will be successfully identified or exploited.

Our business is highly dependent upon maintaining licenses with respect to key technology.

Our business substantially depends on licenses from third parties, including the Licensing Agreement with Digital Diagnostics. These third party license agreements impose obligations on us, such as payment obligations and obligations to diligently pursue, and cooperate with third parties in, the development, regulatory approval, manufacture and commercialization of products under the licensed patents. If a licensor believes that we have failed to meet our obligations under a license agreement, the licensor could seek to limit or terminate our license rights, which could lead to costly and time consuming litigation and, potentially, a loss of the licensed rights. The loss of any of such licenses, or the conversion of such licenses to non-exclusive licenses, could harm our operations and/or enhance the prospects of our competitors.

In addition, certain of the technology that we license from Digital Diagnostics is sub-licensed from other third parties, including the University of Queensland. If Digital Diagnostics fails to perform its obligations under the licenses pursuant to which it has licensed the intellectual property that is licensed to us, our rights to key technology could be jeopardized. In addition, certain of these licenses are governed by the laws of foreign countries such as Australia. These foreign laws may differ significantly from laws in the United States and, as a result, our ability to assess or enforce our rights under such agreements may be limited compared with our ability to assess or enforce our rights under agreements governed by laws in the United States.

If we or our licensors fail to meet our respective obligations under a license agreement, or if the owner of the intellectual property otherwise seeks to terminate these agreements, costly and time consuming litigation could result. During the period of any such litigation, our ability to carry out the development and commercialization of potential products could be significantly and negatively affected. Further, if our license rights were restricted, ultimately lost, or became non-exclusive, our ability to continue our business based on FibriLyzer and the related technology could be severely affected adversely.

We may be unable to obtain or maintain patent or other intellectual property protection for any products or processes that we may develop.

We face risks and uncertainties related to intellectual property rights. We may be unable to obtain or maintain our patents or other intellectual property protection for any products or processes that we may have or may develop; third parties may obtain patents covering the manufacture, use or sale of these products or processes which may prevent us from commercializing our technology; or any patents that we have or may obtain may not prevent other companies from competing with us by designing their products or conducting their activities so as to avoid the coverage of our patents.

In addition, the growth of our business may depend in part on our ability to acquire or in-license additional proprietary rights. For example, our programs may involve additional product candidates that may require the use of additional proprietary rights held by third parties. We may be unable to acquire or in-license any relevant third-party intellectual property rights that we identify as necessary or important to our business operations. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all, which would harm our business. We may need to cease use of the compositions or methods covered by such third-party intellectual property rights, and may need to seek to develop alternative approaches that do not infringe on such intellectual property rights which may entail additional costs and development delays, even if we were able to develop such alternatives, which may not be feasible. Even if we are able to obtain a license under such intellectual property rights, any such license may be non-exclusive, which may allow our competitors access to the same technologies licensed to us.

The licensing and acquisition of third-party intellectual property rights is a competitive practice, and companies that may be more established, or have greater resources than we do, may also be pursuing strategies to license or acquire third-party intellectual property rights that we may consider necessary or attractive in order to commercialize our product candidates. More established companies may have a competitive advantage over us due to their larger size and cash resources or greater clinical development and commercialization capabilities. There can be no assurance that we will be able to successfully protect or acquire the rights to the intellectual property to commercialize our product candidates.

Clinical trials involve lengthy and expensive processes with uncertain outcomes, and if we are unable to satisfactorily complete such testing, or if such testing yields unsatisfactory results, we may be unable to commercially produce our proposed products.

We cannot predict whether we will encounter problems with any of our planned clinical trials, which would cause us or regulatory authorities to delay or suspend clinical trials, or delay the analysis of data from ongoing clinical trials. We anticipate submitting a premarket notification to the FDA for FibriLyzer as Class II device pursuant to Section 510(k) of the FDAC and anticipate that we will be eligible to market and sell products by the end of 2018; however, such trials may also take significantly longer to complete and may cost more money than we expect. Failure can occur at any stage of testing, and we may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent commercialization of the current, or a future, more advanced, version of our product candidates.

A number of companies in the medical device, biotechnology, and biopharmaceutical industries including those with greater resources and experience than us have suffered significant setbacks in advanced clinical trials, even after seeing promising results in earlier clinical trials. We do not know whether any clinical trials we or any future clinical partners may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market FibriLyzer or MatriLyzer. If our clinical trials do not produce favorable results, we may be required to perform additional clinical trials or our ability to obtain regulatory approval may be adversely impacted, either of which may have an adverse material effect on our business, financial condition and the results of our operations.

Even if we are successful in developing FibriLyzer and other products using our technologies, it is unclear whether these products can serve as the foundation for a commercially viable and profitable business.

Life sciences technology is developing and rapidly could undergo significant changes in the future. Such rapid technological developments could result in our technologies becoming obsolete. While we believe our product candidates appear promising, they may fail to be successfully commercialized for numerous reasons, including, but not limited to, competing technologies for the same applications. In addition, our ability to commercialize our products into a profitable business depends on our ability to develop and maintain marketing and sales personnel and distribution capabilities, which we currently do not have. Thus, even if we are able to develop successfully and commercially market FibriLyzer and other products using our technologies, there can be no assurance that we will be able to develop a commercially successful and profitable business based on these technologies.

Moreover, advances in other treatment methods or prevention techniques could significantly reduce or entirely eliminate the need for our technologies and planned products. As a result, technological or medical developments may materially alter the commercial viability of our technology or services, and require us to incur significant costs to replace or modify equipment in which we have a substantial investment. We are focused on Point-of-Care blood diagnostic products, and if this field is substantially unsuccessful, this outcome could jeopardize our success or future results. The occurrence of any of these factors may have a material adverse effect on our business, operating results and financial condition.

If competitors develop and market products that are more effective, safer, or less expensive than our product candidates or offer other advantages, our commercial prospects will be limited.

We currently are not aware of other companies developing a handheld Point-of-Care device to measure fibrinolysis; however, there are other companies that currently manufacture and sell diagnostic tools for measuring other components of blood and coagulation. Any of these companies could begin to develop a competing product.  We expect that our diagnostic products will face intense competition from biotechnology companies, as well as numerous academic and research institutions and governmental agencies engaged in medical device discovery activities or funding, both in the United States and abroad. Some of these competitors are pursuing the development of products or devices that target the same diseases and conditions that we are targeting with our product candidates.

As a general matter, we also face competition from many companies that are researching and developing blood diagnostic products. Many of these companies have financial and other resources substantially greater than ours. In addition, many of these competitors have significantly greater experience in testing products, obtaining regulatory approvals, and marketing and selling. If we ultimately obtain regulatory approval for any of our product candidates, we also will be competing with respect to manufacturing efficiency and marketing capabilities, areas in which we have limited or no commercial-scale experience. Competition may increase further as a result of advances made in the commercial applicability of our technologies and greater availability of capital for investment in these fields. Our competitors may develop more competitive or affordable products, or achieve earlier patent protection or product commercialization than we are able to achieve. Competitive products may render any products or product candidates that we develop uneconomic or obsolete. The occurrence of any of these factors may have a material adverse effect on our business, operating results and financial condition.

If we are unable to keep up with rapid technological changes in our field or compete effectively, we will be unable to operate profitably.

We are engaged in activities in the biotechnology field, which is characterized by extensive research efforts and rapid technological progress. If we fail to anticipate or respond adequately to technological developments, our ability to operate profitably could suffer. Research and discoveries by other biotechnology, agricultural, pharmaceutical or other companies may render our technologies or potential products or services uneconomical or result in products superior to those we develop. Similarly, any technologies, products or services we develop may not be preferred to any existing or newly developed technologies, products or services.

The development and commercialization of our product candidates is subject to extensive regulation by the FDA and other regulatory agencies in the United States and abroad, and the failure to receive regulatory approvals for our other product candidates would likely have a material and adverse effect on our business and prospects.

The process of obtaining FDA and other regulatory approvals is expensive and is subject to numerous risks and uncertainties. We intend to file to gain regulatory approval to sell our products in the United States, Canada and Europe. Changes in regulatory approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application or may make it easier for our competitors to gain regulatory approval to enter the marketplace. Ultimately, the FDA and other regulatory agencies have substantial discretion in the approval process and may refuse to accept any application or may decide that our product candidate data are insufficient for approval without the submission of additional pre-clinical, clinical or other studies. In addition, varying agency interpretations of the data obtained from pre-clinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate. Any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

Any of the following factors, among others, could cause regulatory approval for our product candidates to be delayed, limited or denied:

●
the product candidates require significant clinical testing to demonstrate safety and effectiveness before applications for marketing approval can be filed with the FDA and other regulatory authorities;
●
data obtained from pre-clinical and clinical trials can be interpreted in different ways, and regulatory authorities may not agree with our respective interpretations or may require us to conduct additional testing;
●
negative or inconclusive results or the occurrence of serious or unexpected adverse events during a clinical trial could cause us to delay or terminate development efforts for a product candidate; and/or
●
FDA and other regulatory authorities may require expansion of the size and scope of the clinical trials.

Any difficulties or failures that we encounter in securing regulatory approval for our product candidates would likely have a substantial adverse impact on our ability to generate product sales, and could make any search for a collaborative partner more difficult.

We may be unsuccessful in our efforts to comply with applicable federal, state and international laws and regulations, which could result in loss of licensure, certification or accreditation or other government enforcement actions or impact our ability to secure regulatory approval of our product candidates.

Although we seek to conduct our business in compliance with applicable governmental healthcare laws and regulations, these laws and regulations are exceedingly complex and often subject to varying interpretations. As such, there can be no assurance that we will be able, or will have the resources, to maintain compliance with all such healthcare laws and regulations. Failure to comply with such healthcare laws and regulations, as well as the costs associated with such compliance or with enforcement of such healthcare laws and regulations, may have a material adverse effect on our operations or may require restructuring of our operations or impair our ability to operate profitably.

We will continue to be subject to extensive regulation by the FDA and other regulators abroad following any product approvals, and if we fail to comply with these regulations, we may suffer a significant setback in our business.

Even if we are successful in obtaining regulatory approval of our product candidates, we will continue to be subject to the requirements of and review by, the FDA and comparable regulatory authorities abroad in the areas of manufacturing processes, post-approval clinical data, adverse event reporting, labeling, advertising and promotional activities, among other things. In addition, any marketing approval we receive may be limited in terms of the approved product indication or require costly post-marketing testing and surveillance. Discovery after approval of previously unknown problems with a product, manufacturer or manufacturing process, or a failure to comply with regulatory requirements, may result in actions such as:

●
warning letters or other actions requiring changes in product manufacturing processes or restrictions on product marketing or distribution;
●
product recalls or seizures or the temporary or permanent withdrawal of a product from the market; and
●
federal and state investigations, fines, restitution or disgorgement of profits or revenue, the imposition of civil penalties or criminal prosecution.

The occurrence of any of these actions would likely cause a material adverse effect on our business, financial condition and results of operations.

We depend on our collaborators to help us develop and test our proposed products, and our ability to develop and commercialize products may be impaired or delayed if collaborations are unsuccessful.

Our strategy for the development, clinical testing, manufacture and commercialization of our proposed products requires that we enter into collaborations with corporate partners, licensors, licensees and others. We are dependent upon the subsequent success of these other parties in performing their respective responsibilities and the continued cooperation of our partners. Our collaborators may not cooperate with us or perform their obligations under our agreements with them. We cannot control the amount and timing of our collaborators’ resources that will be devoted to our research and development activities related to our collaborative agreements with them. Our collaborators may choose to pursue existing or alternative technologies in preference to those being developed in collaboration with us.

The development, manufacture and commercialization of potential products will be delayed if collaborators fail to conduct these activities in a timely manner, or at all. In addition, our collaborators could terminate their agreements with us. If we do not achieve milestones set forth in the agreements, or if our collaborators breach or terminate their collaborative agreements with us, our business may be materially harmed.

Our products may be expensive to manufacture, and they may not be profitable if we are unable to control the costs to manufacture them.

We do not own or operate manufacturing facilities for production of our product candidates. As a result, we plan to outsource the manufacturing of our products, and have collaborated with a successful multi-national corporation in Taipei, Taiwan, to manufacture our products, including FibriLyzer. Manufacturers of medical device products often encounter difficulties in production, particularly in scaling up initial production. These problems include difficulties with production costs and yields and quality control, including stability of the product candidate. The occurrence of any of these problems could significantly delay our clinical trials or the commercial availability of our products.

Our reliance on a single source to manufacture our products entails risks, including:

●
reliance on the third party for regulatory compliance and quality assurance;
●
limitations on supply availability resulting from capacity and scheduling constraints of the third parties;
●
impact on our reputation in the marketplace if manufacturers of our products, once commercialized, fail to meet the demands of our customers; and
●
impact of a catastrophic event at the third party manufacturing facility on our ability to meet the demands of our customers.

The failure of any of our contract manufacturers to maintain high manufacturing standards could result in product liability claims, product recalls, product seizures or withdrawals, delays or failures in testing or delivery, cost overruns or other problems that could seriously harm our business or profitability.

Our contract manufacturers are required to adhere to FDA regulations. These regulations cover all aspects of the manufacturing, testing, quality control and recordkeeping relating to our product candidates and any products that we may commercialize. Our manufacturers may not be able to comply with applicable FDA regulations or similar regulatory requirements outside the United States. Our failure or the failure of our third party manufacturers, to comply with applicable regulations could significantly and adversely affect regulatory approval and supplies of our product candidates.

Our current and anticipated future dependence upon others for the manufacture of our product candidates may adversely affect our future profit margins and our ability to develop product candidates and commercialize any products that obtain regulatory approval on a timely and competitive basis. In addition, we may not be able to charge a high enough price for any product we develop, even if they are safe and effective, to make a profit. If we are unable to realize significant profits from our potential product candidates, our business would be materially harmed.

Contractual arrangements with licensors or collaborators may require us to pay royalties or make other payments related to the development of a product candidate, which would adversely affect the level of our future revenues and profits.

Even if we obtain all applicable regulatory approvals and successfully commercialize FibriLyzer and other products utilizing our technologies, contractual arrangements between us and a licensor, collaborator or other third party in connection with the respective product may require that we make royalty or other payments to the respective third party, and as a result we would not receive all of the revenue derived from commercial sales of such product.

Cybersecurity breaches could expose us to liability, damage our reputation, compromise our confidential information or otherwise adversely affect our business.

We maintain sensitive company data on our computer networks, including our intellectual property and proprietary business information. We face a number of threats to our networks from unauthorized access, security breaches and other system disruptions. Despite our security measures, our infrastructure may be vulnerable to attacks by hackers or other disruptive problems. Any such security breach may compromise information stored on our networks and may result in significant data losses or theft of our intellectual property or proprietary business information. A cybersecurity breach could hurt our reputation by adversely affecting the perception of customers and potential customers of the security of their orders and personal information. In addition, a cybersecurity attack could result in other negative consequences, including disruption of our internal operations, increased cyber security protection costs, lost revenues or litigation.

We depend on key personnel for our continued operations and future success, and a loss of certain key personnel could significantly hinder our ability to move forward with our business plan.

Because of the specialized nature of our business, we are highly dependent on our ability to identify, hire, train and retain highly qualified scientific and technical personnel for the research and development activities we conduct or sponsor. The loss of one or more key executive officers, or scientific officers, would be significantly detrimental to us. In addition, recruiting and retaining qualified scientific personnel to perform research and development work is critical to our success. Our anticipated growth and expansion into areas and activities requiring additional expertise, such as clinical testing, regulatory compliance, manufacturing, marketing and distribution, will require the addition of new management personnel and the development of additional expertise by existing management personnel. There is intense competition for qualified personnel in the areas of our present and planned activities. Accordingly, we may not be able to continue to attract and retain the qualified personnel, which would adversely affect the development of our business.

Our failure to maintain effective internal controls over financial reporting may adversely affect the accuracy and timeliness of our financial reporting.

As described in “Part II, Item 9A. Controls and Procedures” included in this annual report on Form 10-K for the year ended December 31, 2016, we disclosed a material weaknesses in our disclosure controls and procedures and in our internal controls over financial reporting due to our small size and limited resources. While we are continuing to work to improve our internal controls, we cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement or maintain effective controls, or difficulties encountered in their implementation or improvement, could cause us to fail to meet our reporting obligations or could result in a material misstatement to our financial statements or other disclosures, either of which could have an adverse effect on our business, financial condition or results of operations.

We may be subject to litigation that will be costly to defend or pursue and uncertain in its outcome.

Our business may bring us into conflict with our licensors, collaborators or others with whom we have contractual or other business relationships, or with our competitors or others whose interests differ from ours. In addition, third parties could claim that our licensed technology or other technology relevant to or required by our expected products infringes on their intellectual property. If we are unable to resolve those conflicts on terms that are satisfactory to all parties, we may become involved in litigation brought by or against us. That litigation is likely to be expensive and may require a significant amount of management’s time and attention, at the expense of other aspects of our business. The outcome of litigation is always uncertain, and in some cases could include judgments against us that require us to pay damages, enjoin us from certain activities, or otherwise affect our legal or contractual rights, which could have a significant adverse effect on our business.

Risks Related to the Securities Markets and Our Capital Structure

An active trading market for our common stock has not developed, and the market price for our common stock has been and may continue to be particularly volatile given the lack of liquidity and our status as a relatively unknown company with a limited operating history and lack of profits.

Although our common stock is quoted on the OTC Markets Group’s OTCQB tier, an active trading market has not developed for our common stock, and we cannot assure you that an active, public trading market for our common stock will develop or be sustained. If an active public trading market does not develop or is not maintained, significant sale of our common stock, or the expectation of these sales, could materially and adversely affect the market price of our common stock. In addition, holders of our common stock may experience difficulty in reselling, or an inability to sell, their shares.

In addition, the market for our common stock may be characterized by significant price volatility when compared to seasoned issuers, and we expect that our stock price could continue to be more volatile than a seasoned issuer for the indefinite future. The potential volatility in our share price is attributable to a number of factors. First, as a consequence of the lack of liquidity in our common stock, any future trading of shares by our stockholders may disproportionately influence the price of those shares in either direction. Second, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk averse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.

Many of these factors will be beyond our control and may decrease the market price of our common stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time or as to what effect that the sale of shares or the availability of shares for sale at any time will have on the prevailing market price. This market volatility, as well as general domestic or international economic, market and political conditions, could materially and adversely affect the market price of our Securities.

The rights of holders of our common stock are subordinate to significant rights, preferences and privileges of our existing series of preferred stock, and to any additional series of preferred stock created in the future.

Under the authority granted by our Articles of Incorporation, our Board of Directors has established four separate series of outstanding preferred stock, including Series A, Series B-1, Series B-2 and Series C Preferred Stock, which have various rights and preferences senior to the shares of common stock. As a result of the liquidation preferences, in the event that we voluntarily or involuntary liquidate, dissolve or windup our affairs (including as a result of a merger), the holders of our preferred stock would be entitled to receive stated amounts per share, including any accrued and unpaid dividends, before any distribution of assets or merger consideration is made to holders of our common stock. Additionally, subject to the consent of the holders of our existing preferred stock, our Board of Directors has the power to issue additional series of preferred stock and to designate, as it deems appropriate (subject to the rights of the holders of the current series of preferred stock), the special dividend, liquidation or voting rights of the shares of those additional series. The creation and designation of any new series of preferred stock could adversely affect the voting power, dividend, liquidation and other rights of holders of our common stock and, possibly, any other class or series of stock that is then in existence.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who is not an affiliate of our company and who has satisfied a six month holding period may, as long as we are current in our required filings with the SEC, sell securities without further limitation. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate of our company who has satisfied a one year holding period. Affiliates of our company who have satisfied a six month holding period may sell securities subject to limitations. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have an adverse effect on the market price of our securities. Currently, a substantial majority of our securities are either free trading or subject to the release of trading restrictions under the six month or one year holding periods of Rule 144.

The sale or issuance of a substantial number of shares may adversely affect the market price for our common stock.

The future sale of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could significantly and negatively affect the market price for our common stock. Our Amended and Restated Articles of Incorporation authorize us to issue 200,000,000 shares of common stock and, as of December 31, 2016, there were 34,071,862 shares of our common stock outstanding, and we have reserved 14,784,001 shares of our common stock for the potential issuance of shares upon the conversion of outstanding preferred stock or the exercise of warrants. We expect that we will likely issue a substantial number of shares of our capital stock in financing transactions in order to fund our operations and the growth of our business. Under these arrangements, we may agree to register the shares for resale soon after their issuance. We may also continue to pay for certain goods and services with equity, which would dilute our current stockholders. Also, sales of the shares issued in this manner could negatively affect the market price of our stock.

Our common stock may be subject to the “penny stock” rules of the SEC, and the trading market in our common stock is limited, which makes transactions cumbersome and may reduce the value of an investment in the stock.

Rule 15g-9 under the Exchange Act establishes the definition of a “penny stock” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks in accordance with the provisions of Rule 15g-9 under the Exchange Act; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased, provided that any such purchase shall not be effected less than two business days after the broker or dealer sends such written agreement to the investor.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (i) obtain financial information, investment experience and investment objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which: (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) in highlight form, confirms that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our common stock.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the shares of common stock. Consequently, it may be more difficult to execute trades of our common stock which may have an adverse effect on the liquidity of our common stock.

The conversion of preferred stock or exercise of outstanding warrants to acquire shares of our common stock would cause additional dilution which could cause the price of our common stock to decline.

Each of our Series B-1, Series B-2 and Series C Preferred Stock is convertible into shares of our common stock. In addition, we issued warrants, pursuant to which shares of our common stock may be acquired. At December 31, 2016, there were 13,117,334 shares of our common stock underlying shares of preferred stock and 1,666,667 shares of common stock underlying the warrants, for which we have reserve an aggregate of 14,784,001 shares of our common stock for future issuance. In addition, we have agreed to issue the BioCapital Warrant and the Placement Agent Warrants and to grant stock options to certain of our officers as described under “Management—Employment Agreements.” To the extent the preferred stock is converted or warrants or stock options are exercised, existing common stockholders would experience additional dilution which may cause the price of our common stock to decline.

We do not have a class of our securities registered under Section 12 of the Exchange Act. Until we do or we become subject to Section 15(d) of the Exchange Act, we will be a “voluntary filer.”

We are not currently required under Section 13 or Section 15(d) of the Exchange Act to file periodic reports with the SEC. We have in the past voluntarily elected to file some or all of these reports to ensure that sufficient information about us and our operations is publicly available to our stockholders and potential investors. Until we become subject to the reporting rules under the Exchange Act, we are not required to file annual, quarterly or current reports and could cease doing so at any time. Additionally, until we register a class of our securities under Section 12 of the Exchange Act, we are not subject to the SEC’s proxy rules, and large holders of our capital stock will not be subject to beneficial ownership reporting requirements under Sections 13 or 16 of the Exchange Act and their related rules. As a result, our stockholders and potential investors may not have available to them as much or as robust information as they may have if and when we become subject to those requirements.

We do not expect to pay cash dividends in the foreseeable future on our common stock.

We have not historically paid cash dividends on our common stock, and we do not plan to pay cash dividends on our common stock in the foreseeable future.

Item 1B.
Unresolved Staff Comments.

None.

Item 2.                  Properties.

We currently lease a mailbox address and shared office space in Glen Allen, Virginia. Our lease expires in March 2017. Almost all of our business is conducted virtually. We believe that this arrangement is adequate to meet our current needs. If additional or alternative space is needed in the future, we believe such space will be available on commercially reasonable terms as necessary.

Item 3.                  Legal Proceedings.

On January 20, 2017, Robert F. Parker (the “petitioner”) filed a petition in the Supreme Court of the State of New York, County of New York, naming, among others, the Company and Ezra Green, a former shareholder, director and officer of the Company, as respondents. The petition was received by the Company on February 7, 2017. The petitioner previously had a judgment entered in his favor and against Clear Skies Solar, Inc. and its wholly owned subsidiary Clear Skies Group, Inc. (together, “Clear Skies”), in the amount of $331,132.45, with interest accruing at a rate of 9% per year from November 21, 2014 (the “Judgment”). The Judgment remains outstanding. The petition alleges, among other things, that through a series of allegedly fraudulent conveyances occurring before the Judgment was entered against Clear Skies, the major assets of Clear Skies, which were comprised of various patents, were transferred from Clear Skies to Carbon 612 Corporation (“Carbon”), and from Clear Skies and Carbon to the Company. The petition further alleges, among other things, that the transfers were without fair consideration and rendered Clear Skies, the judgment-debtor, insolvent. The petitioner seeks the entry of a judgment against the Company and the other respondents in the amount of the outstanding Judgment, with all accrued interest, reasonable attorneys’ fees and costs and disbursements. We believe the claims against the Company are without merit, and we intend to contest petitioner’s claims and defend the matter vigorously. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this action.

Item 4.                   Mine Safety Disclosures.

Not applicable.

PART II

Item 5.                    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers ofEquity Securities.

Market Information

In 2015, our common stock was quoted on the Over-The-Counter QB Venture Marketplace (OTCQB) under the symbol “SGYT” and was not listed on any exchange. In 2016, our common stock is quoted on the Over-The-Counter QB Venture Marketplace (OTCQB) under the symbol “EXDI” and is not listed on any exchange. The following table sets forth the range of high and low bid prices as reported for each period indicated.

	High	Low
Fiscal year ended December 31, 2015

March 31, 2015	N/A	N/A
June 30, 2015	N/A	N/A
September 30, 2015	N/A	N/A
December 31, 2015	$2.00	$1.50

	High	Low
Fiscal year ended December 31, 2016

March 31, 2016	$3.05	$3.00
June 30, 2016	3.05	0.55
September 30, 2016	2.50	0.56
December 31, 2016	1.50	0.40

The foregoing quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Holders

As of March 12, 2017, the Company had 47 common stock holders of record. In addition, as of such date, there were 7 holders of record of our Series B-1 preferred stock, 21 holders of our Series B-2 preferred stock, and one holder of our Series C preferred stock, convertible into an aggregate of 13,217,334 shares of our common stock based on conversion ratio equal to one common share for each share of preferred stock.

Dividends

We have never paid cash dividends on our capital stock. There are no restrictions that would limit us from paying dividends; however, we do not anticipate paying any cash dividends for the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

None

Item 6.                      Selected Financial Data.

Not applicable.

Item 7.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations contains information that management believes is relevant to an assessment and understanding of our results of operations. You should read this discussion in conjunction with the Consolidated Financial Statements included elsewhere in this report. References to “Exactus,” the “Company,” “we,” “us” and “our” refer to Exactus, Inc. and its subsidiary unless the context otherwise requires.

Cautionary Language Regarding Forward-Looking Statements

Certain statements set forth in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements regarding future events and financial results, including our ability to complete development of the FibriLyzer, future clinical trials and regulatory approvals, and liquidity, as well as other statements that are not historical facts, are forward-looking statements. These forward-looking statements are generally identified by such words or phrases as “we expect,” “we believe,” “would be,” “will allow,” “expects to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions. While we provide forward-looking statements to assist in the understanding of our anticipated future financial performance, we caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date that we make them. Forward-looking statements are based on current expectations and assumptions that are subject to significant risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Except as otherwise required by law, we undertake no obligation to publicly release any updates to forward-looking statements to reflect events after the date of this yearly report on Form 10-K, including unforeseen events.

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

General

On February 29, 2016, the Company consummated a share exchange, which resulted in a change in control of the Company. As part of this transaction, the Company acquired Exactus BioSolutions and its Licensing Agreement with Digital Diagnostics to develop, produce and commercialize blood diagnostic products that utilize certain intellectual property rights owned or licensed by Digital Diagnostics. The Licensing Agreement provides for Exactus BioSolutions and Digital Diagnostics to collaborate through the various steps of the product and device development process, including the development, regulatory approval and commercialization stages.

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

Prior to our acquisition of Exactus BioSolutions on February 29, 2016, our primary business focus was on developing and commercializing drone technology (the “Former Business”). Because we have changed our primary business focus, we do not believe a comparison of the Company’s financial results for the year ended December 31, 2016 to the Company’s financial results for the year ended December 31, 2015 is meaningful.

On June 30, 2016, we entered into a Master Services Agreement with Integrium, LLC and PoC Capital, LLC to conduct clinical studies for us, including a clinical trial for the FibriLyzer that is scheduled to begin in the second half of 2017.

Results of Operations

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015:

	Year Ended
	December 31,
	2016	2015	change
Revenue	$-	$-	$-
Operating expenses	1,601,486	389,282	1,212,204

Net loss from operations	(1,601,486)	(389,282)	(1,212,204)
Total other (loss) income	(1,453)	31,092	(32,545)

Loss from continuing operations	$(1,602,939)	$(358,190)	$(1,244,749)

Operating expenses increased by $1,212,204, from $389,282 for the year ended December 31, 2015 to $1,601,486 for the year ended December 31, 2016. The difference primarily is attributable to: the acquisition of Exactus and change in business focus to the medical devices, an increase in professional and compliance fees of approximately $192,600 resulting from the acquisition and patent expenses; an increase in R&D expense of approximately $292,000 due to new business focus; an increase general and administration expenses of approximately $650,000 resulting from hiring two full time staff in February 2016 and license fees for the New Business, and $95,000 for stock based compensation.

As a result of the foregoing, we generated a loss from operations of $1,601,486 for the year ended December 31, 2016 as compared to an operating loss of $389,282 for the year ended December 31, 2015, a change of 1,212,204.

The Company had other loss of $1,453 due to loss on disposal of equipment from the former business focus for the year ended December 31, 2016, as compared to other income of $31,092 for the year ended December 31, 2015. The income in 2015 was $41,307 in debt forgiveness offset by $10,215 impairment of marketable securities.

 As a result of the foregoing, we generated a net loss from continuing operations of $1,602,939 for the year ended December 31, 2016 as compared to a net loss from continuing operations of $358,190 for the year ended December 31, 2015, a change of $1,244,749. Net loss for year period ended December 31, 2016 was $1,602,939 compared to $357,977 for the year ended December 31, 2015 which included $213 revenue from discontinued operations.

Liquidity and Capital Resources

Since our inception in 2008, we have generated losses from operations. As of December 31, 2016, our accumulated deficit was $2,339,898 of which $736,959 was related to the Former Business.  Our net loss for the years ended December 31, 2016 and 2015 was $1,602,939 and $357,977, respectively.

Net cash used in operating activities for the year ended December 31, 2016 was $890,956. We recorded a net loss for the year of $1,602,939. Other items in uses of funds from operations included non-cash charges related stock compensation for $100,000 and charges for bad debt, loss on disposal of equipment, and equipment impairment, which collectively totaled $12,543. Increases in accounts payable and accrued liabilities increased net cash from operating activities by $547,941.

Net cash used in operating activities for the year ended December 31, 2015 was $640,020. We recorded a net loss of $357,977 for the period. Other items in uses of funds from operations included expenses incurred on behalf of parent company of $358,807 slightly offset by $68,885 expenses paid by related company. Changes in assets and liabilities totaled a gain of $10,015, which primarily consisted of an increase in restricted cash of $72,342 and increase in account payable of $84,748.

Net cash provided by investing activities for the year ended December 31, 2016 was $1,292 due to the acquisition of Exactus BioSolutions. Net cash provided by investing activity for the year ended December 31, 2015 was $0.

Net cash provided by financing activities for the year ended December 31, 2016 was $1,945,000 largely due to proceeds from our issuance of shares of Series B-2 Preferred Stock and offset by our payment for Series A Preferred Stock.  Net cash provided by financing activities for the year ended December 31, 2015 was $598,328 due to $497,156 in proceeds from a related party and $100,000 in proceeds from the issuance of a note payable.

As of December 31, 2016, we had $1,055,336 of cash. While we expect the existing cash will fund operations through Q4 2017, these funds will not be sufficient to enable us to complete the development of any potential products, including the FibriLyzer and related technology. Accordingly, we will need to obtain further funding through public or private equity offerings, debt financing, collaboration arrangements or other sources. The issuance of any additional shares of common stock, preferred stock or convertible securities could be substantially dilutive to our shareholders. In addition, adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital, we will be forced to delay, reduce or eliminate our research and development programs and may not be able to continue as a going concern.

Going Concern

The audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2016 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

 Off-Balance Sheet Arrangements

As of December 31, 2016, we had no material off-balance sheet arrangements.

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

Item 7A.              Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.                 Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Exactus, Inc. (formerly known as Spiral Energy Tech, Inc.)

We have audited the accompanying consolidated balance sheets of Exactus, Inc. (formerly known as Spiral Energy Tech, Inc.) (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Exactus, Inc. (formerly known as Spiral Energy Tech, Inc.) at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company suffered a net loss, has accumulated deficit and has a net working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

March 31, 2017

New York, New York

 Exactus, Inc.
(formerly known as Spiral Energy Tech, Inc.)
Consolidated Balance Sheets

	December 31,	December 31,
	2016	2015

ASSETS
Current Assets
Cash and cash equivalents	$1,055,336	$-
Restricted cash	-	72,342
Due from related parties	-	7,010
Prepaid expenses	1,019,721	-
Total current assets	2,075,057	79,352

Property and equipment, net of accumulated depreciation of $0 and $1,914, respectively.	-	1,453
Intangible asset- license agreement	50,000	-
Intellectual property- patents, net	-	4,080

TOTAL ASSETS	$2,125,057	$84,885

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Bank overdraft	$-	$1,172
Accounts payable	566,495	75,483
Accrued expenses	58,479	1,550
Note payable	-	100,000
Total Current Liabilities	624,974	178,205

TOTAL LIABILITIES	624,974	178,205

Commitments and contingencies (see note 9)

Stockholders' Equity (Deficit)
Preferred stock: 50,000,000 authorized; $0.0001 par value 0 shares issued and outstanding	-	-
Preferred stock Series A: 5,000,000 and 0 authorized; $0.0001 par value 4,558,042 and 0 shares issued, respectively and 0 shares outstanding	-	-
Preferred stock Series B-1: 32,000,000 and 0 authorized; $0.0001 par value 2,800,000 and 0 shares issued and outstanding, respectively	280	-
Preferred stock Series B-2: 10,000,000 and 0 authorized; $0.0001 par value 8,584,000 and 0 shares issued and outstanding, respectively	858	-
Preferred stock Series C: 1,733,334 and 0 authorized; $0.0001 par value 1,733,334 and 0 shares issued and outstanding, respectively	173	-
Common stock: 200,000,000 shares authorized; $0.0001 par value 34,071,862 and 515,290 shares issued and outstanding, respectively	3,407	52
Additional paid-in capital	3,835,263	643,587
Accumulated deficit	(2,339,898)	(736,959)
Total Stockholders' Equity (Deficit)	1,500,083	(93,320)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,125,057	$84,885

The accompanying notes are an integral part of these consolidated financial statements.

Exactus, Inc.
(formerly known as Spiral Energy Tech, Inc.)
Consolidated Statements of Operations

	Year Ended December 31,
	2016	2015

Revenues	$-	$-

Operating Expenses
General and administration	759,145	108,400
Professional	368,917	176,286
Research and development	369,344	77,344
Impairment	4,080	20,625
Stock-based compensation	100,000	5,000
Depreciation and amortization	-	1,627
Total operating expenses	1,601,486	389,282

Net loss from operations	(1,601,486)	(389,282)

Other Income (loss)

Impairment on marketable securities	-	(10,215)
Debt forgiveness	-	41,307
Loss on disposal of equipment	(1,453)	-
Total other (loss) income	(1,453)	31,092

Net loss before income taxes	(1,602,939)	(358,190)
Provision for income tax	-	-

Loss from continuing operations	$(1,602,939)	$(358,190)

Revenue from discontinued operations	-	213

Net Loss	$(1,602,939)	$(357,977)

Basic and Diluted Loss per Common Share	$(0.08)	$(0.70)

Weighted Average Number of Common Shares Outstanding	19,220,686	512,003

The accompanying notes are an integral part of these consolidated financial statements.

Exactus, Inc.
(formerly known as Spiral Energy Tech, Inc.)
Consolidated Statements of Stockholders' Equity (Deficit)

											Additional	Accumulated
	Preferred Stock - Series A		Preferred Stock- Series B-1		Preferred Stock- Series B-2		Preferred Stock- Series C		Common Stock		Paid in	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance, December 31, 2014	-	$-	-	$-	-	$-	-	$-	511,910	$51	$430,905	$(6,210)	$(378,982)	$45,764

Stock issued to related party	-	-	-	-	-	-	-	-	3,380	1	4,999	-	-	5,000
Capital Conribution	-	-	-	-	-	-	-	-	-	-	207,683	-	-	207,683
Impairment of investment in marketable securities		-	-	-	-	-	-	-	-	-	-	6,210	-	6,210
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(357,977)	(357,977)

Balance, December 31, 2015	-	$-	-	$-	-	$-	-	$-	515,290	$52	$643,587	$-	$(736,959)	$(93,320)

Common Stock Exchanged for Preferred Stock Series A	4,558,042	455	-	-	-	-	-	-	(393,314)	(39)	(416)	-	-	-
Preferred Series A Stock purchased and cancelled, February 29, 2016	(50,000)	(5)	-	-	-	-	-	-	-	-	(49,995)	-	-	(50,000)
Preferred Series B-1 stock issued for acquisition of Excatus Bioslution, Inc., February 29, 2016	-	-	30,000,000	3,000	-	-	-	-	-	-	(2,708)	-	-	292
Preferred Series B-2 stock issued for cash, note payable and liability, February 29, 2016	-	-	-	-	2,084,000	208	-	-	-	-	520,792	-	-	521,000
Preferred Series A conversion to common stock, March 28, 2016 and March 30, 2016	(4,508,042)	(450)	-	-	-	-	-	-	4,508,042	450	-	-	-	-
Preferred Series B-1 conversion to common stock, June 15, 2016	-	-	(27,200,000)	(2,720)	-	-	-	-	27,200,000	2,720	-	-	-	-
Common stock, Preferred Series C stock, and warrants issued for prepaid services, June 30, 2016	-	-	-	-	-	-	1,733,334	173	1,600,000	160	999,667	-	-	1,000,000
Preferred Series B-2 stock issued for cash, July 15, 2016	-	-	-	-	500,000	50	-	-	-	-	124,950	-	-	125,000
Preferred Series B-2 stock issued for cash, October 27, 2016	-	-	-	-	6,000,000	600	-	-	-	-	1,499,400	-	-	1,500,000
Common Stock issued, Share based Payment, November 11, 2016	-	-	-	-	-	-	-	-	141,844	14	99,986	-	-	100,000
Common Stock Issued, Share based Payment, December 13, 2016		-	-	-	-	-	-	-	500,000	50	-	-	-	50
Net Loss	-	-	-	-	-	-	-	-	-	-	-	-	(1,602,939)	(1,602,939)

Balance, December 31, 2016	-	$-	2,800,000	$280	8,584,000	$858	1,733,334	$173	34,071,862	$3,407	$3,835,263	$-	$(2,339,898)	$1,500,083

The accompanying notes are an integral part of these consolidated financial statements.

Exactus, Inc.
(formerly known as Spiral Energy Tech, Inc.)
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2016	2015

Cash Flows From Operating Activities:
Net loss	$(1,602,939)	$(357,977)
Adjustments to reconcile net loss to cash used in operations:
Depreciation and amortization	-	1,627
Expenses incurred on behalf of parent company	-	(358,807)
Expenses paid by related company	-	68,885
Bad debt	7,010	1,704
Debt forgiveness	-	(41,307)
Loss on disposal of property and equipment	1,453	-
Impairment of equipment	4,080	20,625
Impairment of marketable securities	-	10,215
Stock-based compensation	100,000	5,000
Bank overdraft write-off	(1,172)	-
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	-	(213)
Due from related parties	-	(895)
Prepaid expenses	(19,671)	4,167
Restricted cash	72,342	(72,342)
Increase (decrease) in operating liabilities:	-	-
Accounts payable	491,012	84,748
Accrued expenses	56,929	(5,450)
Net Cash Used In Operating Activities	(890,956)	(640,020)

Cash Flows From Investing Activities:
Acquisition of cash balance from Exactus BioSolutions Inc.	1,292	-
Net Cash Provided by Investing Activities	1,292	-

Cash Flows From Financing Activities:
Proceeds from sale of Series B-2 Preferred Stock	1,995,000	-
Payment for Series A Preferred Stock	(50,000)	-
Proceeds from related party (contributed capital)	-	497,156
Proceeds from issuance of note payable	-	100,000
Bank overdraft	-	1,172
Net Cash Provided By Financing Activities	1,945,000	598,328

Net increase (decrease) in cash and cash equivalents	1,055,336	(41,692)
Cash and cash equivalents at beginning of period	-	41,692

Cash and cash equivalents at end of period	$1,055,336	$-

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash transactions:
Purchase of Patent by related party	$-	$450
Acquisition of license agreement from Exactus BioSolutions Inc	$50,000	$-
Preferred Stock Series B-2 issued as payment for Note payable	$100,000	$-
Preferred Stock Series B-2 issued as payment for Exactus shareholder loans	$51,000	$-
Preferred Stock Series C, common stock, and warrants issued as part of Master Service Agreement and Stock Subscription Agreement as prepaid expense	$1,000,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

Exactus, Inc.
(formerly known as Spiral Energy Tech, Inc.)
Notes to the Audited Financial Statements
December 31, 2016 and 2015

NOTE 1. BUSINESS DESCRIPTION

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

Since our inception in 2008, we have generated losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As of December 31, 2016, our accumulated deficit was $2,339,898 of which $736,959 was related to the Former Business.  As of December 31, 2016, we had $1,055,336 of cash. We expect that these funds will not be sufficient to enable us to complete the development of any potential products, including the FibriLyzer and related technology. Accordingly, we will need to obtain further funding through public or private equity offerings, debt financing, collaboration arrangements or other sources. The issuance of any additional shares of common stock, preferred stock or convertible securities could be substantially dilutive to our shareholders. In addition, adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital, we will be forced to delay, reduce or eliminate our research and development programs and may not be able to continue as a going concern.

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the SEC.  The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States.

Use of Estimates. The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. As of December 31, 2016, the Company's accounts included significant estimates relating to recovery/execution on prepayments made on clinical research services.

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

Share-based expense totaled $100,000 and $5,0000 for the year ended December 31, 2016 and 2015, respectively.

Research and Development Expenses. We follow ASC 730-10, “Research and Development,” and expense research and development costs when incurred.  Accordingly, third-party research and development costs, including designing, prototyping and testing of product, are expensed when the contracted work has been performed or milestone results have been achieved. Indirect costs are allocated based on percentage usage related to the research and development. Research and development costs of $369,344 on the new business focus and $77,344 for the former business were incurred for the year ended December 31, 2016 and 2015, respectively.

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

ASC 820, “Fair Value Measurements and Disclosures,” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

●	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities

●
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

●	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2016.

Cash and Cash Equivalents. We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying value of those investments approximates their fair market value due to their short maturity and liquidity. Cash and cash equivalents include cash on hand and amounts on deposit with financial institutions, which amounts may at times exceed federally insured limits. As of December 31, 2016, we had cash and cash equivalents of $1,055,336, and as of December 31, 2015, we had cash and cash equivalents of $0 and a bank overdraft of $1,172. As of December 31, 2016, we had approximately $805,336 in excess of FDIC insured limits.

Restricted Cash. The carrying amounts of cash and cash equivalent items which are restricted as to withdrawal or usage. Restrictions may include legally restricted deposits held as compensating balances against borrowing arrangements, contracts entered into with others, or entity statements of intention with regard to particular deposits; however, time deposits and short-term certificates of deposit are not generally included in legally restricted deposits. At December 31, 2016 and 2015, the Company's current restricted cash consisted of cash held in trust account of $0 and $72,342, respectively.

Marketable Securities. The Company’s marketable equity securities have been classified and accounted for as available-for-sale.  Management determines the appropriate classification of its investments at the time of purchase and reevaluates the designations at each balance sheet date.  We classify our marketable equity securities as either short-term or long-term based on the nature of each security and its availability for use in current operations.  Our marketable equity securities are carried at fair value, with the unrealized gains or losses reported as a component of shareholder’s equity. Adjustments resulting from the change in fair value, included in accumulated other comprehensive income (loss) in shareholder’s equity, were $0 and $6,210 as of December 31, 2016 and 2015, respectively. We recognized an impairment of $10,215 in our marketable securities for the year ended December 31, 2015.

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

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable.  When required impairment losses on assets to be held and used are recognized based on the fair value of the asset.  The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required.  If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.  When fair values are not available, we estimate fair value by using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.  We recognized impairment losses of $4,080 and $20,625 for the year ended December 31, 2016 and 2015, respectively.

Related Parties. We follow ASC 850,” Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions.

Income Taxes.  We account for income taxes under ASC 740 “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. Deferred tax assets totaled $0 as of December 31, 2016 and 2015.

Earnings per Share. We compute basic and diluted earnings per share amounts in accordance with ASC Topic 260, “Earnings per Share.” Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of December 31, 2016 and 2015, the Company had 14,784,001 and 0 dilutive potential common shares, respectively.

Comprehensive Income (Loss). Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company is required to record all components of comprehensive income (loss) in the financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), net of their related tax effect, arrived at a comprehensive income (loss).  Other comprehensive loss was $0 for the year ended December 31, 2016 and 2015.

Recent Accounting Pronouncements

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

Recent Accounting Pronouncements Issued But Not Adopted as of December 31, 2016

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements – Going Concern (Subtopic 205-40), effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. This standard provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The guidance is effective for annual reporting periods ending after December 15, 2016, and early adoption is permitted. The Company adopted this guidance on January 1, 2017. The Company does not expect the adoption of this guidance to have any impact on its financial position, results of operations or cash flows.

In February 2015, the FASB issued ASU 2016-02, Leases (Topic 842), which amends the FASB Accounting Standards Codification and creates Topic 842, "Leases." The new topic supersedes Topic 840, "Leases," and increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requires disclosures of key information about leasing arrangements. The guidance is effective for reporting periods beginning after December 15, 2018. ASU 2016-02 mandates a modified retrospective transition method. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Cash Flow Statements, Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow classification issues with the objective of reducing diversity in practice. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

NOTE 4. AGREEMENTS

Through the Share Exchange, the Company acquired an exclusive license agreement (the “Licensing Agreement”) between Exactus BioSolutions and Digital Diagnostics Inc. (“Digital Diagnostics”) that the Company recognized as an intangible asset.   Pursuant to the Licensing Agreement, Digital Diagnostics granted to Exactus BioSolutions an exclusive license to develop, produce and commercialize certain diagnostic products, including the FibriLyzer and MatriLyzer, that utilize certain intellectual property rights owned or licensed by Digital Diagnostics. The Licensing Agreement provides for Exactus BioSolutions and Digital Diagnostics to collaborate through the various steps of the product and device development process, including the development, regulatory approval and commercialization stages. Exactus BioSolutions is required to pay Digital Diagnostics, in cash and/or stock, an initial signing payment, milestone fees triggered by the first regulatory clearance or approval of each of the FibriLyzer and the MatriLyzer, and various sales thresholds, and royalty payments based on the net sales of the products, calculated on a product-by-product basis. In 2016, the Company paid $50,000 to Digital Diagnostics as part of the initial signing payment under the Licensing Agreement and $21,659 in legal expenses. As of December 31, 2016, the Company accrued an additional $171,033 in licensing fees due to closing a financing transaction in the fourth quarter of 2016. No milestones have been met and no milestone fees have been paid or accrued for through December 31, 2016.

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

On June 30, 2016, in order to conduct a clinical trial for the FibriLyzer and other studies, the Company entered into a Master Services Agreement (the “MSA”) with Integrium LLC (“Integrium”) and PoC Capital, LLC (“PoC Capital”). Under the MSA, Integrium has agreed to perform clinical research services in support of the development of POC diagnostics devices.  Integrium is to conduct one or more studies in compliance with FDA regulations and pursuant to the Company’s specific service orders.   PoC Capital has agreed to fund up to the first $1,000,000 in study costs and fees due to Integrium, with all fees in costs in excess of that amount being the Company’s sole responsibility, in exchange for 1,600,000 shares of the Company’s common stock, 1,733,334 shares of newly designated Series C Preferred Stock, and 1,666,667 warrants to purchase the Company’s common stock at a price of $0.60 per share exercisable for three years. The Company has accounted $1,000,000 as prepaid expenses on the balance sheet. See Note 8 below for additional information regarding the Company’s common stock, Series C Preferred Stock and warrants.

 NOTE 5. PROPERTY AND EQUIPMENT

Property consists of equipment purchased for the production of revenues.  The following table shows the Company’s property and equipment as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015	Estimated Service Lives in Years
Production equipment	$-	$900	5-20
Office and computer	-	2,467	3
Total property and equipment	-	3,367
Less accumulated depreciation	-	1,941
Property and equipment, net	$-	$1,453

Assets are depreciated over their useful lives when placed in service.  Depreciation expense was $0 and $1,627 for the year ended December 31, 2016 and 2015, respectively.

We recognized a disposal loss of $1,453 on computer equipment and an impairment loss of $20,625 on production equipment for the year ended December 31, 2016 and 2015, respectively.

NOTE 6. NOTE PAYABLE

On December 16, 2015, we received a subscription for 2,500,000 shares of our common stock, for $100,000 from one institutional investor.  As of December 31, 2015, we failed to issue the shares. On February 12, 2016, the subscription was rescinded and the $100,000 deposit was mutually agreed to be treated as a short-term loan and the balance of $72,342 in escrow account was shown as Restricted cash on the balance sheet. Accordingly, the $100,000 was recorded as a Note Payable as of December 31, 2015. The Note Payable was unsecured, non-interest bearing, and is due on demand. On February 29, 2016, the Company issued 400,000 shares of Series B-2 Preferred Stock to extinguish the loan.

NOTE 7. INCOME TAXES

As of December 31, 2016, the Company has a deferred tax asset, resulting from benefits of net operating loss carry forward generated from inception, which expire in varying amounts between 2028 and 2036.

The carry-forwards may be further subject to the application of Section 382 of the Internal Revenue Code of 1986. The Company’s past sales and issuances of common and preferred stock have likely resulted in ownership changes as defined by Section 382 of the Code. The Company has not conducted a Section 382 study to date. It is possible that a future analysis may result in the conclusion that a substantial portion, or perhaps substantially all, of the NOLs and credits will expire due to the limitations of Sections 382 and 383 of the Code. As a result, the utilization of the NOLs and tax credits may be limited and a portion of the carry-forwards may expire unused. The Company has provided a valuation allowance to offset the deferred tax assets due to the uncertainty of realizing the benefits of the net deferred tax asset.

As of December 31, 2016, there was approximately $795,500 in deferred tax assets, which were off-set by an equal valuation allowance.

The Company has not taken positions contrary to the Internal Revenue Code, however, the tax years of 2012 through 2016 remain subject to audit by the Internal Revenue Service.

The tax effects of temporary differences that give rise to the Company’s net deferred tax asset as of December 31, 2016 and 2015 are as follows:

	December 31,	December 31,
	2016	2015
Current tax benefit	$(545,000)	$(121,700)
Valuation allowance	545,000	121,700
Total tax expense	$-	$-

	December 31,	December 31,
	2016	2015
Balance forward	$250,500	$128,800
Change in deferred tax asset	545,000	121,700
Total deferred tax asset	795,500	250,500
Valuation allowance	(795,500)	(250,500)
Total tax expense	$-	$-

The Company has net operating loss carryforwards of approximately $2,339,898 included in the deferred tax asset table above for 2016 and 2015, respectively. However, due to limitations of carryover attributes, it is unlikely the company will benefit from these NOL's and thus Management has determined a 100% valuation reserve is required.

NOTE 8. EQUITY TRANSACTIONS

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

Preferred Stock

The Company’s authorized preferred stock consists of 50,000,000 shares with a par value of $0.0001.  On February 17, 2016, the Board of Directors voted to designate a class of preferred stock entitled Series A Preferred Stock, consisting of up to five million (5,000,000) shares, par value $0.0001.  The shares of Series A Preferred Stock were automatically converted to 4,508,042 shares of common stock on March 30, 2016, thirty (30) days after the closing of the Share Exchange and offering of Series B-2 Preferred Stock.  As a result, there are 4,558,042 Series A preferred stock issued and zero outstanding as of December 31, 2016.

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

On October 27, 2016, the Company closed a private offering of Series B-2 Preferred Stock.  The Company sold a total of 6,000,000 shares of Series B-2 Preferred Stock to accredited investors at an offering price of $0.25 per share, for an aggregate subscription price of $1,500,000.  No underwriting discounts or commissions have been or will be paid in connection with the sale of the Series B-2 Preferred Stock. As of December 31, 2016, 8,584,000 shares of Series B-2 Preferred Stock are issued and outstanding.

On February 29, 2016, the Company’s Board of Directors voted to designate a class of preferred stock entitled Series B-1 Convertible Preferred Stock (“Series B-1 Preferred Stock”), consisting of up to thirty-two million (32,000,000) shares, par value $0.0001.  With respect to rights on liquidation, winding up and dissolution, the Series B-1 Preferred Stock ranks pari passu to the class of common stock. Shares of Series B-1 Preferred Stock have no dividend rights except as may be declared by the Board in its sole and absolute discretion, out of funds legally available for that purpose. Shares of Series B-1 Preferred Stock are convertible, at the option of the holder, into shares of common stock on a one (1) for one (1) basis. Holders of Series B-1 Preferred Stock have the right to vote as-if-converted to common stock on all matters submitted to a vote of holders of the Company’s common stock. On February 29, 2016, the Company issued 30,000,000 shares of Series B-1 Preferred Stock, of which 2,800,000 remain outstanding as of December 31, 2016.

On June 30, 2016, pursuant to the MSA summarized in Note 4, the Company’s Board of Directors approved a Certificate of Designation authorizing 1,733,334 shares of new Series C Preferred Stock, par value $0.0001.  The Series C Preferred Stock ranks equally with our common stock with respect to liquidation rights and is convertible to common stock on a 1 for 1 basis.  The conversion rights of holders of the Series C Preferred Stock are limited such that no holder may convert any shares of preferred stock to the extent that such holder, immediately following the conversion, would own in excess of 4.99% of our issued and outstanding shares of common stock.  This limitation may be increased to 9.99% upon 61 days written notice by a holder of the Series C Preferred Stock to the Company.  On June 30, 2016, the Company issued 1,733,334 shares of Series C Preferred Stock to PoC Capital valued at $511,334. As of December 31, 2016, 1,733,334 shares of Series C Preferred Stock are issued and outstanding

As of December 31, 2015, no shares of Preferred Stock were issued or outstanding.

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

 Pursuant to a services agreement with IRTH Communications, LLC (“IRTH”) in which IRTH agreed to perform certain investor relations, financial communications, and strategic consulting services, the Company issued $100,000 of our common stock, or 141,844 shares, to IRTH on November 18, 2016 in partial consideration for those services. On December 13, 2016, the Company issued an additional 500,000 shares of common stock to IRTH pursuant to an addendum to the services agreement and in consideration of certain additional services, including telemarketing and investor outreach services, to be provided by IRTH.  On February 22, 2017, the Company and IRTH agreed that IRTH would not provide the additional services pursuant to an addendum to a services agreement and the 500,0000 shares of common stock issued on December 13, 2016 were returned to the Company and retired.

There were 34,071,862 and 515,290 common shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively.

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

There were 1,666,667 and 0 warrants outstanding at December 31, 2016 and December 31, 2015, respectively.

NOTE 9. COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of December 31, 2016, and 2015.

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

For the year ended December 31, 2016, $251,096 was recognized in Research and Development expenses for consulting provided by a director and shareholder. As of December 31, 2016, $101,095 is shown as accrual under accounts payable. In addition, $71,659 was paid and $171,033 was accrued for a director and shareholder during the year ended December 31, 2016 for the Licensing Agreement disclosed in Note 4.

In December 2015, we issued 100,000 shares of common stock to Elliot Maza, our Chief Executive and Chief Financial Officer, for services valued at $5,000.

During the year ended December 31, 2015, we received $497,156 from Fuse Science, Inc. (“Fuse”) and paid $358,808 of expenses on behalf of Fuse, which as of June 30, 2015, owned 7,723,892 (51%) of Spiral shares. Fuse then sold 6,600,000 of their Spiral shares in private transactions, which reduced their ownership to 7.4%.  Of these shares, 6,200,000 were sold for the benefit of Spiral and recorded as a contribution to capital of $25,595.

NOTE 11. SUBSEQUENT EVENTS

In accordance with authoritative guidance, we have evaluated any events or transactions occurring after December 31, 2016, the balance sheet date, through the date of filing of this report and note that there have been no such events or transactions that would require recognition or disclosure in the consolidated financial statements as of and for the year ended December 31, 2016, except as disclosed below.

On January 6, 2017, Exactus, Inc. (the “Company”) entered into an agreement with BioCapital Partners, LLC (“BioCapital”) pursuant to which BioCapital will provide general financial advisory and consulting services through December 31, 2017. In consideration for those services, the Company agreed to issue to BioCapital, on or about April 6, 2017, a warrant to purchase the Company’s common stock equal to four percent of the Company’s issued and outstanding capital stock on a fully-diluted basis (the “Warrant”). The Warrant will have an initial exercise price equal to the par value of the Company’s common stock, or $0.0001 per share, subject to certain customary anti-dilution reset adjustments. The Warrant may be exercised by the holder at any time, in whole or in part, until the fourth anniversary of the issuance date.

On January 20, 2017, Robert F. Parker (the “petitioner”) filed a petition in the Supreme Court of the State of New York, County of New York, naming, among others, the Company and Ezra Green, a former shareholder, director and officer of the Company, as respondents. The petition was received by the Company on February 7, 2017. The petitioner previously had a judgment entered in his favor and against Clear Skies Solar, Inc. and its wholly owned subsidiary Clear Skies Group, Inc. (together, “Clear Skies”), in the amount of $331,132.45, with interest accruing at a rate of 9% per year from November 21, 2014 (the “Judgment”). The Judgment remains outstanding. The petition alleges, among other things, that through a series of allegedly fraudulent conveyances occurring before the Judgment was entered against Clear Skies, the major assets of Clear Skies, which were comprised of various patents, were transferred from Clear Skies to Carbon 612 Corporation (“Carbon”), and from Clear Skies and Carbon to the Company. The petition further alleges, among other things, that the transfers were without fair consideration and rendered Clear Skies, the judgment-debtor, insolvent. The petitioner seeks the entry of a judgment against the Company and the other respondents in the amount of the outstanding Judgment, with all accrued interest, reasonable attorneys’ fees and costs and disbursements. We believe the claims against the Company are without merit, and we intend to contest petitioner’s claims and defend the matter vigorously. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this action.

On January 26, 2017, the Company closed a private offering of Series B-2 Preferred Stock.  The Company sold a total of 100,000 shares of Series B-2 Preferred Stock to accredited investors at an offering price of $0.25 per share, for an aggregate subscription price of $25,000.  No underwriting discounts or commissions have been or will be paid in connection with the sale of the Series B-2 Preferred Stock.

On February 22, 2017, the Company and IRTH agreed that IRTH would not provide the additional services pursuant to an addendum to a services agreement (Note 8) and the 500,0000 shares of common stock issued on December 13, 2016 were returned to the Company and retired.

 Item 9.                   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                 Controls and Procedures.

(a) Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report. We have concluded that, based on such evaluation, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as of December 31, 2016, as further described below.

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

Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. As a result of the material weaknesses described below, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2016.

Management’s Assessment

Management has determined that, as of the December 31, 2016 measurement date, there were material weaknesses in both the design and effectiveness of our internal control over financial reporting. Management has assessed these deficiencies and has determined that there were four general categories of material weaknesses in internal control over financial reporting. As a result of our assessment that material weaknesses in our internal control over financial reporting existed as of December 31, 2016, management has concluded that our internal control over financial reporting was not effective as of December 31, 2016. A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified at least two material weaknesses in our internal control over financial reporting.  Specifically, (1) we lack a sufficient number of employees to properly segregate duties and provide adequate review of the preparation of the financial statements and (2) we lack sufficient independent directors on our Board of Directors to maintain Audit and other committees consistent with proper corporate governance standards. We have limited financial resources and only three employees. The lack of personnel is a weakness because it could lead to improper classification of items and other failures to make the entries and adjustments necessary to comply with U.S. GAAP. Accordingly, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of December 31, 2016.

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

Item 9B.                 Other Information.

None.

PART III

Item 10.                  Directors, Executive Officers and Corporate Governance.

Director Information

    The Board of Directors of the Company is currently comprised of three members. The following biographical information discloses each director’s age, business experience and other directorships held during the past five years. It also includes the experiences, qualifications, attributes and skills that led to the conclusion that the individual should serve as a director for the Company.

Philip J. Young, age 59, was appointed as our President, Chief Executive Officer, and Chairman of the Board in March 2016. He was previously appointed as a member of the Board of Directors on February 29, 2016. Mr. Young was a Founder of Exactus BioSolutions and served as its Chairman, President and Chief Executive Officer. He has served as a Director and Executive Officer for public and private companies for the past 20 years where he has created significant shareholder value, built integrated commercial operations and directed successful M&A transactions. From October 2011 through December 2014, he served as President, Chief Executive Officer and Director for AmpliPhi Biosciences, a global biopharmaceutical company, where he completed a transformational restructuring, collaborations and financings. He was the President, Chief Executive Officer and Director of Osteologix, Inc. from April 2007 – March 2011, where he established corporate offices in Ireland after successfully completing a global divestiture of its lead program. Prior to joining Osteologix, Mr. Young served as an Executive Vice President and Chief Business Officer for Insmed Inc., a publicly traded biotechnology company where he directed all financing, commercial and corporate communications activities. Prior to Insmed Inc., Mr. Young held executive positions at Élan, Neurex, and Pharmacia Corporations. Mr. Young started his management career in the biopharmaceutical industry at Genentech Inc. where he was responsible for their cardiovascular and endocrine product launches sales and marketing.

Timothy Ryan, age 56, was appointed as our Executive Vice President in March 2016. He was appointed as a member of our Board of Directors on February 29, 2016. Mr. Ryan was a Founder and Executive Vice President of Exactus BioSolutions. He was the Founder, and for the past seven years, Managing Director, of The Shoreham Group, a Life Sciences Advisory and Investor Relations firm. In 2012, Mr. Ryan led the successful leveraged buy-out of Merrill Industries, a manufacturer and distributor of packaging products. He currently serves on its board of directors. For the five years preceding Shoreham’s formation in 2008, he was a Senior Vice President of the Trout Group, a Life Sciences Advisory and Investor Relations firm. Prior to that, he was the Chairman of the Board of Stracq, Inc., an acquisition vehicle where he led the successful buyout of a healthcare ingredient company, Stryka Botanics, from Chapter 11 bankruptcy. On Wall Street, he has been an Investment Banker and Head of Capital Markets where he managed both public offerings and private placements. He also ran a syndicate department and managed Institutional and Retail sales teams. Mr. Ryan was a Senior Vice President of Lehman Brothers and a Principal of the Hambrecht & Quist Group. He is a graduate of Boston College.

Krassen Dimitrov, age 48, was appointed to serve as a member of our Board of Directors in March 2016. Dr. Dimitrov is the Founder and Managing Director of Digital Diagnostics, Pty. Ltd – a spinout startup company from the Australian Institute for Bioengineering and Nanotechnology (AIBN) where Dr. Dimitrov was a Group Leader from 2006 until 2012. Prior to AIBN, he was the Founder and CTO of NanoString Technologies (NASDAQ: NSTG) in Seattle (2003-2006), a company he founded to commercialize his invention of fluorescent nanobarcodes for single molecules. Prior to NanoString, Dr. Dimitrov was the Director of the DNA Microarray Laboratory at the Institute for Systems Biology in Seattle (2000-2003), and played a significant role in the formation and early growth of the Institute. During his research career Dr. Dimitrov has made many significant research discoveries. Most importantly he invented and pioneered the barcodes for single-molecule detection, which are currently marketed by NanoString Technologies. More recently Dr. Dimitrov invented and developed products for rapid and sensitive detection of proteolytic activities with handheld electronic devices. These products are currently in the process of clinical testing and commercialization by Exactus, Inc. (OTC: EXDI) and will find applications in detection of fibrinolysis and metastatic degradation of extracellular matrices. Dr. Dimitrov holds a Ph.D. in Biochemistry from Baylor College of Medicine, and M.Sc. in Biotechnology from Sofia University. Dr. Dimitrov is invaluable to our Board of Directors as a recognized leader in the field of diagnostics and nanotechnology and as the primary developer of the technology upon which our products are dependent.

Executive Officers Who Are Not Directors

The following provides certain biographical information with respect to each executive officer of the Company who is not a director.

James R. Erickson, Ph.D., age 54, was appointed as our Chief Business Officer on December 1, 2016, effective December 5, 2016. Prior to joining Exactus, Dr. Erickson served as a Senior Transaction Advisor at Ferghana Partners, a healthcare investment bank focusing on financings, M&A and corporate partnering in the diagnostic and therapeutic sectors, a position he held since October 2013. Previously, Dr. Erickson served as Chief Executive Officer of BayPoint Biosystems, Inc., a proteomic company focused on commercializing diagnostics/research tools-oriented technology from the M.D. Anderson Cancer Center, from December 2005 to August 2013.

Kelley A. Wendt, age 43, was appointed as our Chief Financial Officer and Treasurer in January 2016. From December 2011 through September 2014, Ms. Wendt served as the Chief Financial Officer and consultant for Ampliphi BioSciences Corporation, a global biopharmaceutical company. Prior to joining AmpliPhi, she served as the Chief Financial Officer for Osteologix, Inc. Prior to joining Osteologix, Ms. Wendt served as the Chief Financial Officer for Crop Life America, a global chemical industry trade organization, from 2006 to 2008. She is the former Controller for Sheltering Arms Hospitals, a rehabilitation hospital company with nine facilities across the Richmond, Virginia region. Her pre-executive experience consists of several regional and national public accounting firms, primarily in audit and consulting roles. Ms. Wendt received a B.S. in business and accounting from Wright State University.

No Family Relationships

There are no family relationships between any directors and executive officers.

Code of Ethics

Due to change of control and business focus, we currently do not have a Code of Ethics. Our Board is reviewing a Code of Ethics that applies to our Chief Executive Officer and our Chief Financial Officer as well as to our other senior management. This Code of Ethics will comply with the requirements imposed by the Sarbanes-Oxley Act of 2002, as amended, and the rules and regulations issued thereunder for codes of ethics applicable to such officers. When the Code of Ethics is final, it will be available on our website, located at http://www.exactusinc.com

Audit Committee

Due to the limited size of our Board of Directors, the entire Board acts as the audit committee.

Audit Committee Financial Expert

Due to the limited size of our Board of Directors, we do not have a financial expert on the audit committee. We will be expanding our Board in the near future to include a financial expert.

Item 11.                  Executive Compensation.

The following table sets forth certain information about the compensation paid or accrued to the persons who served as our Chief Executive Officer and our two highest-paid executive officers during the last two completed fiscal years whose total compensation exceeded $100,000 for that year (the “named executive officers”).

Summary Compensation Table

	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation(1)	All Other Compensation	Total

Philip J. Young	2016	$297,917	$--	$--	$--	$297,917
President and Chief Executive Officer

Timothy Ryan	2016	$110,000	$--	$--	$--	$110,000
Executive Vice President
______________
(1) Pursuant to our employment agreements with Mr. Young and Mr. Ryan, we have agreed to grant stock options to these officers as described under “—Employment Agreements” below. We anticipate that our Board of Directors will determine the amount of these awards and grant these stock options following adoption of our Stock Option Plan in the first quarter of 2017.

Employment Agreements and Change in Control Arrangements

Employment Agreement with Philip J. Young. Effective December 15, 2015, we entered into an employment agreement with Mr. Young pursuant to which he will serve as our President and Chief Executive Officer. Under the terms of the employment agreement, Mr. Young will receive a base salary at an initial rate of $390,000 per year. For a limited period until we have raised at least $5 million of capital, he will receive a reduced salary of $325,000 per year. Within 30 days after we raise at least $5 million of capital, Mr. Young will receive, as a lump sum bonus payable in cash or stock at our discretion, the amount equal to the difference between the amount he would have been paid at his initial rate of $390,000 and the amount he was paid at the reduced salary level. In addition, Mr. Young will have the opportunity to earn an annual performance bonus of up to 75% of his base salary based on performance criteria set by our Board of Directors. Also, pursuant to the employment agreement, we agreed to grant stock options to Mr. Young to purchase shares of our common stock at an exercise price equal to the fair market value of our common stock on the date of grant as reasonably determined by our Board of Directors in good faith. Pursuant to the agreement, 50% of the options were to vest on December 31, 2016 and the other 50% will vest ratably over a thirty-six month period beginning in January 2017. Mr. Young also is entitled to an automobile allowance of $1,500 per month, disability insurance coverage equal to his base salary, life insurance with a $2 million death benefit, reimbursement of certain expenses, health, dental and vision coverage in accordance with our usual practices and participation in all other benefit plans maintained by the Company.

Mr. Young’s employment agreement may be terminated by us at any time for “Cause” (as defined in his employment agreement) and by Mr. Young upon 14 days’ prior written notice, or upon Mr. Young’s death or disability. The employment agreement also provides for termination of Mr. Young’s employment by us without Cause or by Mr. Young for “Changed Circumstances” (as defined in his employment agreement).

If Mr. Young’s employment is terminated by us without Cause or by him for Changed Circumstances, and provided that Mr. Young releases and waives his claims against the Company as provided in the employment agreement, he is entitled to receive (i) monthly severance payments and continuation of benefits for a period equal to the greater of (A) 6 months or (B) the number of months between December 15, 2015 and his termination, up to a maximum of twelve months, (ii) accelerated vesting of equity awards as if his employment had continued during such period and (iii) a pro rata portion of any eligible bonus compensation. If Mr. Young’s employment is terminated by us (with or without Cause) or by him for Changed Circumstances in connection with or following a “Change in Control” (as defined in his employment agreement), he will be entitled to receive the benefits in the preceding sentence as if his employment were terminated more than twelve months after December 15, 2015, plus the pro rata portion of any eligible bonus compensation.

Mr. Young’s employment agreement also contains restrictive covenants relating to the protection of confidential information, non-competition and non-solicitation. The non-solicitation and non-competition covenants apply during the term of his employment and continue generally for a period of 12 months following the termination of his employment. Mr. Young will not be entitled to any severance or change in control benefits under his employment agreement if he breaches any of these covenants.

Employment Agreement with Timothy Ryan. Effective December 15, 2015, we entered into an employment agreement with Mr. Ryan pursuant to which he will serve as our Executive Vice President. Under the terms of the employment agreement, Mr. Ryan will receive a base salary at an initial rate of $240,000 per year. For a limited period until we have raised at least $5 million of capital, he will receive a reduced salary of $120,000 per year. Within 30 days after we raise at least $5 million of capital, Mr. Ryan will receive, as a lump sum bonus payable in cash or stock at our discretion, the amount equal to the difference between the amount he would have been paid at his initial rate of $240,000 and the amount he was paid at the reduced salary level. In addition, Mr. Ryan will have the opportunity to earn an annual performance bonus of up to 50% of his base salary based on performance criteria set by our President and Chief Executive Officer. Also pursuant to the employment agreement, we agreed to grant stock options to Mr. Ryan to purchase shares of our common stock at an exercise price equal to the fair market value of our common stock on the date of grant as reasonably determined by our Board of Directors in good faith. Pursuant to the agreement, 50% of the options were to vest on December 31, 2016 and the other 50% will vest ratably over a thirty-six month period beginning in January 2017. Mr. Ryan also is entitled to an automobile allowance of $1,250 per month, disability insurance coverage equal to his base salary, life insurance with a $1 million death benefit, reimbursement of certain expenses, health, dental and vision coverage in accordance with our usual practices and participation in all other benefit plans maintained by the Company.

Mr. Ryan’s employment agreement may be terminated by us at any time for “Cause” (as defined in his employment agreement) and by Mr. Ryan upon 14 days’ prior written notice, or upon Mr. Ryan’s death or disability. The employment agreement also provides for termination of Mr. Ryan’s employment by us without Cause or by Mr. Ryan for “Changed Circumstances” (as defined in his employment agreement).

If Mr. Ryan’s employment is terminated by us without Cause or by him for Changed Circumstances, and provided that Mr. Ryan releases and waives his claims against the Company as provided in the employment agreement, he is entitled to receive (i) monthly severance payments and continuation of benefits for a period equal to the greater of (A) 6 months or (B) the number of months between December 15, 2015 and his termination, up to a maximum of twelve months, (ii) accelerated vesting of equity awards as if his employment had continued during such period and (iii) a pro rata portion of any eligible bonus compensation. If Mr. Ryan’s employment is terminated by us (with or without Cause) or by him for Changed Circumstances in connection with or following a “Change in Control” (as defined in his employment agreement), he will be entitled to receive the benefits in the preceding sentence as if his employment were terminated more than twelve months after December 15, 2015, plus the pro rata portion of any eligible bonus compensation.

Mr. Ryan’s employment agreement also contains restrictive covenants relating to the protection of confidential information, non-competition and non-solicitation. The non-solicitation and non-competition covenants apply during the term of his employment and continue generally for a period of 12 months following the termination of his employment. Mr. Ryan will not be entitled to any severance or change in control benefits under his employment agreement if he breaches any of these covenants.

Employment Agreement with James R. Erickson, Ph.D. On December 1, 2016, we entered into an employment agreement with Dr. Erickson, dated December 1, 2016 (the “Employment Agreement”), which provides for his service as Chief Business Officer of the Company. Dr. Erickson’s employment will continue until it is otherwise terminated by either party pursuant to the terms of the Employment Agreement. The Employment Agreement may be terminated by us without “Cause” upon three months’ advance written notice, or for “Cause”, and by Dr. Erickson without “Good Reason” or for “Good Reason” (as those terms are defined in the Employment Agreement).

Dr. Erickson will receive an initial limited annual base salary of $125,000 (the “Limited Salary”) from December 5, 2016 until we have brought in an aggregate of $5 million in financing, whether through the sale of securities or otherwise (the “Limited Salary Period”). At the conclusion of the Limited Salary Period, Dr. Erickson will receive an annual base salary of $250,000 (the “Base Salary”). Dr. Erickson is eligible to earn an annual performance bonus equal to up to 55% of his Limited Salary or Base Salary, based upon performance criteria set by the Board of Directors in its sole discretion on an annual basis. The agreement provides for the grant of stock options for 1,000,000 shares of our common stock, half of which will vest on December 31, 2017, or immediately upon the establishment of a stock option plan in 2017. The other half will vest monthly on the first day of each subsequent month, commencing January 1, 2018, at a rate of 1/36 of the total number of remaining shares per month. Pursuant to the terms of the Employment Agreement, vesting will be accelerated following a termination or Change in Control (as defined in the Employment Agreement). Dr. Erickson will be entitled to participate in all employee benefit plans for which he is eligible, including health and dental insurance, life and disability insurance, and all other employee benefit plans effected for our employees generally pursuant to the Employment Agreement.

If we terminate Dr. Erickson’s employment for Cause, as provided by the Employment Agreement, he will be entitled to receive the Initial Salary or Base Salary or bonus earned and unpaid through the date of termination. In the event we terminate Dr. Erickson’s employment without Cause or Dr. Erickson terminates his employment for Good Reason, as provided in the Employment Agreement, Dr. Erickson will be entitled to receive (i) a payment in the amount of his Base Salary or Limited Salary (whichever is applicable) for the greater of six months or the number of full months between December 5, 2016 and date of termination up to a maximum of twelve months (the “Severance Period”), (ii) continuation of his benefits (to the extent authorized by COBRA) on a monthly basis for the Severance Period; and (iii) accelerated vesting of any stock options subject to vesting with respect to the number of shares that would have vested during the Severance Period if Dr. Erickson had remained employed by us during such time. In the event that we terminate Dr. Erickson’s employment without Cause, or by the Executive for Good Reason, within six months following a Change in Control of the Company, pursuant to the terms of the Employment Agreement, Dr. Erickson will be entitled to receive (i) payment in the amount of his Base Salary or Limited Salary (whichever is applicable) for twelve months, (ii) continuation of his benefits for twelve months (to the extent authorized by and consistent with COBRA), (iii) accelerated vesting of any stock options subject to vesting with respect to the number of shares that would have vested during the Severance Period if Dr. Erickson had remained employed by us during such time, and (iv) any pro-rated bonus portions which the Board of Directors, at its sole discretion, determines had been earned by Dr. Erickson, which will be in lieu of any benefits to which Dr. Erickson is otherwise entitled.

Dr. Erickson’s agreement also includes covenants relating to non-disclosure of confidential information and non-competition, non-solicitation, non-interference with customers, and non-hiring of employees for a period of one year following termination of employment.

Employment Agreement with Kelley Wendt. Effective March 16, 2017, we entered into an employment agreement with Kelley Wendt which provides for her continued services as the Chief Financial Officer of the Company. The initial term of the employment agreement will end on February 1, 2019 and will automatically renew for successive one (1) year terms, unless either we provide to Ms. Wendt, or Ms. Wendt provides to us, written notice of nonrenewal at least thirty (30) days prior to the expiration of the then current term. The employment agreement may be immediately terminated by us for “Cause” (as defined in her employment agreement) or by us or Ms. Wendt upon two (2) months’ advance written notice.

Ms. Wendt will receive an initial annual gross base salary of $90,000 (the “Annual Base Salary”) and is eligible to earn an annual performance bonus equal to up to 60% of her Annual Base Salary (the “Performance Bonus”) based upon performance criteria established by the Company from time to time. She also is eligible to participate in the Company’s stock incentive plan. Ms. Wendt will be entitled to receive up to twenty-five (25) days paid vacation each year and to participate in all employee health and welfare benefits plans for which she is eligible.

The employment agreement also includes covenants relating to non-disclosure of confidential information and non-competition, non-solicitation of customers, and non-solicitation and non-hiring of employees for a period of one year following termination of employment.

Stock Option Plan

We anticipate adopting a Stock Option Plan in the first quarter of 2017, pursuant to which our Board of Directors may grant stock options to employees, directors and consultants from time to time. Pursuant to our employment agreements with Mr. Young and Mr. Ryan, we have agreed to grant stock options to these officers as described under “—Employment Agreements” above. We anticipate that our Board of Directors will determine the amount of these awards and grant these stock options following adoption of our Stock Option Plan.

As of December 31, 2016, we did not have any compensation plans under which shares of our common stock were authorized for issuance, nor did we have any stock options outstanding.

Director Compensation

Our directors currently do not receive any compensation for their service as members of our Board of Directors.

Item 12.                   Security Ownership of Certain Beneficial Owners and Management and Related StockholderMatters.

The following table sets forth information as of December 31, 2016, regarding the number of shares of our common stock beneficially owned by each director, each executive officer and by all directors and executive officers as a group. Beneficial ownership includes shares, if any, held in the name of the spouse, minor children or other relatives of the director or executive officer living in such person’s home, as well as shares, if any, held in the name of another person under an arrangement whereby the director or executive officer can vest title in himself at once or at some future time. Unless otherwise noted, each shareholder’s address is 4870 Sadler Road, Suite 300, Glen Allen, VA 23060, and each shareholder has sole voting power and investment power with respect to securities shown in the table below.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent ofClass (1)

Common Stock	Philip J. Young	8,668,000(2)	25.3%
Common Stock	Kelley A. Wendt	600,000(3)	1.7%
Common Stock	Timothy Ryan	8,618,000(4)	25.2%
Common Stock	James R. Erickson	1,600,000	4.7%
Common Stock	Krassen Dimitrov	3,600,000(5)	10.6%
Directors and executive officers as a group (5 individuals)		23,086,000	65.9%
_________________

(1)
Based on 34,071,862 shares of our common stock outstanding as of December 31, 2016.
(2)
Includes 168,000 shares of common stock issuable upon the conversion of shares of Series B-2 Preferred Stock at a rate of one share of common stock for each share of Series B-2 Preferred Stock.
(3)
Includes 600,000 shares of common stock issuable upon the conversion of shares of Series B-1 Preferred Stock at a rate of one share of common stock for each share of Series B-1 Preferred Stock.
(4)
Includes (i) 2,950,000 shares of common stock held by Willets Capital over which Mr. Ryan has sole voting power and investment power, (ii) 2,850,000 shares of common stock held by Tonset Capital, over which Mr. Ryan has sole voting power and investment power, (iii) 400,000 shares of common stock held by NYTX LLC, over which Mr. Ryan has sole voting power and investment power, (iv) 300,000 shares of common stock held by Brosis LLC, over which Mr. Ryan has sole voting power and investment power and (v) 168,000 shares of common stock issuable upon the conversion of shares of Series B-2 Preferred Stock at a rate of one share of common stock for each share of Series B-2 Preferred Stock held directly by Mr. Ryan.
(5)
Includes 3,600,000 shares of common stock held by Digital Diagnostics, Inc., of which Dr. Dimitrov is President and 78% owner.

The following table sets forth information, as of December 31, 2016, regarding the number of shares of our common stock beneficially owned by all persons known by us, other than those set forth in the table above, who own five percent or more of our outstanding shares of common stock.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent ofClass (1)

Common Stock	MagniSciFund, LP 123 N Post Oak Lane, Suite 400 Houston, TX 77024	6,000,000 (2)	15.0%
Common Stock	PoC Capital LLC 2995 Woodside Avenue, Suite 400-121 Woodside, CA 94062	3,400,001 (3)	9.1%
Common Stock	Sandor Capital Master Fund 2828 Routh Street, Suite 500 Dallas, TX 75201-1438	2,300,000 (4)	6.5%
Common Stock	Velocity Health Capital 95 White Bridge Road, Suite 509 Nashville, TN 37205	2,068,000 (5)	6.0%
_________________
(1)
Based on 34,071,862 shares of our common stock outstanding as of December 31, 2016.
(2)
Includes 6,000,000 shares of common stock issuable upon the conversion of shares of Series B-2 Preferred Stock at a rate of one share of common stock for each share of Series B-2 Preferred Stock.
(3)
Includes 1,733,334 shares of common stock issuable upon the conversion of shares of Series C Preferred Stock at a rate of one share of common stock for each share of Series C Preferred Stock and 1,666,667 shares of common stock issuable upon exercise of outstanding warrants.
(4)
Includes 300,000 shares of common stock issuable upon the conversion of shares of Series B-1 Preferred Stock at a rate of one share of common stock for each share of Series B-1 Preferred Stock and 900,000 shares of common stock issuable upon the conversion of shares of Series B-2 Preferred Stock at a rate of one share of common stock for each share of Series B-2 Preferred Stock.
(5)
Includes 168,000 shares of common stock issuable upon the conversion of shares of Series B-2 Preferred Stock at a rate of one share of common stock for each share of Series B-2 Preferred Stock.

Item 13.                  Certain Relationships and Related Transactions, and Director Independence.

We currently have a consulting arrangement with Dr. Krassen Dimitrov, a director and shareholder of the Company. In February 2016, we entered into a consulting agreement with Dr. Dimitrov pursuant to which we retained KD Innovations Ltd., a company fully owned by him (“KD Innovations”), for a fee of $25,000 per month during the term of the arrangement, to manage the design and production of our lead device, FibriLyzer, and provide scientific expertise. For the year 2016, we recognized $250,000 in research and development expenses in connection with these consulting services. The consulting agreement does not have a fixed term; however, it may be terminated with immediate effect at any time upon mutual agreement between us and KD Innovations, or by either party with 90-days written notice to the other party.

In addition, Dr. Dimitrov is President and a 78% owner of Digital Diagnostics, Inc., with whom we have entered into the Licensing Agreement. The Licensing Agreement provides for Exactus BioSolutions and Digital Diagnostics to collaborate through the various steps of the product and device development process, including the development, regulatory approval and commercialization stages. Exactus BioSolutions is required to pay Digital Diagnostics, in cash and/or stock, an initial signing payment, milestone fees triggered by the first regulatory clearance or approval of each of FibriLyzer and MatriLyzer, and various sales thresholds, and royalty payments based on the net sales of the products, calculated on a product-by-product basis. The initial signing payment is due within seven days of the effective date of the agreement, with the remaining amount due upon closing of certain of our financing transactions. In 2016, we paid $50,000 to Digital Diagnostics as part of the initial signing payment under the Licensing Agreement and $21,659 in legal expenses. As of December 31, 2016, we accrued an additional $171,033 in licensing fees due to closing a financing transaction in the fourth quarter of 2016. No milestones have been met and no milestone fees have been paid or accrued for through December 31, 2016.

Director Independence

Our Board of Directors currently consists of three directors: Philip J. Young, Timothy Ryan and Krassen Dimitrov, none of whom would be considered “independent” within the meaning of NASDAQ listing standards.

Item 14.                    Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended December 31, 2016 and 2015 was $58,000 and $42,000, respectively.

Audit-Related Fees

The aggregate fees billed by our principal accountant for assurance and advisory services that were related to the performance of the audit or review of our financial statements for the year ended December 31, 2016 and 2015 was $0.00 each year.

Tax Fees

            The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the years ended December 31, 2016 and 2015 was $0 each year. These fees related to the preparation of federal income and state franchise tax returns.

All Other Fees

The aggregate fees billed for products and services provided by someone other than our principal accountant for the fiscal year ended December 31, 2016 and 2015 was $0 each year.

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

PART IV

Item 15.                     Exhibits, Financial Statement Schedules.

1.	Documents filed as part of this report:

1.	Financial Statements. Reference is made to the Index to the Consolidated Financial Statements set forth under Part II, Item 8, on page 22 of this Form 10-K.

2.
Financial Statement Schedules.  All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are not applicable, or the information is included in the Consolidated Financial Statements, and therefore have been omitted.

3.	Exhibits. The following exhibits, are filed as part of, or incorporated by reference into, this report

2.1
Share Exchange Agreement, dated February 29, 2016, by and among Spiral Energy Tech, Inc., Exactus BioSolutions, Inc. and the stockholders of Exactus BioSolutions, Inc. signatories thereto (attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 4, 2016 and incorporated herein by reference)

3.1
 Amended and Restated Articles of Incorporation (attached as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-183360), filed August 16, 2012 and incorporated herein by reference)

3.2
 Certificate of Amendment to Amended and Restated Articles of Incorporation (attached as Exhibit 3.1 to Amendment No. 2 to the Registration Statement on Form S-1 (Registration No. 333-183360, filed December 19, 2013 and incorporated herein by reference)

3.3
 Articles of Merger, dated March 10, 2016, between Exactus Acquisition Corp. and Spiral Energy Tech, Inc. (attached as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 28, 2016 and incorporated herein by reference)

3.4
 Certificate of Designation for Series A Preferred Stock (attached as Exhibit 3.1 to the Company’s Amendment to the Current Report on Form 8-K/A filed February 17, 2016 and incorporated herein by reference)

3.5	Certificate of Designation for Series B-1 Preferred Stock (attached as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 4, 2016 and incorporated herein by reference)
3.6
 Certificate of Designation for Series B-2 Preferred Stock (attached as Exhibit 3.2 to the Company’s Amendment to the Current Report on Form 8-K/A filed February 17, 2016 and incorporated herein by reference)

3.7
Amendment to Certificate of Designation After Issuance of Class or Series (attached as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 1, 2016 and incorporated herein by reference).

3.8	Certificate of Designation for Series C Preferred Stock (attached as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 7, 2016 and incorporated herein by reference)
3.8	Bylaws (attached as Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-183360), filed August 16, 2012 and incorporated herein by reference)
4.1
 Form of Leak Out Agreement by and between Spiral Energy Tech, Inc. and the holders signatory thereto (attached as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2016 and incorporated herein by reference)

4.2
 Stock and Warrant Subscription Agreement, between Exactus, Inc. and POC Capital, LLC (attached as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 7, 2016 and incorporated herein by reference)

4.3	Warrant to Purchase Common Stock of Exactus, Inc., dated June 30, 2016 (attached as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 7, 2016 and incorporated herein by reference)
4.4
Form of Exchange Agreement for Series A Preferred Stock (attached as Exhibit 10.1 to the Company’s Amendment to the Current Report on Form 8-K/A filed February 17, 2016 and incorporated herein by reference)

4.5
Form of Subscription Agreement for Series B-2 Preferred Stock (attached as Exhibit 10.2 to the Company’s Amendment to the Current Report on Form 8-K/A filed February 17, 2016 and incorporated herein by reference)

4.6
Leak-Out Agreement dated October 13, 2016 between Exactus, Inc. and MagnaSci Fund LP (attached as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 1, 2016 and incorporated herein by reference).

10.1
 Master Services Agreement, dated June 30, 2016, between Exactus, Inc. and Integrium, LLC (attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 7, 2016 and incorporated herein by reference)

10.2
 Amended and Restated Collaboration and License Agreement dated August 18, 2016 between Digital Diagnostics Inc. and Exactus BioSolutions, Inc. (attached as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2016 and incorporated herein by reference)**

10.3
 Consulting Agreement, dated January 20, 2016, between Exactus BioSolutions, Inc. and KD Innovation Ltd. (attached as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2016 and incorporated herein by reference) (+)

10.4
 Employment Agreement, dated December 15, 2015, between Exactus BioSolutions, Inc. and Philip J. Young (attached as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2016 and incorporated herein by reference) (+)

10.5
 Employment Agreement, dated December 15, 2015, between Exactus BioSolutions, Inc. and Timothy J. Ryan (attached as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2016 and incorporated herein by reference) (+)

10.6
Employment Agreement, dated March 16, 2017, between Exactus, Inc. and Kelley Wendt (attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 22, 2017 and incorporated herein by reference). (+)

10.7
Employment Agreement, dated December 1, 2016, between Exactus, Inc. and James R. Erickson (attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 8, 2016 and incorporated herein by reference) (+)

21.1	Subsidiary List (attached as Exhibit 21.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2016 and incorporated herein by reference)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to Rule 18 U.S.C Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002 (filed herewith)
32.2	Certification of Chief Financial Officer pursuant to Rule 18 U.S.C Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002 (filed herewith)
101	Interactive Data Files

+ Indicates management compensatory plan, contract or arrangement.
**Certain portions of this exhibit have been omitted pursuant to a confidential treatment request granted on September 23, 2016, pursuant to Rule 24b-2 of the Securities Exchange Act of 1934. Omitted information has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXACTUS, INC.

Date: March 31, 2017	By:	/s/ Philip J. Young
Philip J. Young President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated on March 31, 2017.

Date: March 31, 2017	By:	/s/ Philip J. Young
Philip J. Young President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: March 31, 2017	By:	/s/ Kelley A. Wendt
Kelley A. Wendt Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Date: March 31, 2017	By:	/s/ Timothy Ryan
Timothy Ryan Executive Vice President and Director

Date: March 31, 2017	By:	/s/ Krassen Dimitrov
Krassen Dimitrov Director

EXHIBIT INDEX

Exhibit No.	Description
2.1
Share Exchange Agreement, dated February 29, 2016, by and among Spiral Energy Tech, Inc., Exactus BioSolutions, Inc. and the stockholders of Exactus BioSolutions, Inc. signatories thereto (attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 4, 2016 and incorporated herein by reference)

3.1
 Amended and Restated Articles of Incorporation (attached as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-183360), filed August 16, 2012 and incorporated herein by reference)

3.2
 Certificate of Amendment to Amended and Restated Articles of Incorporation (attached as Exhibit 3.1 to Amendment No. 2 to the Registration Statement on Form S-1 (Registration No. 333-183360, filed December 19, 2013 and incorporated herein by reference)

3.3
 Articles of Merger, dated March 10, 2016, between Exactus Acquisition Corp. and Spiral Energy Tech, Inc. (attached as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 28, 2016 and incorporated herein by reference)

3.4
 Certificate of Designation for Series A Preferred Stock (attached as Exhibit 3.1 to the Company’s Amendment to the Current Report on Form 8-K/A filed February 17, 2016 and incorporated herein by reference)

3.5	Certificate of Designation for Series B-1 Preferred Stock (attached as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 4, 2016 and incorporated herein by reference)
3.6
 Certificate of Designation for Series B-2 Preferred Stock (attached as Exhibit 3.2 to the Company’s Amendment to the Current Report on Form 8-K/A filed February 17, 2016 and incorporated herein by reference)

3.7
Amendment to Certificate of Designation After Issuance of Class or Series (attached as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 1, 2016 and incorporated herein by reference).

3.8	Certificate of Designation for Series C Preferred Stock (attached as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 7, 2016 and incorporated herein by reference)
3.8	Bylaws (attached as Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-183360), filed August 16, 2012 and incorporated herein by reference)
4.1
 Form of Leak Out Agreement by and between Spiral Energy Tech, Inc. and the holders signatory thereto (attached as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2016 and incorporated herein by reference)

4.2
 Stock and Warrant Subscription Agreement, between Exactus, Inc. and POC Capital, LLC (attached as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 7, 2016 and incorporated herein by reference)

4.3	Warrant to Purchase Common Stock of Exactus, Inc., dated June 30, 2016 (attached as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 7, 2016 and incorporated herein by reference)
4.4
Form of Exchange Agreement for Series A Preferred Stock (attached as Exhibit 10.1 to the Company’s Amendment to the Current Report on Form 8-K/A filed February 17, 2016 and incorporated herein by reference)

4.5
Form of Subscription Agreement for Series B-2 Preferred Stock (attached as Exhibit 10.2 to the Company’s Amendment to the Current Report on Form 8-K/A filed February 17, 2016 and incorporated herein by reference)

4.6
Leak-Out Agreement dated October 13, 2016 between Exactus, Inc. and MagnaSci Fund LP (attached as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 1, 2016 and incorporated herein by reference).

10.1
 Master Services Agreement, dated June 30, 2016, between Exactus, Inc. and Integrium, LLC (attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 7, 2016 and incorporated herein by reference)

10.2
 Amended and Restated Collaboration and License Agreement dated August 18, 2016 between Digital Diagnostics Inc. and Exactus BioSolutions, Inc. (attached as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2016 and incorporated herein by reference)**

10.3
Consulting Agreement, dated January 20, 2016, between Exactus BioSolutions, Inc. and KD Innovation Ltd. (attached as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2016 and incorporated herein by reference) (+)

10.4
Employment Agreement, dated December 15, 2015, between Exactus BioSolutions, Inc. and Philip J. Young (attached as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2016 and incorporated herein by reference) (+)

10.5
Employment Agreement, dated December 15, 2015, between Exactus BioSolutions, Inc. and Timothy J. Ryan (attached as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2016 and incorporated herein by reference) (+)

10.6
Employment Agreement, dated March 16, 2017, between Exactus, Inc. and Kelley Wendt (attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 22, 2017 and incorporated herein by reference). (+)

10.7
Employment Agreement, dated December 1, 2016, between Exactus, Inc. and James R. Erickson (attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 8, 2016 and incorporated herein by reference) (+)

21.1	Subsidiary List (attached as Exhibit 21.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2016 and incorporated herein by reference)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to Rule 18 U.S.C Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002 (filed herewith)
32.2	Certification of Chief Financial Officer pursuant to Rule 18 U.S.C Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002 (filed herewith)
101 INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Schema Document
101 CAL	XBRL Taxonomy Calculation Linkbase Document
101 LAB	XBRL Taxonomy Labels Linkbase Document
101 PRE	XBRL Taxonomy Presentation Linkbase Document
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

+ Indicates management compensatory plan, contract or arrangement.
**Certain portions of this exhibit have been omitted pursuant to a confidential treatment request granted on September 23, 2016, pursuant to Rule 24b-2 of the Securities Exchange Act of 1934. Omitted information has been filed separately with the Securities and Exchange Commission.