Form 10-Q
period 2017-03-31
Exactus, Inc.
filed 2017-05-15
CIK 1552189

   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 333-183360

EXACTUS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	27-1085858
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

4870 Sadler Road, Suite 300
Glen Allen, VA	23060
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by checkmark whether the Registrant has submitted electronically and posted on its corporate website, if any, any Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (Section 232.405) of this chapter during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                 ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The registrant had 33,571,862 shares of Common Stock, par value $0.0001 per share, outstanding as of May 1, 2017.

-i-

Exac tus, Inc.
(formerly known as Spiral Energy Tech, Inc.)
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$296,907	$1,055,336
Prepaid expenses	1,024,080	1,019,721
Total current assets	1,320,987	2,075,057

Intangible asset- license agreement	50,000	50,000

TOTAL ASSETS	$1,370,987	$2,125,057

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	391,608	566,495
Accrued expenses	55,358	58,479
Total Current Liabilities	446,966	624,974

TOTAL LIABILITIES	446,966	624,974

Commitments and contingencies (see note 6)

Stockholders' Equity
Preferred stock: 50,000,000 authorized; $0.0001 par value 0 shares issued and outstanding	-	-
Preferred stock Series A: 5,000,000 authorized; $0.0001 par value 4,558,042 shares issued and 0 shares outstanding	-	-
Preferred stock Series B-1: 32,000,000 authorized; $0.0001 par value 2,800,000 issued and outstanding	280	280
Preferred stock Series B-2: 10,000,000 authorized; $0.0001 par value 8,684,000 and 8,584,000 shares issued and outstanding, respectively	868	858
Preferred stock Series C: 1,733,334 authorized; $0.0001 par value 1,733,334 shares issued and outstanding	173	173
Common stock: 200,000,000 shares authorized; $0.0001 par value 33,571,862 and 34,071,862 shares issued and outstanding, respectively	3,357	3,407
Additional paid-in capital	3,860,253	3,835,263
Accumulated deficit	(2,940,910)	(2,339,898)
Total Stockholders' Equity	924,021	1,500,083

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,370,987	$2,125,057

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Exactus, Inc.
(formerly known as Spiral Energy Tech, Inc.)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2017	2016

Revenues	$-	$-

Operating Expenses
General and administration	292,813	104,809
Professional	219,989	97,728
Research and development	88,210	26,750
Impairment of patent	-	4,080
Total operating expenses	601,012	233,367

Net loss from operations	(601,012)	(233,367)

Other Income (loss)

Loss on disposal of equipment	-	(1,453)
Total other (loss) income	-	(1,453)

Net loss before income taxes	(601,012)	(234,820)
Provision for income tax	-	-

Net Loss	$(601,012)	$(234,820)

Basic and Diluted Loss per Common Share	$(0.02)	$(0.54)

Weighted Average Number of Common Shares Outstanding	33,860,762	430,953

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Exactus, Inc.
(formerly known as Spiral Energy Tech, Inc.)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2017	2016

Cash Flows From Operating Activities:
Net loss	$(601,012)	$(234,820)
Adjustments to reconcile net loss to cash used in operations:
Bad debt	-	7,010
Loss on disposal of property and equipment	-	1,453
Impairment of patent	-	4,080
Bank overdraft write-off	-	(1,172)
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Prepaid expenses	(4,409)	(25,000)
Increase (decrease) in operating liabilities:
Accounts payable	(174,887)	72,639
Accrued expenses	(3,121)	9,269
Net Cash Used In Operating Activities	(783,429)	(166,541)

Cash Flows From Investing Activities:
Acquisition of cash balance from Exactus BioSolutions Inc.	-	1,292
Net Cash Used In Investing Activities	-	1,292

Cash Flows From Financing Activities:
Proceeds from sale of Series B-2 Preferred Stock	25,000	370,000
Payment for Series A Preferred Stock	-	(50,000)
Net Cash Provided By Financing Activities	25,000	320,000

Net (decrease) increase in cash and cash equivalents	(758,429)	154,751
Cash and cash equivalents at beginning of period	1,055,336	72,342

Cash and cash equivalents at end of period	$296,907	$227,093

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash transactions investing and financing activity:
Acquisition of license agreement from Exactus BioSolutions Inc	$-	$50,000
Preferred Stock Series B-2 issued as payment for Note payable	$-	$100,000
Preferred Stock Series B-2 issued as payment for Exactus shareholder loans	$-	$51,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Exactus, Inc.
(Formerly known as Spiral Energy Tech, Inc.)
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2017

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by accounting principles generally accepted in the United States (“GAAP”). The financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the Securities and Exchange Commission (the “SEC”) by Exactus, Inc. (formerly known as Spiral Energy Tech, Inc. and Solid Solar Energy, Inc.) (“Exactus”, “our”, “us”, “we” or the “Company” refer to Exactus, Inc. and its wholly-owned subsidiary, unless the context otherwise requires) on March 31, 2017. On February 29, 2016, after acquiring all the issued and outstanding capital stock of Exactus BioSolutions, Inc., the Company changed its business focus from drone technology to a life science company. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for fair presentation.

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

The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the entire year or for any other period.

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

As of March 31, 2017, we had no products available for sale. There can be no assurance that our technology will be approved for sale or, if approved for sale, be commercially successful. In addition, we operate in an environment of rapid change in technology and are dependent upon the continued services of our current consultants and subcontractors.

As of March 31, 2017, we had $296,907 of cash. We expect that these funds will not be sufficient to enable us to complete the development of any potential products, including the FibriLyzer. Accordingly, we will need to obtain further funding through public or private equity offerings, debt financing, collaboration arrangements or other sources in order to continue our business. The issuance of any additional shares of common stock, preferred stock or convertible securities could be substantially dilutive to our shareholders. In addition, adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital, we would be forced to delay, reduce or eliminate our research and development programs and may not be able to continue as a going concern.

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

The audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2016 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. We have concluded that the circumstances described above continue to raise substantial doubt about our ability to continue as a going concern as of March 31, 2017.

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

Cash and cash equivalents were $296,907 and $1,055,336 at March 31, 2017 and December 31, 2016, respectively.

Long-Lived Assets Including Other Acquired Intangible Assets

Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives, which is between 3 years for computer equipment and 5-20 years for production equipment.   The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Due to a change in business focus to a life science company in February 2016, we recognized a loss on disposal of drone equipment of $1,453 and impairment of patents for drone technology of $4,080 for the three months ended March 31, 2016.

Revenue Recognition

We recognize revenue when it is realized or realizable and estimable in accordance with ASC 605, “Revenue Recognition”.

Research and Development Expenses

We follow ASC 730-10, “Research and Development,” and expense research and development costs when incurred.  Accordingly, third-party research and development costs, including designing, prototyping and testing of product, are expensed when the contracted work has been performed or milestone results have been achieved.   Research and development costs of $88,210 and $26,750 were incurred for the three months ended March 31, 2017 and 2016, respectively.

Related Parties

We follow ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions.  For the three month periods ended March 31, 2017 and 2016, $75,000 and $25,000, respectively, were recognized in Research and Development expenses for consulting provided by a director and shareholder. In addition, $75,000 and $50,000 was paid to an entity owned by a director and shareholder during the three month periods ended March 31, 2017 and 2016, respectively, for the Licensing Agreement disclosed in Note 4.

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

As of March 31, 2017, the Company had 14,884,001 potential shares and warrants that were excluded from our calculation of diluted earnings per share because their effect would have been anti-dilutive. As of December 31, 2016, the Company had 14,784,001 shares that were considered to be anti-dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company is required to record all components of comprehensive income (loss) in the financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), are reported net of their related tax effect, to arrive at comprehensive income (loss).  The Company had no other comprehensive income or loss for the three months ended March 31, 2017 and 2016, respectively.

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

NOTE 4.  AGREEMENTS

Through the Share Exchange, the Company acquired an exclusive license agreement (the “Licensing Agreement”) between Exactus BioSolutions and Digital Diagnostics Inc.(“Digital Diagnostics”) that the Company recognized as an intangible asset.   Pursuant to the Licensing Agreement, Digital Diagnostics granted to Exactus BioSolutions an exclusive license to develop, produce and commercialize certain diagnostic products, including the FibriLyzer and MatriLyzer, that utilize certain intellectual property rights owned or licensed by Digital Diagnostics. The Licensing Agreement provides for Exactus BioSolutions and Digital Diagnostics to collaborate through the various steps of the product and device development process, including the development, regulatory approval and commercialization stages. Exactus BioSolutions is required to pay Digital Diagnostics, in cash and/or stock, an initial signing payment, milestone fees triggered by the first regulatory clearance or approval of each of the FibriLyzer and the MatriLyzer, and various sales thresholds, and royalty payments based on the net sales of the products, calculated on a product-by-product basis. In 2016, the Company paid $50,000 to Digital Diagnostics as part of the initial signing payment under the Licensing Agreement and $21,659 in legal expenses. As of December 31, 2016, the Company accrued an additional $171,033 in licensing fees due to closing a financing transaction in the fourth quarter of 2016, of which $75,000 was paid during the first quarter of 2017 and $96,033 remained due to Digital Diagnostics as of March 31, 2017.  The Company will be obligated to pay additional amount of this initial signing payment upon closing future capital raise transactions. No milestones have been met and no milestone fees have been paid or accrued for through March 31, 2017.

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

Preferred Stock

 The Company’s authorized preferred stock consists of 50,000,000 shares with a par value of $0.0001.  On February 17, 2016, the Board of Directors voted to designate a class of preferred stock entitled Series A Preferred Stock, consisting of up to five million (5,000,000) shares, par value $0.0001.  The shares of Series A Preferred Stock were automatically converted to 4,508,042 shares of common stock on March 31, 2016, thirty (30) days after the closing of the Share Exchange and offering of Series B-2 Preferred Stock.  As a result, there are 4,558,042 Series A preferred stock issued and zero outstanding as of as of March 31, 2017 and December 31, 2016.

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

There were 8,684,000 and 8,584,000 shares of Series B-2 Preferred Stock issued and outstanding as of March 31, 2017 and December 31, 2016, respectively.

On February 29, 2016, the Company’s Board of Directors voted to designate a class of preferred stock entitled Series B-1 Convertible Preferred Stock (“Series B-1 Preferred Stock”), consisting of up to thirty-two million (32,000,000) shares, par value $0.0001.  With respect to rights on liquidation, winding up and dissolution, the Series B-1 Preferred Stock ranks pari passu to the class of common stock. Shares of Series B-1 Preferred Stock have no dividend rights except as may be declared by the Board in its sole and absolute discretion, out of funds legally available for that purpose. Shares of Series B-1 Preferred Stock are convertible, at the option of the holder, into shares of common stock on a one (1) for one (1) basis. Holders of Series B-1 Preferred Stock have the right to vote as-if-converted to common stock on all matters submitted to a vote of holders of the Company’s common stock. On February 29, 2016, the Company issued 30,000,000 shares of Series B-1 Preferred Stock, of which 2,800,000 remain outstanding as of March 31, 2017 and December 31, 2016.

On June 30, 2016, pursuant to the MSA summarized in Note 4, the Company’s Board of Directors approved a Certificate of Designation authorizing 1,733,334 shares of new Series C Preferred Stock, par value $0.0001.  The Series C Preferred Stock ranks equally with our common stock with respect to liquidation rights and is convertible to common stock on a 1 for 1 basis.  The conversion rights of holders of the Series C Preferred Stock are limited such that no holder may convert any shares of preferred stock to the extent that such holder, immediately following the conversion, would own in excess of 4.99% of our issued and outstanding shares of common stock.  This limitation may be increased to 9.99% upon 61 days written notice by a holder of the Series C Preferred Stock to the Company.  On June 30, 2016, the Company issued 1,733,334 shares of Series C Preferred Stock to PoC Capital valued at $511,334. As of March 31, 2017 and December 31, 2016, 1,733,334 shares of Series C Preferred Stock are issued and outstanding

Common Stock

The Company’s authorized common stock consists of 200,000,000 shares with a par value of $0.0001.

The Company automatically converted all outstanding shares of Series A Preferred Stock to common stock on March 31, 2016.  As a result, 4,508,042 shares of common stock were issued in exchange of 4,508,042 shares of Series A Preferred Stock.

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

There were 33,571,862 and 34,071,862 common shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively.

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

There were 1,666,667 warrants outstanding at March 31, 2017 and December 31, 2016.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Legal Matters
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

For the three months ended March 31, 2017, $75,000 was recognized in Research and Development expenses for consulting provided by a director and shareholder. As of March 30, 2017, $125,000 is shown as accrual under accounts payable. In addition, $75,000 was paid to an entity owned by a director and shareholder during the three month period ended March 31, 2017 for the Licensing Agreement disclosed in Note 4.

ITEM 2. MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations contains information that management believes is relevant to an assessment and understanding of our results of operations. You should read this discussion in conjunction with the Financial Statements and Notes included elsewhere in this report and with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2017. References to “Exactus,” the “Company,” “we,” “us” and “our” refer to Exactus, Inc. and its subsidiary unless the context otherwise requires.

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

As a result of this transaction, Exactus became a life science company that plans to develop and commercialize pursuant to the Licensing Agreement Point-of-Care (“POC”) diagnostics for measuring proteolytic enzymes in the blood based on a proprietary detection platform (the “New Business”). Our primary product, the FibriLyzer, will employ a disposable test “biosensor” strip combined with a portable and easy to use hand held detection unit that provides a result in less than 30 seconds. The initial markets we intend to pursue for the FibriLyzer are (i) the management of hyperfibrinolytic states associate with surgery and trauma, (ii) obstetrics, (iii) diagnosis of acute events such as myocardial infarction and ischemic stroke, (iv) diagnosis of pulmonary embolism and deep vein thrombosis, (v) chronic coronary disease management and (vi) as a monitoring device to evaluate the effectiveness of coagulation therapy. We expect to follow up the FibriLyzer with similar technology, the MatriLyzer to detect collagenase levels in the blood for the detection of the recurrence of cancer. We intend to file to gain regulatory approval to sell our products in the United States, Canada and Europe.  Management intends to primarily focus on the development and commercialization of the FibriLyzer and related technology exclusively licensed pursuant to the Licensing Agreement.

              On June 30, 2016, we entered into a Master Services Agreement with Integrium, LLC and PoC Capital, LLC to conduct clinical studies for us, including a clinical trial for the FibriLyzer that is scheduled to begin early in the third quarter of 2017.

During the first quarter of 2017, we received feedback from the FDA review of our PreSubmission Package which describes our plans for developing our lead program, the FibriLyzer.  Through this process, we received confirmation that we are able to proceed with the development of the FibriLyzer via the 510(k) pathway. Additionally, we plan to seek a CLIA waiver.

Results of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016:

	Three Months Ended
	March 31,
	2017	2016	change
Revenue	$-	$-	$-
Operating expenses	601,012	233,367	367,645

Net loss from operations	(601,012)	(233,367)	(367,645)
Other loss	-	(1,453)	1,453

Net loss	$(601,012)	$(234,820)	$(366,192)

Operating expenses increased by $367,645, from $233,367 for the three months ended March 31, 2016 to $601,012 for the comparable period ended March 31, 2017. The difference primarily is attributable to: an increase in professional expense of $122,261 due to increased legal and accounting expenses as the Company works to raise funds, an increase in R&D expense of $61,460; and an increase in general and administration expenses of $188,004 resulting from a rise in management fees due to an increase in full time staff, advertising and promotion expenses, and travel expense. We expect operating expenses to continue to increase throughout 2017 as our need to raise funds continues and we start conducting a clinical trial intended to begin in the third quarter.

The Company had other loss of $1,453 for the three month period ended March 31, 2016 due to the loss on disposal of equipment from the former drone business..

As a result of the foregoing, we generated a net loss of $601,012 for the three month period ended March 31, 2017 as compared to a net loss of $234,820 for the three month period ended March 31, 2016, a change of $366,192.

Liquidity and Capital Resources

Since our inception in 2008, we have generated losses from operations. As of March 31, 2017, our accumulated deficit was $2,940,910 of which $736,959 was related to the Former Business.  Our net loss for the three month periods ended March 31, 2017 and 2016 was $601,012 and $234,820, respectively.

Net cash used in operating activities for the three month period ended March 31, 2017 was $783,429. We recorded a net loss for the three month period of $601,012. Decreases in accounts payable and accrued liabilities further decreased net cash from operating activities by $178,008.

Net cash used in operating activities for the three month period ended March 31, 2016 was $166,541. We recorded a net loss of $234,820 for the period. Other items in uses of funds from operations included non-cash charges related to bad debt, depreciation, and impairment, which collectively totaled $12,543. Net changes in accounts payable, accrued liabilities, and other assets increased cash by $56,908.

Net cash provided by investing activity for the three month period ended March 31, 2017 was $0. Net cash provided by investing activities for the three month period ended March 31, 2016 was $1,292 due to the acquisition of Exactus BioSolutions.

Net cash provided by financing activities for the three month period ended March 31, 2017 was $25,000 due to proceeds from our issuance of shares of Series B-2 Preferred Stock.  Net cash provided by financing activities for the three month period ended March 31, 2016 was $320,000 due to proceeds from our issuance of shares of Series B-2 Preferred Stock and offset by our payment for Series A Preferred Stock Series.

As of March 31, 2017, we had $296,907 of cash. We expect that these funds will not be sufficient to enable us to complete the development of any potential products, including the FibriLyzer and related technology. Accordingly, we will need to obtain further funding through public or private equity offerings, debt financing, collaboration arrangements or other sources. The issuance of any additional shares of common stock, preferred stock or convertible securities could be substantially dilutive to our shareholders. In addition, adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital, we will be forced to delay, reduce or eliminate our research and development programs and may not be able to continue as a going concern.

Going Concern

The audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2016 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. We have concluded that the circumstances described above continue to raise substantial doubt about our ability to continue as a going concern as of March 31, 2017.

Off-Balance Sheet Arrangements

As of March 31, 2017, we had no material off-balance sheet arrangements.

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

Our CEO and CFO believe that as of March 31, 2017, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The conclusion was due to the presence of the following material weaknesses in disclosure controls and procedures due to our small size and limited resources: (i) inadequate segregation of duties and effective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both U.S. GAAP and SEC Guidelines; (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; and (iv) no written whistleblower policy.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal over financial reporting.

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

ITEM 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2016.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

ITEM 3. Defaults upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.
ITEM 5. Other Information.

None

ITEM 6. EXHIBITS

10.1
Executive Employment Agreement between Exactus, Inc. and Kelley Wendt, effective March 16, 2017 (attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 22, 2017 and incorporated herein by reference)

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

Exactus, Inc.

May 15, 2017	/s/ Philip J. Young
Philip J. Young
Chief Executive Officer

/s/ Kelley A. Wendt
Kelley A. Wendt
Chief Financial Officer

EXHIBIT INDEX

10.1
Executive  Employment Agreement between Exactus, Inc. and Kelley Wendt, effective March 16, 2017 (attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 22, 2017 and incorporated herein by reference

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