Form 10-Q
period 2017-06-30
Exactus, Inc.
filed 2017-08-14
CIK 1552189

   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 333-183360

EXACTUS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	27-1085858
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

4870 Sadler Road, Suite 300
Glen Allen, VA	23060
(Address of Principal Executive Offices)	(Zip Code)

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

The registrant had 33,571,862 shares of Common Stock, par value $0.0001 per share, outstanding as of August 14, 2017.

-i-

Exactus, Inc.
(formerly known as Spiral Energy Tech, Inc.)
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$18,103	$1,055,336
Prepaid expenses	1,024,273	1,019,721
Total current assets	1,042,376	2,075,057

Intangible asset- license agreement	50,000	50,000

TOTAL ASSETS	$1,092,376	$2,125,057

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	495,740	566,495
Accrued expenses	130,912	58,479
Note payable	48,000	-
Total Current Liabilities	674,652	624,974

TOTAL LIABILITIES	674,652	624,974

Commitments and contingencies (see note 6)

Stockholders' Equity
Preferred stock: 50,000,000 authorized; $0.0001 par value 0 shares issued and outstanding	-	-
Preferred stock Series A: 5,000,000 authorized; $0.0001 par value 4,558,042 shares issued and 0 shares outstanding	-	-
Preferred stock Series B-1: 32,000,000 authorized; $0.0001 par value 2,800,000 issued and outstanding	280	280
Preferred stock Series B-2: 10,000,000 authorized; $0.0001 par value 8,684,000 and 8,584,000 shares issued and outstanding, respectively	868	858
Preferred stock Series C: 1,733,334 authorized; $0.0001 par value 1,733,334 shares issued and outstanding	173	173
Common stock: 200,000,000 shares authorized; $0.0001 par value 33,571,862 and 34,071,862 shares issued and outstanding, respectively	3,357	3,407
Additional paid-in capital	3,860,253	3,835,263
Accumulated deficit	(3,447,207)	(2,339,898)
Total Stockholders' Equity	417,724	1,500,083

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,092,376	$2,125,057

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Exactus, Inc.
(formerly known as Spiral Energy Tech, Inc.)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenues	$-	$-	$-	$-

Operating Expenses
General and administration	314,126	131,267	606,939	236,077
Professional	86,305	36,956	306,294	134,684
Research and development	105,866	92,650	194,076	119,400
Impairment of patent	-	-	-	4,080
Total operating expenses	506,297	260,873	1,107,309	494,241

Net loss from operations	(506,297)	(260,873)	(1,107,309)	(494,241)

Other Income (loss)

Loss on disposal of equipment	-	-	-	(1,453)
Total other (loss) income	-	-	-	(1,453)

Net loss before income taxes	(506,297)	(260,873)	(1,107,309)	(495,694)
Provision for income tax	-	-	-	-

Net Loss	$(506,297)	$(260,873)	$(1,107,309)	$(495,694)

Basic and Diluted Loss per Common Share	$(0.02)	$(0.03)	$(0.03)	$(0.10)

Weighted Average Number of Common Shares Outstanding	33,571,862	9,113,534	33,715,512	4,798,610

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Exactus, Inc.
(formerly known as Spiral Energy Tech, Inc.)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2017	2016

Cash Flows From Operating Activities:
Net loss	$(1,107,309)	$(495,694)
Adjustments to reconcile net loss to cash used in operations:
Bad debt	-	7,010
Loss on disposal of property and equipment	-	1,453
Impairment of patent	-	4,080
Bank overdraft write-off	-	(1,172)
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Prepaid expenses	(4,602)	-
Increase (decrease) in operating liabilities:
Accounts payable	(70,755)	111,544
Accrued expenses	72,433	17,921
Net Cash Used In Operating Activities	(1,110,233)	(354,858)

Cash Flows From Investing Activities:
Acquisition of cash balance from Exactus BioSolutions Inc.	-	1,292
Net Cash Provided By Investing Activities	-	1,292

Cash Flows From Financing Activities:
Proceeds from sale of Series B-2 Preferred Stock	25,000	370,000
Proceeds from issuance of Notes Payable	48,000	-
Payment for Series A Preferred Stock	-	(50,000)
Net Cash Provided By Financing Activities	73,000	320,000

Net decrease in cash and cash equivalents	(1,037,233)	(33,566)
Cash and cash equivalents at beginning of period	1,055,336	72,342

Cash and cash equivalents at end of period	$18,103	$38,776

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash transactions investing and financing activity:
Acquisition of license agreement from Exactus BioSolutions Inc	$-	$50,000
Preferred Stock Series B-2 issued as payment for Note payable	$-	$100,000
Preferred Stock Series B-2 issued as payment for Exactus shareholder loans	$-	$51,000
Preferred Stock Series C, common stock, and warrants issued as part of Master Service Agreement and Stock Subscription Agreement as prepaid expense	$-	$1,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

E xactus, Inc.
(Formerly known as Spiral Energy Tech, Inc.)
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2017

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by accounting principles generally accepted in the United States (“GAAP”). The financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the Securities and Exchange Commission (the “SEC”) by Exactus, Inc. (formerly known as Spiral Energy Tech, Inc. and Solid Solar Energy, Inc.) (“Exactus”, “our”, “us”, “we” or the “Company” refer to Exactus, Inc. and its wholly-owned subsidiary, unless the context otherwise requires) on March 31, 2017. On February 29, 2016, after acquiring all the issued and outstanding capital stock of Exactus BioSolutions, Inc., the Company changed its business focus from drone technology to a life science company. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for fair presentation.

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

The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the entire year or for any other period.

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

As of June 30, 2017, we had no products available for sale. There can be no assurance that our technology will be approved for sale or, if approved for sale, be commercially successful. In addition, we operate in an environment of rapid change in technology and are dependent upon the continued services of our current consultants and subcontractors.

As of June 30, 2017, we had $18,103 of cash. We expect that these funds will not be sufficient to enable us to complete the development of any potential products, including the FibriLyzer. Accordingly, we will need to obtain further funding through public or private equity offerings, debt financing, collaboration arrangements or other sources in order to continue our business. The issuance of any additional shares of common stock, preferred stock or convertible securities could be substantially dilutive to our shareholders. In addition, adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital, we would be forced to delay, reduce or eliminate our research and development programs and may not be able to continue as a going concern.

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

The audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2016 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. We have concluded that the circumstances described above continue to raise substantial doubt about our ability to continue as a going concern as of June 30, 2017.

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

Cash and cash equivalents were $18,103 and $1,055,336 at June 30, 2017 and December 31, 2016, respectively.

Long-Lived Assets Including Other Acquired Intangible Assets

Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives, which is between 3 years for computer equipment and 5-20 years for production equipment.   The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Due to a change in business focus to a life science company in February 2016, we recognized a loss on disposal of drone equipment of $1,453 and impairment of patents for drone technology of $0 and $4,080 for the three and six months ended June 30, 2016.

 Revenue Recognition

We recognize revenue when it is realized or realizable and estimable in accordance with ASC 605, “Revenue Recognition”.

Research and Development Expenses

We follow ASC 730-10, “Research and Development,” and expense research and development costs when incurred.  Accordingly, third-party research and development costs, including designing, prototyping and testing of product, are expensed when the contracted work has been performed or milestone results have been achieved.   Research and development costs of $105,866 and $99,650 were incurred for the three months ended June 30, 2017 and 2016 and $194,076 and $119,400 were incurred for the six months ended June 30, 2017 and 2016, respectively.

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

As of June 30, 2017, the Company had 14,884,001 potential shares and warrants that were excluded from our calculation of diluted earnings per share because their effect would have been anti-dilutive. As of December 31, 2016, the Company had 14,784,001 shares that were considered to be anti-dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company is required to record all components of comprehensive income (loss) in the financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), are reported net of their related tax effect, to arrive at comprehensive income (loss).  The Company had no other comprehensive income or loss for the three and six months ended June 30, 2017 and 2016, respectively.

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

NOTE 4.  AGREEMENTS

Through the Share Exchange, the Company acquired an exclusive license agreement (the “Licensing Agreement”) between Exactus BioSolutions and Digital Diagnostics Inc.(“Digital Diagnostics”) that the Company recognized as an intangible asset.   Pursuant to the Licensing Agreement, Digital Diagnostics granted to Exactus BioSolutions an exclusive license to develop, produce and commercialize certain diagnostic products, including the FibriLyzer and MatriLyzer, that utilize certain intellectual property rights owned or licensed by Digital Diagnostics. The Licensing Agreement provides for Exactus BioSolutions and Digital Diagnostics to collaborate through the various steps of the product and device development process, including the development, regulatory approval and commercialization stages. Exactus BioSolutions is required to pay Digital Diagnostics, in cash and/or stock, an initial signing payment, milestone fees triggered by the first regulatory clearance or approval of each of the FibriLyzer and the MatriLyzer, and various sales thresholds, and royalty payments based on the net sales of the products, calculated on a product-by-product basis. In 2016, the Company paid $50,000 to Digital Diagnostics as part of the initial signing payment under the Licensing Agreement and $21,659 in legal expenses. As of December 31, 2016, the Company accrued an additional $171,033 in licensing fees due to closing a financing transaction in the fourth quarter of 2016, of which $75,000 was paid during the first quarter of 2017 and $96,033 remained due to Digital Diagnostics as of June 30, 2017.  The Company will be obligated to pay additional amount of this initial signing payment upon closing future capital raise transactions. No milestones have been met and no milestone fees have been paid or accrued for through June 30, 2017.

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

Preferred Stock

 The Company’s authorized preferred stock consists of 50,000,000 shares with a par value of $0.0001.  On February 17, 2016, the Board of Directors voted to designate a class of preferred stock entitled Series A Preferred Stock, consisting of up to five million (5,000,000) shares, par value $0.0001.  The shares of Series A Preferred Stock were automatically converted to 4,508,042 shares of common stock on March 31, 2016, thirty (30) days after the closing of the Share Exchange and offering of Series B-2 Preferred Stock.  As a result, there are 4,558,042 Series A preferred stock issued and zero outstanding as of as of June 30, 2017 and December 31, 2016.

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

There were 8,684,000 and 8,584,000 shares of Series B-2 Preferred Stock issued and outstanding as of June 30, 2017 and December 31, 2016, respectively.

On February 29, 2016, the Company’s Board of Directors voted to designate a class of preferred stock entitled Series B-1 Convertible Preferred Stock (“Series B-1 Preferred Stock”), consisting of up to thirty-two million (32,000,000) shares, par value $0.0001.  With respect to rights on liquidation, winding up and dissolution, the Series B-1 Preferred Stock ranks pari passu to the class of common stock. Shares of Series B-1 Preferred Stock have no dividend rights except as may be declared by the Board in its sole and absolute discretion, out of funds legally available for that purpose. Shares of Series B-1 Preferred Stock are convertible, at the option of the holder, into shares of common stock on a one (1) for one (1) basis. Holders of Series B-1 Preferred Stock have the right to vote as-if-converted to common stock on all matters submitted to a vote of holders of the Company’s common stock. On February 29, 2016, the Company issued 30,000,000 shares of Series B-1 Preferred Stock, of which 2,800,000 remain outstanding as of June 30, 2017 and December 31, 2016.

On June 30, 2016, pursuant to the MSA summarized in Note 4, the Company’s Board of Directors approved a Certificate of Designation authorizing 1,733,334 shares of new Series C Preferred Stock, par value $0.0001.  The Series C Preferred Stock ranks equally with our common stock with respect to liquidation rights and is convertible to common stock on a 1 for 1 basis.  The conversion rights of holders of the Series C Preferred Stock are limited such that no holder may convert any shares of preferred stock to the extent that such holder, immediately following the conversion, would own in excess of 4.99% of our issued and outstanding shares of common stock.  This limitation may be increased to 9.99% upon 61 days written notice by a holder of the Series C Preferred Stock to the Company.  On June 30, 2016, the Company issued 1,733,334 shares of Series C Preferred Stock to PoC Capital valued at $511,334. As of June 30, 2017 and December 31, 2016, 1,733,334 shares of Series C Preferred Stock are issued and outstanding

Common Stock

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

There were 33,571,862 and 34,071,862 common shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively.

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

There were 1,666,667 warrants outstanding at June 30, 2017 and December 31, 2016.

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

The parties have reached an agreement on settlement and the settlement agreement and related filings have been executed and are held in escrow by counsel. The settlement agreement requires co-defendant Ezra Green to make an initial payment with subsequent, additional payments over time. Once the initial payment is made, the settlement agreement becomes effective and the case will be dismissed with prejudice. The Company has agreed, in exchange for the dismissal of all claims with prejudice, to agree to pay up to $20,000, at $2,000 per month beginning in January 2018 at the earliest, if co-defendant Ezra Green defaults on his subsequent payment obligations under the terms of the settlement agreement. The Company’s liability is capped at $20,000 in total, memorialized in a confession of judgment note, plus statutory interest if the plaintiff must file suit against the Company to collect on the confession of judgment note.

NOTE 7. RELATED PARTY CONSIDERATIONS

Some of the officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. We have not formulated a policy for the resolution of such conflicts.

For the three months ended June 30, 2017 and 2016, $75,000 was recognized, and, for the six months ended June 30, 2017 and 2016, $150,000 and $100,000, respectively, was recognized in Research and Development expenses for consulting provided by a director and shareholder. As of June 30, 2017, $125,000 is shown as accrual under accounts payable. In addition, $75,000 and $50,000 was paid during the six months ended June 30, 2017 and 2016, respectively, to an entity owned by a director and shareholder for the Licensing Agreement disclosed in Note 4.

On June 28, 2017, the Company issued to two of the Company’s executive officers a promissory note in the principal amount of $100,000, which amount may be drawn upon by the Company as bridge financing for general working capital purposes. The promissory note accrues interest at a rate of 8.0% per annum and matures on the earlier of (i) one (1) year from the date of the Promissory Note, and (ii) the closing the sale of the Company’s securities in a single transaction or a series of related transactions from which at least $500,000 of gross proceeds are raised. As of June 30, 2017, the Company has received $48,000 and recorded as a note payable.

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

              On June 30, 2016, we entered into a Master Services Agreement with Integrium, LLC and PoC Capital, LLC to conduct clinical studies for us, including a clinical trial for the FibriLyzer that is scheduled to begin in the third quarter of 2017.

During the first quarter of 2017, we received feedback from the FDA review of our PreSubmission Package which describes our plans for developing our lead program, the FibriLyzer.  Through this process, we received confirmation that we are able to proceed with the development of the FibriLyzer via the 510(k) pathway. Additionally, we plan to seek a CLIA waiver.

Results of Operations

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016:

	Three Months Ended
	June 30,
	2017	2016	change
Revenue	$-	$-	$-
Operating expenses	506,297	260,873	245,424

Net loss	$(506,297)	$(260,873)	$(245,424)

Operating expenses increased by $245,424, from $260,873 for the three months ended June 30, 2016 to $506,297 for the comparable period ended June 30, 2017. The difference primarily is attributable to: an increase in professional expense of $49,349 due to increased legal and accounting expenses as the Company works to raise funds, an increase in R&D expense of $13,216; and an increase in general and administration expenses of $182,859 resulting from a rise in management fees due to an increase in full time staff, advertising and promotion expenses, and travel expense. We expect operating expenses to continue to increase throughout 2017 as our need to raise funds continues and we start conducting a clinical trial intended to begin in the third quarter.

As a result of the foregoing, we generated a net loss of $506,297 for the three month period ended June 30, 2017 as compared to a net loss of $260,873 for the three month period ended June 30, 2016, a change of $245,424.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016:

	Six Months Ended
	June 30,
	2017	2016	change
Revenue	$-	$-	$-
Operating expenses	1,107,309	494,241	613,068

Net loss from operations	(1,107,309)	(494,241)	(613,068)
Other loss	-	(1,453)	1,453

Net loss	$(1,107,309)	$(495,694)	$(611,615)

Operating expenses increased by $613,068, from $494,241 for the six months ended June 30, 2016 to $1,107,309 for the comparable period ended June 30, 2017. The difference primarily is attributable to: an increase in professional expense of $171,610 due to increased legal and accounting expenses as the Company works to raise funds, an increase in R&D expense of $74,676; and an increase in general and administration expenses of $370,862 resulting from a rise in management fees due to an increase in full time staff, advertising and promotion expenses, and travel expense. We expect operating expenses to continue to increase throughout 2017 as our need to raise funds continues and we start conducting a clinical trial intended to begin in the third quarter.

The Company had other loss of $1,453 for the six month period ended June 30, 2016 due to the loss on disposal of equipment from the former drone business.

As a result of the foregoing, we generated a net loss of $1,107,309 for the six months ended June 30, 2017 as compared to a net loss of $495,694 for the six months ended June 30, 2016, a change of $611,615.

Liquidity and Capital Resources

Since our inception in 2008, we have generated losses from operations. As of June 30, 2017, our accumulated deficit was $3,447,207 of which $736,959 was related to the Former Business.  Our net loss for the six months ended June 30, 2017 and 2016 was $1,107,309 and $495,694, respectively.

Net cash used in operating activities for the six months ended June 30, 2017 was $1,110,233. We recorded a net loss for the six month period of $1,107,309. Decreases in accounts payable and increases in prepaids were offset by increases in accrued liabilities but still decreased net cash from operating activities by $2,924.

Net cash used in operating activities for the six months ended June 30, 2016 was $354,858. We recorded a net loss of $495,694 for the period. Other items in uses of funds from operations included non-cash charges related to bad debt, depreciation, and impairment, which collectively totaled $12,543. Net changes in accounts payable, accrued liabilities, and other assets increased cash by $128,293.

Net cash provided by investing activity for the six months ended June 30, 2017 was $0. Net cash provided by investing activities for the six months ended June 30, 2016 was $1,292 due to the acquisition of Exactus BioSolutions.

Net cash provided by financing activities for the six months ended June 30, 2017 was $73,000 due to proceeds from our issuance of shares of Series B-2 Preferred Stock and the promissory note.  Net cash provided by financing activities for the six months ended June 30, 2016 was $320,000 due to proceeds from our issuance of shares of Series B-2 Preferred Stock and offset by our payment for Series A Preferred Stock.

As of June 30, 2017, we had $18,103 of cash. We expect that these funds will not be sufficient to enable us to complete the development of any potential products, including the FibriLyzer and related technology. Accordingly, we will need to obtain further funding through public or private equity offerings, debt financing, collaboration arrangements or other sources. The issuance of any additional shares of common stock, preferred stock or convertible securities could be substantially dilutive to our shareholders. In addition, adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital, we will be forced to delay, reduce or eliminate our research and development programs and may not be able to continue as a going concern.

Going Concern

The audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2016 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. We have concluded that the circumstances described above continue to raise substantial doubt about our ability to continue as a going concern as of June 30, 2017.

Off-Balance Sheet Arrangements

As of June 30, 2017, we had no material off-balance sheet arrangements.

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

IT EM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our CEO and CFO believe that as of June 30, 2017, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The conclusion was due to the presence of the following material weaknesses in disclosure controls and procedures due to our small size and limited resources: (i) inadequate segregation of duties and effective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both U.S. GAAP and SEC Guidelines; (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; and (iv) no written whistleblower policy.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal over financial reporting.

PART II – OTHER INFORMATION

ITE M 1. Legal Proceedings.

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

 The parties have reached an agreement on settlement and the settlement agreement and related filings have been executed and are held in escrow by counsel. The settlement agreement requires co-defendant Ezra Green to make an initial payment with subsequent, additional payments over time. Once the initial payment is made, the settlement agreement becomes effective and the case will be dismissed with prejudice. The Company has agreed, in exchange for the dismissal of all claims with prejudice, to agree to pay up to $20,000, at $2,000 per month beginning in January 2018 at the earliest, if co-defendant Ezra Green defaults on his subsequent payment obligations under the terms of the settlement agreement. The Company’s liability is capped at $20,000 in total, memorialized in a confession of judgment note, plus statutory interest if the plaintiff must file suit against the Company to collect on the confession of judgment note.

ITEM 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2016.

IT EM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information.

None

ITEM 6. EXHIBITS

10.1
Promissory Note issued by Exactus, Inc. to Timothy Ryan and Philip J. Young, dated June 28, 2017 (attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 3, 2017 and incorporated herein by reference)

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

Exactus, Inc.

August 14, 2017	/s/ Philip J. Young
Philip J. Young
Chief Executive Officer

/s/ Kelley A. Wendt
Kelley A. Wendt
Chief Financial Officer

EXHIBIT INDEX

10.1
Promissory Note issued by Exactus, Inc. to Timothy Ryan and Philip J. Young, dated June 28, 2017 (attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 3, 2017 and incorporated herein by reference)

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