Form 10-Q
period 2017-09-30
Exactus, Inc.
filed 2017-11-20
CIK 1552189

  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 333-183360

EXACTUS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	27-1085858
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

4870 Sadler Road, Suite 300
Glen Allen, VA	23060
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                 ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The registrant had 35,071,862 shares of Common Stock, par value $0.0001 per share, outstanding as of November 14, 2017.

PART I. - FINANCIAL INFORMATION

ITEM 1.   FINANItem 1.  Financial Statements (unaudited)
Ex actus, Inc.
(formerly known as Spiral Energy Tech, Inc.)
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$32,968	$1,055,336
Prepaid expenses	1,020,183	1,019,721
Total current assets	1,053,151	2,075,057

Intangible asset- license agreement	-	50,000

TOTAL ASSETS	$1,053,151	$2,125,057

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current Liabilities
Accounts payable	645,566	566,495
Accrued expenses	323,858	58,479
Note payable	48,000	-
Convertible loan notes, net	14,012	-
Derivative liability	319,000	-
Interest payable	2,810	-
Total Current Liabilities	1,353,246	624,974

TOTAL LIABILITIES	1,353,246	624,974

Commitments and contingencies (see note 7)

Stockholders' (Deficit) Equity
Preferred stock: 50,000,000 authorized; $0.0001 par value 0 shares issued and outstanding	-	-
Preferred stock Series A: 5,000,000 authorized; $0.0001 par value 4,558,042 shares issued and 0 shares outstanding	-	-
Preferred stock Series B-1: 32,000,000 authorized; $0.0001 par value 2,800,000 issued and outstanding	280	280
Preferred stock Series B-2: 10,000,000 authorized; $0.0001 par value 8,684,000 and 8,584,000 shares issued and outstanding, respectively	868	858
Preferred stock Series C: 1,733,334 authorized; $0.0001 par value 1,733,334 shares issued and outstanding	173	173
Common stock: 200,000,000 shares authorized; $0.0001 par value 33,571,862 and 34,071,862 shares issued and outstanding, respectively	3,357	3,407
Additional paid-in capital	3,860,253	3,835,263
Accumulated deficit	(4,165,026)	(2,339,898)
Total Stockholders' (Deficit) Equity	(300,095)	1,500,083

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$1,053,151	$2,125,057

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Exac tus, Inc.
(formerly known as Spiral Energy Tech, Inc.)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenues	$-	$-	$-	$-

Operating Expenses
General and administration	293,540	142,573	900,478	378,650
Professional	59,667	119,996	365,962	254,680
Research and development	87,000	97,244	281,076	216,644
Impairment loss	50,000	-	50,000	4,080
Total operating expenses	490,207	359,813	1,597,516	854,054

Net loss from operations	(490,207)	(359,813)	(1,597,516)	(854,054)

Other Income (loss)

Derivative expense	(210,250)	-	(210,250)	-
Interest expense	(17,362)	-	(17,362)	-
Loss on disposal of equipment	-	-	-	(1,453)
Total other (loss) income	(227,612)	-	(227,612)	(1,453)

Net loss before income taxes	(717,819)	(359,813)	(1,825,128)	(855,507)
Provision for income tax	-	-	-	-

Net Loss	$(717,819)	$(359,813)	$(1,825,128)	$(855,507)

Basic and Diluted Loss per Common Share	$(0.02)	$(0.01)	$(0.05)	$(0.06)

Weighted Average Number of Common Shares Outstanding	33,571,862	33,430,018	33,667,112	14,394,562

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Exactus, Inc.
(formerly known as Spiral Energy Tech, Inc.)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2017	2016

Cash Flows From Operating Activities:
Net loss	$(1,825,128)	$(855,507)
Adjustments to reconcile net loss to cash used in operations:
Derivative expense	210,250	-
Amortization of discount and debt issuance costs for convertible notes	14,012	-
Bad debt	-	7,010
Loss on disposal of property and equipment	-	1,453
Impairment	50,000	4,080
Bank overdraft write-off	-	(1,172)
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Prepaid expenses	(512)	-
Increase (decrease) in operating liabilities:	-
Accounts payable	79,071	330,392
Accrued expenses	265,379	29,604
Interest payable	2,810
Net Cash Used In Operating Activities	(1,204,118)	(484,140)

Cash Flows From Investing Activities:
Acquisition of cash balance from Exactus BioSolutions Inc.	-	1,292
Net Cash Provided by Investing Activities	-	1,292

Cash Flows From Financing Activities:
Proceeds from sale of Series B-2 Preferred Stock	25,000	495,000
Proceeds from issuance of notes payable	48,000	-
Proceeds from convertible loan notes	108,750	-
Payment for Series A Preferred Stock	-	(50,000)
Net Cash Provided By Financing Activities	181,750	445,000

Net decrease in cash and cash equivalents	(1,022,368)	(37,848)
Cash and cash equivalents at beginning of period	1,055,336	72,342

Cash and cash equivalents at end of period	$32,968	$34,494

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash transactions investing and financing activity:
Acquisition of license agreement from Exactus BioSolutions Inc	$-	50,000
Preferred Stock Series B-2 issued as payment for Note payable	$-	$100,000
Preferred Stock Series B-2 issued as payment for Exactus shareholder loans	$-	$51,000
Preferred Stock Series C, common stock, and warrants issued as part of Master Service Agreement and Stock Subscription Agreement as prepaid expense	$-	$1,000,000
Initial benefical conversion feature and debt discount on convertible note	$137,500	$-
Initial derivative liability on convertible note	$286,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Exactus, Inc.
(Formerly known as Spiral Energy Tech, Inc.)
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2017

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the entire year or for any other period.

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

Following the Share Exchange, we became a life science company based in Glen Allen, Virginia that plans to develop and commercialize Point-of-Care (“POC”) diagnostics for measuring proteolytic enzymes in the blood based on a novel detection platform developed by Dr. Krassen Dimitrov, PhD. Our products will employ a disposable assay test strip combined with a portable and easy to use hand held detection unit that provides a result in as little as 30 seconds.

The first product, the FibriLyzer, will be used to assay fibrinolysis, which is the process by which clots in the blood are dissolved. The rate of fibrinolysis is carefully regulated in circulation; too little fibrinolysis leads to the formation of clots (thrombosis) and too much fibrinolysis prevents normal coagulation and can lead to excessive bleeding (hemorrhage). An elevated level of fibrinolysis is associated with many pathological conditions including myocardial infarction, pulmonary embolisms/deep vein thrombosis (PE/DVT) and ischemic stroke. Further, complications associated with surgical procedures and trauma can induce a hyperfibrinolytic state, leading to hemorrhage. In all of these medical situations, time is of the essence, and we believe current diagnostic technologies cannot return an actionable result in the time frame necessary to provide timely therapeutic intervention.

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

As of September 30, 2017, we had no products available for sale. There can be no assurance that our technology will be approved for sale or, if approved for sale, be commercially successful. In addition, we operate in an environment of rapid change in technology and are dependent upon the continued services of our current consultants and subcontractors.

As of September 30, 2017, we had $32,968 of cash. These funds will not be sufficient to enable us to complete the development of any potential products, including the FibriLyzer, to pay our debts as they become due, including pursuant to our convertible promissory notes issued to Morningview Financial, LLC (discussed in Note 6), or to pay the licensing fees of $126,033 that are past due pursuant to our Licensing Agreement (discussed in Note 4). Accordingly, we will need to obtain further funding through public or private equity offerings, debt financing, collaboration arrangements or other sources in order to continue our business. The issuance of any additional shares of common stock, preferred stock or convertible securities could be substantially dilutive to our shareholders. In addition, adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital, we would be forced to delay, reduce or eliminate our research and development programs and may not be able to continue as a going concern.

These financial statements are presented on the basis that we will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business. No adjustment has been made to the carrying amount and classification of our assets and the carrying amount of our liabilities based on the going concern uncertainty. We have considered Accounting Standards Update (“ASU”) 2014-15 in consideration of reporting requirements of the going concern financial statements.

The audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2016 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. We have concluded that the circumstances described above continue to raise substantial doubt about our ability to continue as a going concern as of September 30, 2017.

The Company’s headquarters are located at 4870 Sadler Road, Suite 300, Glen Allen, Virginia 23060.  The Company’s fiscal year end is December 31.

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim financial statements have been prepared in accordance with GAAP and pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

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

Cash and cash equivalents were $32,968 and $1,055,336 at September 30, 2017 and December 31, 2016, respectively.

Derivatives and Hedging- Contracts in Entity’s Own Equity

In accordance with the provisions of ASC 815 “Derivatives and Hedging” the embedded beneficial conversion features in the Convertible Loan Notes (Note 6) are not considered to be indexed to our stock. As a result, these are required to be accounted for as a derivative financial liability and have been recognized as a liability on the balance sheets. The fair value of the derivative financial liability is determined using the Monte Carlo valuation model and is affected by changes in inputs to that model including the Company’s stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. The derivative financial liability is subject to re-measurement at each balance sheet date and any changes in fair value is recognized as a component in other income (expenses) (Note 7).

Long-Lived Assets Including Other Acquired Intangible Assets

Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives, which is between 3 years for computer equipment and 5-20 years for production equipment.   The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Due to a change in business focus to a life science company in February 2016, we recognized a loss on disposal of drone equipment of $1,453 and impairment of patents for drone technology of $4,080 for the nine months ended September 30, 2016. For the three and nine months ended September 30, 2017, we recognized an impairment of the Licensing Agreement (defined below) of $50,000. As a result of this impairment, we currently value the Licensing Agreement at $0.

 Revenue Recognition

We recognize revenue when it is realized or realizable and estimable in accordance with ASC 605, “Revenue Recognition.”

Research and Development Expenses

We follow ASC 730-10, “Research and Development,” and expense research and development costs when incurred.  Accordingly, third-party research and development costs, including designing, prototyping and testing of product, are expensed when the contracted work has been performed or milestone results have been achieved.   Research and development costs of $87,000 and $97,244 were incurred for the three months ended September 30, 2017 and 2016 and $281,076 and $216,644 were incurred for the nine months ended September 30, 2017 and 2016, respectively.

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

As of September 30, 2017, the Company had 14,884,001 potential shares and warrants that were excluded from our calculation of diluted earnings per share because their effect would have been anti-dilutive. As of December 31, 2016, the Company had 14,784,001 shares that were considered to be anti-dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company is required to record all components of comprehensive income (loss) in the financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), are reported net of their related tax effect, to arrive at comprehensive income (loss).  The Company had no other comprehensive income or loss for the three and nine months ended September 30, 2017 and 2016, respectively.

Recent Accounting Pronouncements

We have reviewed the FASB issued ASU accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. We have carefully considered the new pronouncements that alter previous generally accepted accounting principles and do not believe that any new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of the Company’s financial management.

NOTE 4.  AGREEMENTS

Through the Share Exchange, the Company acquired an exclusive license agreement (the “Licensing Agreement”) between Exactus BioSolutions and Digital Diagnostics Inc. (“Digital Diagnostics”) that the Company recognized as an intangible asset.   Pursuant to the Licensing Agreement, Digital Diagnostics granted to Exactus BioSolutions an exclusive license to develop, produce and commercialize certain diagnostic products, including the FibriLyzer and MatriLyzer, that utilize certain intellectual property rights owned or licensed by Digital Diagnostics. The Licensing Agreement provides for Exactus BioSolutions and Digital Diagnostics to collaborate through the various steps of the product and device development process, including the development, regulatory approval and commercialization stages. Exactus BioSolutions is required to pay Digital Diagnostics, in cash and/or stock, an initial signing payment, milestone fees triggered by the first regulatory clearance or approval of each of the FibriLyzer and the MatriLyzer, and various sales thresholds, and royalty payments based on the net sales of the products, calculated on a product-by-product basis. In 2016, the Company paid $50,000 to Digital Diagnostics as part of the initial signing payment under the Licensing Agreement and $21,659 in legal expenses. As of December 31, 2016, the Company accrued an additional $171,033 in licensing fees due to closing a financing transaction in the fourth quarter of 2016, of which $75,000 was paid during the first quarter of 2017. The Company accrued the remaining $30,000 due for the initial signing fee during the third quarter of 2017. The Company has also accrued interest, per the Licensing Agreement, of $1,827 for the remaining balance due as of September 30, 2017. As of September 30, 2017, $126,033 remained due to Digital Diagnostics.  No milestones have been met and no milestone fees have been paid or accrued through September 30, 2017.

The License Agreement is effective until such time as neither Digital Diagnostics nor Exactus Biosolutions has any obligation to the other under the Licensing Agreement in any country with respect to any product. The Licensing Agreement may be terminated by the Company effective upon at least six (6) months written notice if regulatory approval has been obtained in the U.S. or in the European Union, or upon at least three (3) months written notice if regulatory approval has not been obtained in the U.S. or in the European Union. Either party may terminate the Licensing Agreement in the event the other party materially breaches the Licensing Agreement, or becomes insolvent. In light of the amounts we owe under the Licensing Agreement, Digital Diagnostics may claim that we have materially breached the Licensing Agreement and provide a 90-day notice of termination. If this notice is provided, we would have 90 days to pay the past due amounts or to dispute the materiality of the breach. We are in discussions with Digital Diagnostics to extend the due date of these payments. If Digital Diagnostics is unwilling to extend the due date of these payments and provides a termination notice, we could lose the necessary licensing to develop the diagnostic products on which our business model is based and our ability to continue our business would be severely affected adversely.

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

Reverse Stock Split

Effective March 22, 2016, the Company performed a reverse split of common stock on a 1 for 29.5849 basis, pursuant to the prior approval by the Company’s Board of Directors (“Board of Directors”) and a majority of shareholders.  On March 22, 2016, the effective date of the reverse split, the Company had approximately 3,608,715 shares of common stock issued and outstanding, which were split into 121,978 shares of common stock. The par value of the common stock was unchanged at $0.0001 per share, post-split. All per share information in the condensed financial statements gives retroactive effect to the 1 for 29.5849 reverse stock split that was effected on March 22, 2016.

Preferred Stock

 The Company’s authorized preferred stock consists of 50,000,000 shares with a par value of $0.0001.  On February 17, 2016, the Board of Directors voted to designate a class of preferred stock entitled Series A Preferred Stock, consisting of up to five million (5,000,000) shares, par value $0.0001.  The shares of Series A Preferred Stock were automatically converted to 4,508,042 shares of common stock on March 31, 2016, thirty (30) days after the closing of the Share Exchange and offering of Series B-2 Preferred Stock.  As a result, there are 4,558,042 Series A preferred stock issued and zero outstanding as of as of September 30, 2017 and December 31, 2016.

Also on February 17, 2016, the Company’s Board of Directors voted to designate a class of preferred stock entitled Series B-2 Convertible Preferred Stock, consisting of up to six million (6,000,000) shares, par value $0.0001, with a stated value of $0.25 per share.  With respect to rights on liquidation, winding up and dissolution, holders of Series B-2 Preferred Stock will be paid in cash in full, before any distribution is made to any holder of common or other classes of capital stock, an amount of $0.25 per share. Shares of Series B-2 Preferred Stock have no dividend rights except as may be declared by the Board of Directors in its sole and absolute discretion, out of funds legally available for that purpose. Shares of Series B-2 Preferred Stock are convertible, at the option of the holder, into shares of common stock on a one (1) for one (1) basis.  Holders of Series B-2 Preferred Stock have the right to vote as-if-converted to common stock on all matters submitted to a vote of the holders of the Company’s common stock. On February 29, 2016, the Company issued 2,084,000 shares of Series B-2 Preferred Stock.

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

There were 8,684,000 and 8,584,000 shares of Series B-2 Preferred Stock issued and outstanding as of September 30, 2017 and December 31, 2016, respectively.

On February 29, 2016, the Company’s Board of Directors voted to designate a class of preferred stock entitled Series B-1 Convertible Preferred Stock, consisting of up to thirty-two million (32,000,000) shares, par value $0.0001.  With respect to rights on liquidation, winding up and dissolution, the Series B-1 Preferred Stock ranks pari passu to the class of common stock. Shares of Series B-1 Preferred Stock have no dividend rights except as may be declared by the Board of Directors in its sole and absolute discretion, out of funds legally available for that purpose. Shares of Series B-1 Preferred Stock are convertible, at the option of the holder, into shares of common stock on a one (1) for one (1) basis. Holders of Series B-1 Preferred Stock have the right to vote as-if-converted to common stock on all matters submitted to a vote of holders of the Company’s common stock. On February 29, 2016, the Company issued 30,000,000 shares of Series B-1 Preferred Stock, of which 2,800,000 remain outstanding as of September 30, 2017 and December 31, 2016.

On June 30, 2016, pursuant to the MSA summarized in Note 4, the Company’s Board of Directors approved a Certificate of Designation authorizing 1,733,334 shares of new Series C Preferred Stock, par value $0.0001.  The Series C Preferred Stock ranks equally with our common stock with respect to liquidation rights and is convertible to common stock on a 1 for 1 basis.  The conversion rights of holders of the Series C Preferred Stock are limited such that no holder may convert any shares of preferred stock to the extent that such holder, immediately following the conversion, would own in excess of 4.99% of our issued and outstanding shares of common stock.  This limitation may be increased to 9.99% upon 61 days written notice by a holder of the Series C Preferred Stock to the Company.  On June 30, 2016, the Company issued 1,733,334 shares of Series C Preferred Stock to PoC Capital valued at $511,334. As of September 30, 2017 and December 31, 2016, 1,733,334 shares of Series C Preferred Stock are issued and outstanding.

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

There were 33,571,862 and 34,071,862 common shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively.

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

There were 1,666,667 warrants outstanding at September 30, 2017 and December 31, 2016.

NOTE 6. CONVERTIBLE LOAN NOTES

On August 14, 2017, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) under which it agreed to sell an 8% convertible promissory note in an aggregate principal amount of $110,000.00 (the “Initial Note”) to Morningview Financial, LLC (“Morningview”). The net proceeds of the sale of this Initial Note, after deducting the Morningview’s discount and the expenses payable by the Company, were $87,000. The Note will mature on August 14, 2018.

At any time on or after the earlier of (i) the date on which the Registration Statement (defined below) has become effective or (ii) 170th calendar day after the issue date of the Initial Note, Morningview has the option to convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of the Initial Note into shares of the Company’s common stock at the Conversion Price. The “Conversion Price” will be the lesser of (i) $0.25 and (ii) 60% of the average of the three lowest trading prices of the Company’s common stock during the twenty-day trading period prior to the conversion. The Conversion Price is subject to further reduction upon certain events specified in the Initial Note.

On September 27, 2017, pursuant to Securities Purchase Agreement, the Company issued an 8% convertible promissory note (the “Additional Note,” and together with the Initial Note, the “Notes”) in an aggregate principal amount of $27,500 to Morningview, with terms and conditions identical to the initial Note. The net proceeds of this sale of the Initial Note, after deducting Morningview’s discount and the expenses payable by the Company, were $21,750.

The terms of the Notes require the Company to have a registration statement permitting Morningview to resell the shares of the Company’s common stock into which the Notes may be converted (the “Registration Statement”) declared effective by the SEC within 120 days of the issue date of the Initial Note. Unless the Company prepays the Notes pursuant to their terms at a price of $185,625 (equal to the aggregate principal amount of the Notes plus the 35% prepayment premium specified in the Notes) or has the Registration Statement declared effective on or before December 12, 2017, the Company will trigger an “Event of Default” under each of the Notes and each of the Notes will accelerate in accordance with its respective terms. In such a case, the Company’s aggregate obligation to Morningview in respect of the Notes will increase to $206,250 (equal to the aggregate principal amount of the Notes plus a 50% penalty), plus “Default Interest” at a rate up to 18% per annum. Morningview will have the option to convert the accelerated payment amount, including any Default Interest, of each Note into shares of the Company’s common stock in accordance with its respective terms. The Company intends to prepay the Notes in full prior to December 12, 2017 in order to avoid becoming in default, but will need to raise capital in order to do so. There is no assurance that we will be able to prepay the Notes and avoid a default thereunder.

	September 30,	December 31,
	2017	2016
	(Unaudited)
Convertible Loan Notes
Principal Amount	$137,500	$-
Less unamortized debt discount and debt issuance costs	(123,488)	-
Current debt less unamortized debt discount and debt issuance costs	$14,012	$-

During the three and nine months ended September 30, 2017, the Company recognized $12,525 in interest expense for the amortization of debt discounts and $1,487 for amortization of deferred issuance costs for the Notes issued on August 14, 2017 and September 27, 2017.

NOTE 7. FAIR VALUE MEASUREMENT

The guidance regarding fair value measurements prioritizes the inputs used in measuring fair value and establishes a three-tier value hierarchy that distinguishes among the following:

●
Level 1—Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

●
Level 2—Valuations based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and models for which all significant inputs are observable, either directly or indirectly.

●
Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company has not transferred any liabilities between the classification levels.

The Company estimates fair values of derivative liabilities utilizing Level 3 inputs. The Company uses the Monte Carlo valuation model for derivatives which embodies all of the requisite assumptions (including trading volatility, remaining term to maturity, market price, strike price, risk-free rates) necessary to determine fair value of these instruments. The Company’s derivative liabilities are marked-to-market with the changes in fair value recorded as a component of change in fair value of derivative liabilities in the Company’s condensed consolidated statements of operations. Estimating fair values of derivative liabilities requires the use of significant and subjective inputs that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors.

The Company identified financial instruments, the conversion options embedded in the Notes discussed in Note 6, which require liability presentation at fair value. Each of these instruments provide the holder with the right to convert into common stock at a fixed discount market, subject to a cap on the conversion price. These clauses cause uncertainty as to the number of shares issuable upon conversion of convertible debt and accordingly require liability presentation on the balance sheet in accordance with US GAAP.

The fair value of the Initial Note on the date of issuance and on September 30, 2017 was estimated using the Monte Carlo valuation model. This method of valuation involves using inputs such as the fair value of the Company’s common stock, stock price volatility, and risk–free interest rates. Due to the nature of these inputs, the valuation of the Initial Note is considered a Level 3 measurement. The following assumptions were used on August 14, 2017 (issuance date) and September 30, 2017:

	August 14, 2017	September 30, 2017
Volatility	303.93%	324.82%
Risk-free interest rate	1.23%	1.31%
Common stock closing price	$0.20	$0.20

Based on these assumptions, the Company recorded a $240,000 derivative liability on the issuance date of the Initial Note. The initial fair values of the embedded debt derivative $87,000 was allocated as a debt discount with the remainder $153,000 was charged to current period operations as derivative expenses. The derivative liability for the Initial Note was adjusted to fair market value of $261,000 as of September 30, 2017.

The fair value of the Additional Note on the date of issuance and on September 30, 2017 was also estimated using the Monte Carlo valuation model. The following assumptions were used on September 27, 2017 (issuance date) and September 30, 2017:

	September 27, 2017	September 30, 2017
Volatility	319.5%	319.5%
Risk-free interest rate	1.33%	1.31%
Common stock closing price	$0.12	$0.20

Based on these assumptions, the Company recorded a $46,000 derivative liability on the issuance date of the Additional Note. The initial fair values of the embedded debt derivative $21,750 was allocated as a debt discount with the remainder $24,250 was charged to current period operations as derivative expenses. The derivative liability for the Additional Note was adjusted to fair market value of $58,000 as of September 30, 2017.

The Company recorded change in fair value of the derivative liability on debt to market resulting in non-cash, non-operating loss of $33,000 and $33,000 for the three and nine months ended September 30, 2017, respectively, under derivative expenses.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2017 and June 30, 2017:

Derivative
Liability (convertible
notes)
Balance, June 30, 2017	$-
Initial fair value at note issuances	286,000
Extinguishment of derivative liability	-
Mark-to-market at September 30, 2017	33,000

Balance, September 30, 2017	$319,000
Net loss for the period included in earnings relating to the liabilities held at September 30, 2017	$33,000

NOTE 8. COMMITMENTS AND CONTINGENCIES

Legal Matters

 On January 20, 2017, Robert F. Parker (the “petitioner”) filed a petition in the Supreme Court of the State of New York, County of New York (the “Court”), naming, among others, the Company and Ezra Green, a former shareholder, director and officer of the Company, as respondents. The petition was received by the Company on February 7, 2017. The petitioner previously had a judgment entered in his favor and against Clear Skies Solar, Inc. and its wholly owned subsidiary Clear Skies Group, Inc. (together, “Clear Skies”), in the amount of $331,132.45, with interest accruing at a rate of 9% per year from November 21, 2014 (the “Judgment”). The Judgment remains outstanding. The petition alleged, among other things, that through a series of allegedly fraudulent conveyances occurring before the Judgment was entered against Clear Skies, the major assets of Clear Skies, which were comprised of various patents, were transferred from Clear Skies to Carbon 612 Corporation (“Carbon”), and from Clear Skies and Carbon to the Company. The petition further alleged, among other things, that the transfers were without fair consideration and rendered Clear Skies, the judgment-debtor, insolvent. The petitioner sought the entry of a judgment against the Company and the other respondents in the amount of the outstanding Judgment, with all accrued interest, reasonable attorneys’ fees and costs and disbursements.

The parties reached an agreement on settlement and the Court entered the parties’ joint stipulation of discontinuance with prejudice on September 6, 2017. The settlement agreement requires co-defendant Ezra Green to make an initial payment with subsequent, additional payments over time. The Company has agreed, in exchange for the dismissal of all claims with prejudice, to pay up to $20,000, at $2,000 per month beginning in January 2018 at the earliest, if co-defendant Ezra Green defaults on his subsequent payment obligations under the terms of the settlement agreement. The Company’s liability is capped at $20,000 in total, memorialized in a confession of judgment note, plus statutory interest if the plaintiff must file suit against the Company to collect on the confession of judgment note.

NOTE 9. RELATED PARTY CONSIDERATIONS

Some of the officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. We have not formulated a policy for the resolution of such conflicts.

For the three months ended September 30, 2017 and 2016, $75,000 was recognized and for the nine months ended September 30, 2017 and 2016, $225,000 and $175,000, respectively, was recognized in Research and Development expenses for consulting provided by a director and shareholder. As of September 30, 2017, $200,000 is shown as accrual under accounts payable. In addition, $75,000 and $50,000 was paid during the nine months ended September 30, 2017 and 2016, respectively, to an entity owned by a director and shareholder for the Licensing Agreement disclosed in Note 4.

On June 28, 2017, the Company issued to two of the Company’s executive officers a promissory note in the principal amount up to $100,000, which amount may be drawn upon by the Company as bridge financing for general working capital purposes. The promissory note accrues interest at a rate of 8.0% per annum and matures on the earlier of (i) one (1) year from the date of the promissory note, and (ii) the closing the sale of the Company’s securities in a single transaction or a series of related transactions from which at least $500,000 of gross proceeds are raised. As of September 30, 2017, the Company has drawn $48,000 on the promissory note and recorded as a note payable.

NOTE 10. SUBSEQUENT EVENTS

On October 19, 2017, the Company issued 1,500,000 shares of its common stock to IRTH pursuant to an addendum to the services agreement with IRTH in consideration of certain additional services, including telemarketing and investor outreach services, to be provided by IRTH. The shares were sold in a private placement pursuant to an exemption from the registration requirements of the Securities Act.

ITEM 2.       MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations contains information that management believes is relevant to an assessment and understanding of our results of operations. You should read this discussion in conjunction with the Financial Statements and Notes included elsewhere in this report and with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on March 31, 2017.

Cautionary Language Regarding Forward-Looking Statements

Certain statements set forth in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements regarding future events and financial results, including our ability to complete development of the FibriLyzer, future clinical trials and regulatory approvals, and liquidity, as well as other statements that are not historical facts, are forward-looking statements. These forward-looking statements are generally identified by such words or phrases as “we expect,” “we believe,” “would be,” “will allow,” “expects to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions. While we provide forward-looking statements to assist in the understanding of our anticipated future financial performance, we caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date that we make them. Forward-looking statements are based on current expectations and assumptions that are subject to significant risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Except as otherwise required by law, we undertake no obligation to publicly release any updates to forward-looking statements to reflect events after the date of this quarterly report on Form 10-Q, including unforeseen events.

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

 General

On February 29, 2016, the Company consummated a share exchange, which resulted in a change in control of the Company. As part of this transaction, the Company acquired Exactus BioSolutions and its exclusive Licensing Agreement with Digital Diagnostics to develop, produce and commercialize blood diagnostic products that utilize certain intellectual property rights owned or licensed by Digital Diagnostics. The Licensing Agreement provides for Exactus BioSolutions and Digital Diagnostics to collaborate through the various steps of the product and device development process, including the development, regulatory approval and commercialization stages.

As a result of this transaction, Exactus became a life science company that plans to develop and commercialize pursuant to the Licensing Agreement POC diagnostics for measuring proteolytic enzymes in the blood based on a proprietary detection platform (the “New Business”). Our primary product, the FibriLyzer, will employ a disposable test “biosensor” strip combined with a portable and easy to use hand held detection unit that provides a result in less than 30 seconds. The initial markets we intend to pursue for the FibriLyzer are (i) the management of hyperfibrinolytic states associate with surgery and trauma, (ii) obstetrics, (iii) diagnosis of acute events such as myocardial infarction and ischemic stroke, (iv) diagnosis of pulmonary embolism and deep vein thrombosis, (v) chronic coronary disease management and (vi) as a monitoring device to evaluate the effectiveness of coagulation therapy. We expect to follow up the FibriLyzer with similar technology, the MatriLyzer to detect collagenase levels in the blood for the detection of the recurrence of cancer. We intend to file to gain regulatory approval to sell our products in the United States, Canada and Europe.  Management intends to primarily focus on the development and commercialization of the FibriLyzer and related technology exclusively licensed pursuant to the Licensing Agreement.

              On June 30, 2016, we entered into the MSA with Integrium and PoC Capital to conduct clinical studies for us, including a clinical trial for the FibriLyzer that is scheduled to begin in the first half of 2018.

During the first quarter of 2017, we received feedback from the FDA review of our PreSubmission Package which describes our plans for developing our lead program, the FibriLyzer.  Through this process, we received confirmation that we are able to proceed with the development of the FibriLyzer via the 510(k) pathway. Additionally, we plan to seek a CLIA waiver.

Results of Operations

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016:

	Three Months Ended
	September 30,
	2017	2016	change
Revenue	$-	$-	$-
Operating expenses	490,207	359,813	130,394

Net loss from operations	(490,207)	(359,813)	(130,394)
Other loss	(227,612)	-	(227,612)

Net loss	$(717,819)	$(359,813)	$(358,006)

Operating expenses increased by $130,394, from $359,813 for the three months ended September 30, 2016 to $490,207 for the comparable period ended September 30, 2017. The difference primarily is attributable to an increase in general and administration expenses of $150,967 resulting from a rise in management fees due to an increase in full time staff, advertising and promotion expenses, and travel expense and an impairment loss of $50,000 due to our inability to pay final upfront fees on licensing agreement, offset by a decrease in professional expense of $60,329 due to decreased legal and accounting expenses and a decrease in R&D expense of $10,244 as the Company delays projects until additional funds are raised. We expect operating expenses to decrease the remainder of 2017 until we raise additional funds.

The Company had other loss of $227,612 for the three month period ended September 30, 2017 largely due to the derivative expense and the amortization of debt discount and debt issuance costs of the newly issued Notes.

As a result of the foregoing, we generated a net loss of $717,819 for the three month period ended September 30, 2017 as compared to a net loss of $359,813 for the three month period ended September 30, 2016, a change of $358,006.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016:

	Nine Months Ended
	September 30,
	2017	2016	change
Revenue	$-	$-	$-
Operating expenses	1,597,516	854,054	743,462

Net loss from operations	(1,597,516)	(854,054)	(743,462)
Other loss	(227,612)	(1,453)	(226,159)

Net loss	$(1,825,128)	$(855,507)	$(969,621)

Operating expenses increased by $743,462, from $854,054 for the nine months ended September 30, 2016 to $1,597,516 for the comparable period ended September 30, 2017. The difference primarily is attributable to: an increase in professional expense of $111,282 due to increased legal and accounting expenses as the Company works to raise funds, an increase in R&D expense of $64,432; an increase in impairment loss of $45,920 due to our inability to pay final upfront fees on Licensing Agreement; and an increase in general and administration expenses of $521,828 resulting from a rise in management fees due to an increase in full time staff, advertising and promotion expenses, and travel expense. We expect operating expenses to decrease the remainder of 2017 until we raise additional funds.

The Company had other loss of $227,612 for the nine month period ended September 30, 2017 largely due to the derivative expense and amortization of debt discount and debt issuance costs of the newly issued Notes. The Company had other loss of $1,453 for the nine month period ended September 30, 2016 due to the loss on disposal of equipment from the former drone business.

As a result of the foregoing, we generated a net loss of $1,825,128 for the nine months ended September, 2017 as compared to a net loss of $855,507 for the nine months ended September 30, 2016, a change of $969,621.

Liquidity and Capital Resources

Since our inception in 2008, we have generated losses from operations. As of September 30, 2017, our accumulated deficit was $4,165,026 of which $736,959 was related to the Former Business.  Our net loss for the nine months ended September 30, 2017 and 2016 was $1,825,128 and $855,507, respectively.

Net cash used in operating activities for the nine months ended September 30, 2017 was $1,204,118. We recorded a net loss for the nine month period of $1,825,128. Increases in accounts payable and accrued expenses increased cash by $344,450. Other items in uses of funds from operations included non-cash charges of derivative expense, impairment loss, and amortization of debt discount and debt issuance costs, which collectively totaled $274,262.

Net cash used in operating activities for the nine months ended September 30, 2016 was $484,140. We recorded a net loss of $855,507 for the period. Other items in uses of funds from operations included non-cash charges related to bad debt, depreciation, and impairment, which collectively totaled $12,543. Net changes in accounts payable, accrued liabilities, and other assets increased cash by $358,824.

Net cash provided by investing activity for the nine months ended September 30, 2017 was $0. Net cash provided by investing activities for the nine months ended September 30, 2016 was $1,292 due to the acquisition of Exactus BioSolutions.

Net cash provided by financing activities for the nine months ended September 30, 2017 was $181,750 due to proceeds from our issuance of shares of Series B-2 Preferred Stock, the promissory note, and convertible loan notes.  Net cash provided by financing activities for the nine months ended September 30, 2016 was $445,000 due to proceeds from our issuance of shares of Series B-2 Preferred Stock and offset by our payment for Series A Preferred Stock Series.

As of September 30, 2017, we had $32,968 of cash. These funds will not be sufficient to enable us to complete the development of any potential products, including the FibriLyzer, to pay our debts as they become due, including pursuant to our convertible promissory notes issued to Morningview Financial, LLC (discussed in Note 6), or to pay the licensing fees of $126,033 that are past due pursuant to our Licensing Agreement (discussed in Note 4). Accordingly, we will need to obtain further funding through public or private equity offerings, debt financing, collaboration arrangements or other sources. The issuance of any additional shares of common stock, preferred stock or convertible securities could be substantially dilutive to our shareholders. In addition, adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital, we will be forced to delay, reduce or eliminate our research and development programs and may not be able to continue as a going concern.

Going Concern

The audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2016 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. We have concluded that the circumstances described above continue to raise substantial doubt about our ability to continue as a going concern as of September 30, 2017.

Off-Balance Sheet Arrangements

As of September 30, 2017, we had no material off-balance sheet arrangements.

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

Recent Accounting Pronouncements

We have reviewed the FASB issued ASU accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

IT EM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Our CEO and CFO believe that as of September 30, 2017, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The conclusion was due to the presence of the following material weaknesses in disclosure controls and procedures due to our small size and limited resources: (i) inadequate segregation of duties and effective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both U.S. GAAP and SEC Guidelines; (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; and (iv) no written whistleblower policy.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS.

On January 20, 2017, Robert F. Parker (the “petitioner”) filed a petition in the Supreme Court of the State of New York, County of New York (the “Court”), naming, among others, the Company and Ezra Green, a former shareholder, director and officer of the Company, as respondents. The petition was received by the Company on February 7, 2017. The petitioner previously had a judgment entered in his favor and against Clear Skies Solar, Inc. and its wholly owned subsidiary Clear Skies Group, Inc. (together, “Clear Skies”), in the amount of $331,132.45, with interest accruing at a rate of 9% per year from November 21, 2014 (the “Judgment”). The Judgment remains outstanding. The petition alleged, among other things, that through a series of allegedly fraudulent conveyances occurring before the Judgment was entered against Clear Skies, the major assets of Clear Skies, which were comprised of various patents, were transferred from Clear Skies to Carbon 612 Corporation (“Carbon”), and from Clear Skies and Carbon to the Company. The petition further alleged, among other things, that the transfers were without fair consideration and rendered Clear Skies, the judgment-debtor, insolvent. The petitioner sought the entry of a judgment against the Company and the other respondents in the amount of the outstanding Judgment, with all accrued interest, reasonable attorneys’ fees and costs and disbursements.

The parties reached an agreement on settlement and the Court entered the parties’ joint stipulation of discontinuance with prejudice on September 6, 2017. The settlement agreement requires co-defendant Ezra Green to make an initial payment with subsequent, additional payments over time. The Company has agreed, in exchange for the dismissal of all claims with prejudice, to pay up to $20,000, at $2,000 per month beginning in January 2018 at the earliest, if co-defendant Ezra Green defaults on his subsequent payment obligations under the terms of the settlement agreement. The Company’s liability is capped at $20,000 in total, memorialized in a confession of judgment note, plus statutory interest if the plaintiff must file suit against the Company to collect on the confession of judgment note.

ITEM 1A.   RISK FACTORS.

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2016.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.      MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.      OTHER INFORMATION.

None

ITEM 6.      Exhibits

10.1
Securities Purchase Agreement, dated August 14, 2017, between Exactus, Inc. and Morningview Financial, LLC (attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 28, 2017 and incorporated herein by reference)

10.2	Convertible Promissory Note dated August 14, 2017 (attached as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 28, 2017 and incorporated herein by reference)
10.3
Registration Rights Agreement, dated August 14, 2017, between Exactus, Inc. and Morningview Financial, LLC (attached as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 28, 2017 and incorporated herein by reference)

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

Exactus, Inc.

November 20, 2017	/s/ Philip J. Young
Philip J. Young
Chief Executive Officer

/s/ Kelley A. Wendt
Kelley A. Wendt
Chief Financial Officer

EXHIBIT INDEX

10.1
Securities Purchase Agreement, dated August 14, 2017, between Exactus, Inc. and Morningview Financial, LLC (attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 28, 2017 and incorporated herein by reference)

10.2	Convertible Promissory Note dated August 14, 2017 (attached as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 28, 2017 and incorporated herein by reference)
10.3
Registration Rights Agreement, dated August 14, 2017, between Exactus, Inc. and Morningview Financial, LLC (attached as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 28, 2017 and incorporated herein by reference)

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