Form 10-K
period 2017-12-31
Exactus, Inc.
filed 2018-04-02
CIK 1552189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,”, “accelerated filer,”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2017, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was $5,474,210 (1).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.   36,790,537 shares of Common Stock as of March 30, 2018

DOCUMENTS INCORPORATED BY REFERENCE: None

(1) Based on a closing sale price of $0.65 per share on June 30, 2017. Excludes 25.2 million shares of the registrant’s common stock held by executive officers, directors and stockholders that the registrant has concluded were affiliates at June 30, 2017.

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

The first product will be used to assay fibrinolysis, which is the process by which clots in the blood are dissolved. The rate of fibrinolysis is carefully regulated in circulation; too little fibrinolysis leads to the formation of clots (thrombosis) and too much fibrinolysis prevents normal coagulation and can lead to excessive bleeding (hemorrhage). An elevated level of fibrinolysis is associated with many pathological conditions including myocardial infarction, pulmonary embolisms/deep vein thrombosis (PE/DVT) and ischemic stroke. Further, complications associated with surgical procedures and trauma can induce a hyperfibrinolytic state, leading to hemorrhage. In all of these medical situations, time is of the essence, and we believe current coagulation diagnostic technologies cannot return an actionable result in the time frame necessary to provide timely therapeutic intervention.

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

In practice, a disposable assay test strip is inserted into the FibriLyzer device and a drop of blood is placed into anopening at the end of the strip. The blood sample is drawn into the strip by capillary action and the fibrinolysis assay begins immediately as the device measures the current across the test-end of the biosensor, which contains the synthetic fibrin matrix. At a specific time point (20 seconds), the end-point current is recorded and the results are displayed on an easy to read screen on the hand held unit. Based on a pre-defined threshold, the operator can immediately determine the fibrolytic state of the patient to inform patient management decisions in real time. Once the test is completed, the assay test strip is removed and discarded.

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

Well-characterized proteases have been long recognized as major contributors to the proteolytic degradation of extracellular matrix during tumor invasion. In the recent years, other non-matrix proteins have also been identified as gelatinase substrates thus significantly broadening our understanding of these enzymes as proteolytic executors and regulators in tumor progression. As with fibrinolysis, MatriLyzer will detect the increase in collagenase activity in the blood using the same elactomer technology used in FibriLyzer. In MatriLyzer, the biosensor will contain a collagen-based matrix, but the principle of detection will remain the same. Our approach will be to validate the correlation of increased collagenase levels with cancer recurrence and then market the test for routine office use or at-home use.

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

Licensing Agreement

Our business substantially depends on our licensed technology. We have entered into an exclusive licensing agreement, the “Licensing Agreement” with Digital Diagnostics Inc. (“Digital Diagnostics”)to develop, produce and commercialize certain diagnostic products, including FibriLyzer and MatriLyzer, which utilize certain intellectual property rights owned or licensed by Digital Diagnostics. The Licensing Agreement provides for Exactus BioSolutions and Digital Diagnostics to collaborate through the various steps of the product and device development process, including the development, regulatory approval, commercialization and manufacture stages. Exactus BioSolutions is required to pay Digital Diagnostics, in cash and/or stock, an initial signing payment, milestone fees triggered by the first regulatory clearance or approval of each of FibriLyzer and MatriLyzer, and various sales thresholds, and royalty payments based on the net sales of the products, calculated on a product-by-product basis. The initial signing payment is due within seven days of the effective date of the agreement, with the remaining amount due upon closing of certain of our financing transactions. In 2016, the Company paid $50,000 to Digital Diagnostics as part of the initial signing payment under the Licensing Agreement and $21,659 in legal expenses. As of December 31, 2016, the Company accrued an additional $171,033 in licensing fees due to closing a financing transaction in the fourth quarter of 2016, of which $75,000 was paid during the first quarter of 2017. The Company accrued the remaining $30,000 due for the initial signing fee during the third quarter of 2017. The Company has also accrued interest, per the Licensing Agreement, of $9,802 for the remaining balance due as of December 31, 2017. As of December 31, 2017, $134,802 remained due to Digital Diagnostics.  In the first quarter of 2018, the Company paid the entire balance due to Digital Diagnostics. No milestones have been met and no milestone fees have been paid or accrued through December 31, 2017.

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

Employees

As of December 31, 2017, we have 4 employees, all of which are full time.

Item 1A.
Risk Factors.

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

As a result of our history of operating losses, the audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2017 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.   The inclusion of the going concern statement by our auditors may adversely affect our stock price and our ability to raise needed capital or enter into advantageous contractual relationships with third parties. If we were unable to continue as a going concern, the values we receive for our assets on liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

We will need additional capital to conduct our operations and develop our products and our ability to obtain the necessary funding is uncertain.

As of December 31, 2017, we had $161,215 of cash. We expect that our current levels of cash will not be sufficient to enable us to complete the development and commercialization of any potential products, including FibriLyzer and related technology. Based on our current sources of cash, we believe that our current cash and cash equivalents will fund our business until the first quarter of 2018.

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

●
the accuracy of the assumptions underlying our estimates for capital needs in 2018 and beyond;
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

At present, we are manufacturing the key component of our disposable assay test strip, which is our proprietary synthetic fibrin clot that contains an electro-active polymer (“elactomer”) that creates electrical current as the fibrin clot is dissolved by enzymes in the blood, and expect to begin to manufacturing FibriLyzer devices in the Third quarter of 2018. There is no guarantee that we will successfully develop products suitable for use in a clinical environment, and our failure to do so on a timely basis, or at all, may delay, prevent initiation or increase the costs of our planned clinical trials. Any delays in our schedule for clinical trials, regulatory approvals or other stages in the development of our technology are likely to cause us additional expense, and may even prevent the successful finalization of any or all of our product candidates, including our anticipated follow-up product, MatriLyzer. Delays in the timing for development of our technology may also have a material adverse effect on our business, financial condition and results of operations due to the possible absence of financing sources for our operations during such additional periods of time. Although we may pursue other technologies (either developed in-house or acquired), there is no assurance that any other technology will be successfully identified or exploited.

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

We cannot predict whether we will encounter problems with any of our planned clinical trials, which would cause us or regulatory authorities to delay or suspend clinical trials, or delay the analysis of data from ongoing clinical trials. We anticipate submitting a premarket notification to the FDA for FibriLyzer as Class II device pursuant to Section 510(k) of the FDAC and anticipate that we will be eligible to market and sell products by the end of 2019; however, such trials may also take significantly longer to complete and may cost more money than we expect. Failure can occur at any stage of testing, and we may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent commercialization of the current, or a future, more advanced, version of our product candidates.

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

As described in “Part II, Item 9A. Controls and Procedures” included in this annual report on Form 10-K for the year ended December 31, 2017, we disclosed material weaknesses in our disclosure controls and procedures and in our internal controls over financial reporting due to our small size and limited resources. While we are continuing to work to improve our internal controls, we cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement or maintain effective controls, or difficulties encountered in their implementation or improvement, could cause us to fail to meet our reporting obligations or could result in a material misstatement to our financial statements or other disclosures, either of which could have an adverse effect on our business, financial condition or results of operations.

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

The future sale of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could significantly and negatively affect the market price for our common stock. Our Amended and Restated Articles of Incorporation authorize us to issue 200,000,000 shares of common stock and, as of December 31, 2017, there were 35,071,862 shares of our common stock outstanding, and we have reserved 52,804,001 shares of our common stock for the potential issuance of shares upon the conversion of outstanding preferred stock, conversion of convertible loan notes, or the exercise of warrants. We expect that we will likely issue a substantial number of shares of our capital stock in financing transactions in order to fund our operations and the growth of our business. Under these arrangements, we may agree to register the shares for resale soon after their issuance. We may also continue to pay for certain goods and services with equity, which would dilute our current stockholders. Also, sales of the shares issued in this manner could negatively affect the market price of our stock.

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

Each of our Series B-1, Series B-2 and Series C Preferred Stock is convertible into shares of our common stock. In addition, we issued warrants, pursuant to which shares of our common stock may be acquired. At December 31, 2017, there were 37,920,000 shares of our common stock reserved for convertible loan notes, 13,217,334 shares of our common stock underlying shares of preferred stock, and 1,666,667 shares of common stock underlying the warrants, for which we have reserve an aggregate of 52,804,001 shares of our common stock for future issuance. In addition, we have agreed to grant stock options to certain of our officers as described under “Management—Employment Agreements.” To the extent the preferred stock is converted or warrants or stock options are exercised, existing common stockholders would experience additional dilution which may cause the price of our common stock to decline.

We do not expect to pay cash dividends in the foreseeable future on our common stock.

We have not historically paid cash dividends on our common stock, and we do not plan to pay cash dividends on our common stock in the foreseeable future.

Item 1B.
Unresolved Staff Comments.

Not applicable.

Item 2.
Properties.

We currently lease a mailbox address and shared office space in Glen Allen, Virginia. Our lease expires in March 2018. Almost all of our business is conducted virtually. We believe that this arrangement is adequate to meet our current needs. If additional or alternative space is needed in the future, we believe such space will be available on commercially reasonable terms as necessary.

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

The parties reached an agreement on settlement and the Court entered the parties’ joint stipulation of discontinuance with prejudice on September 6, 2017. The settlement agreement requires co-defendant Ezra Green to make an initial payment with subsequent, additional payments over time. The Company has agreed, in exchange for the dismissal of all claims with prejudice, to pay up to $20,000, at $1,000 per month beginning in January 2018 at the earliest, if co-defendant Ezra Green defaults on his subsequent payment obligations under the terms of the settlement agreement. The Company’s liability is capped at $20,000 in total, memorialized in a confession of judgment note, plus statutory interest if the plaintiff must file suit against the Company to collect on the confession of judgment note.

Item 4.
Mine Safety Disclosures.

Not applicable.

PART II

Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities.

Market Information

In 2016 and 2017, our common stock is quoted on the Over-The-Counter QB Venture Marketplace (OTCQB) under the symbol “EXDI” and is not listed on any exchange. The following table sets forth the range of high and low bid prices as reported for each period indicated.

	High	Low
Fiscal year ended December 31, 2016

March 31, 2016	$3.05	$3.00
June 30, 2016	3.05	0.55
September 30, 2016	2.50	0.56
December 31, 2016	1.50	0.40

	High	Low

Fiscal year ended December 31, 2017

March 31, 2017	$1.00	$0.26
June 30, 2017	0.65	0.20
September 30, 2017	0.65	0.10
December 31, 2017	0.20	0.08

The foregoing quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Holders

As of March 30, 2018, the Company had 46 common stock holders of record. In addition, as of such date, there were 7 holders of record of our Series B-1 preferred stock, 13 holders of our Series B-2 preferred stock, and one holder of our Series C preferred stock, convertible into an aggregate of 13,217,334 shares of our common stock based on conversion ratio equal to one common share for each share of preferred stock. In addition, the Company has 7 Series D preferred stock holders whose shares are convertible to 9,000,000 shares of our common stock based on a conversion ratio of 200,000 shares of common stock for each share of Series D preferred stock.

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

On June 30, 2016, we entered into a Master Services Agreement with Integrium, LLC and PoC Capital, LLC to conduct clinical studies for us, including a clinical trial for the FibriLyzer that was scheduled to begin in the second half of 2017, now the second half of 2018.

Results of Operations

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016:

	Year Ended
	December 31,
	2017	2016	change
Revenue	$-	$-	-
Operating expenses	3,124,907	1,601,486	$1,523,421

Net loss from operations	(3,124,907)	(1,601,486)	(1,523,421)
Total other loss	(735,768)	(1,453)	(734,315)

Loss from continuing operations	$(3,860,675)	$(1,602,939)	$(2,257,736)

Operating expenses increased by $1,523,421, from $1,601,486 for the year ended December 31, 2016 to $3,124,907 for the year ended December 31, 2017. The difference primarily is attributable to: impairment of prepaid clinical trial of $1,000,000 due to cash constraints to manufacture materials needed for trial, an increase in professional expense of $130,605 due to increased legal and accounting expenses as the Company works to raise funds, a decrease in R&D expense of $13,268; decrease in stock based compensation of $100,000; and an increase in general and administration expenses of $460,164 resulting from a rise in management fees due to an increase in full time staff, $41,685 of advertising and promotion expenses converted to stock for a debt settlement loss of $78,315, and travel expense. The Company also recognized settlement expense of $20,000 for the legal matter described in Note 9.

 As a result of the foregoing, we generated a loss from operations of $3,124,907 for the year ended December 31, 2017 as compared to an operating loss of $1,601,486 for the year ended December 31, 2016, a change of $1,523,421.

The Company had other loss of $735,768 for the year ended December 31, 2017, as compared to other loss of $1,453 due to loss on disposal of equipment from the former business focus for the year ended December 31, 2016. The difference is primarily due to four convertible loan note agreements the Company entered during 2017 which resulted in derivative expense of $667,200. The company recognized interest expense of $68,568 for the convertible loan notes and promissory notes entered in 2017 as well as interest on outstanding license fee.

 As a result of the foregoing, we generated a net loss from continuing operations of $3,860,675 for the year ended December 31, 2017 as compared to a net loss from continuing operations of $1,602,939 for the year ended December 31, 2016, a change of $2,257,736.

Liquidity and Capital Resources

Since our inception in 2008, we have generated losses from operations. As of December 31, 2017, our accumulated deficit was $5,200,573 of which $736,959 was related to the Former Business.  Our net loss for the years ended December 31, 2017 and 2016 was $3,860,675 and $1,602,939, respectively.

Net cash used in operating activities for the year ended December 31, 2017 was $1,234,921. We recorded a net loss of $3,860,675 for the period. Other items in uses of funds from operations included non-cash charges related to convertible loan notes derivative expense of $667,200 and interest expense of $52,795, $78,315 for a debt settlement loss and impairment of assets of $1,050,000. Changes in assets and liabilities totaled a gain of $777,444, which primarily consisted of an increase in accrued expenses of $523,757 and increase in account payable of $210,241.

Net cash used in operating activities for the year ended December 31, 2016 was $890,956. We recorded a net loss for the year of $1,602,939. Other items in uses of funds from operations included non-cash charges related stock compensation for $100,000 and charges for bad debt, loss on disposal of equipment, and equipment impairment, which collectively totaled $11,371. Increases in accounts payable and accrued liabilities increased net cash from operating activities by $547,941.

Net cash provided by investing activity for the year ended December 31, 2017 was $0. Net cash provided by investing activities for the year ended December 31, 2016 was $1,292 due to the acquisition of Exactus BioSolutions.

Net cash provided by financing activities for the year ended December 31, 2017 was $340,800 due to $267,800 in proceeds from convertible loan notes, $48,000 in proceeds from the issuance of a note payables, and $25,000 proceeds from sale of Series B-2 Preferred Stock. Net cash provided by financing activities for the year ended December 31, 2016 was $1,945,000 largely due to proceeds from our issuance of shares of Series B-2 Preferred Stock and offset by our payment for Series A Preferred Stock.

As of December 31, 2017, we had $161,215 of cash. While we expect the existing cash will fund operations through Q1 2018, these funds will not be sufficient to enable us to complete the development of any potential products, including the FibriLyzer and related technology. Accordingly, we will need to obtain further funding through public or private equity offerings, debt financing, collaboration arrangements or other sources. The issuance of any additional shares of common stock, preferred stock or convertible securities could be substantially dilutive to our shareholders. In addition, adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital, we will be forced to delay, reduce or eliminate our research and development programs and may not be able to continue as a going concern.

Going Concern

The audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2017 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

 Off-Balance Sheet Arrangements

As of December 31, 2017, we had no material off-balance sheet arrangements.

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

Item 8.
Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Exactus, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Exactus, Inc. (the “Company”) (formerly known as Spiral Energy Tech, Inc.), as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ (deficit) equity and cash flows for each of the two years in the period ended December 31, 2017 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the accompanying consolidated financial statements, the Company has suffered recurring losses from operations, generated negative cash flows from operating activities, has an accumulated deficit and has stated that substantial doubt exists about Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans in regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2014 New York, New York April 2, 2018

 Exactus, Inc.
(formerly known as Spiral Energy Tech, Inc.)
Consolidated Balance Sheets

	December 31,	December 31,
	2017	2016

ASSETS
Current Assets
Cash and cash equivalents	$161,215	$1,055,336
Prepaid expenses	11,458	19,721
Total current assets	172,673	1,075,057

Non Current Assets
Prepaid clinical trial	-	1,000,000
Intangible asset- license agreement	-	50,000
Total non current assets	-	1,050,000

TOTAL ASSETS	$172,673	$2,125,057

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current Liabilities
Accounts payable	735,051	566,495
Accrued expenses	582,236	58,479
Note payable	48,000	-
Convertible loan notes, net	57,796	-
Derivative liability	930,000	-
Settlement payable	20,000	-
Interest payable	15,232	-
Total Current Liabilities	2,388,315	624,974

TOTAL LIABILITIES	2,388,315	624,974

Commitments and contingencies (see note 7)

Stockholders' (Deficit) Equity
Preferred stock: 50,000,000 authorized; $0.0001 par value 0 shares issued and outstanding	-	-
Preferred stock Series A: 5,000,000 authorized; $0.0001 par value 4,558,042 shares issued and 0 shares outstanding	-	-
Preferred stock Series B-1: 32,000,000 authorized; $0.0001 par value 2,800,000 issued and outstanding	280	280
Preferred stock Series B-2: 10,000,000 authorized; $0.0001 par value 8,684,000 and 8,584,000 shares issued and outstanding, respectively	868	858
Preferred stock Series C: 1,733,334 authorized; $0.0001 par value 1,733,334 shares issued and outstanding	173	173
Common stock: 200,000,000 shares authorized; $0.0001 par value 35,071,862 and 34,071,862 shares issued and outstanding, respectively	3,507	3,407
Additional paid-in capital	3,980,103	3,835,263
Accumulated deficit	(6,200,573)	(2,339,898)
Total Stockholders' (Deficit) Equity	(2,215,642)	1,500,083

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$172,673	$2,125,057

The accompanying notes are an integral part of these consolidated financial statements.

Exactus, Inc.
(formerly known as Spiral Energy Tech, Inc.)
Consolidated Statements of Operations

	Year Ended December 31,
	2017	2016

Revenues	$-	$-

Operating Expenses
General and administration	1,219,309	759,145
Professional	499,522	368,917
Research and development	356,076	369,344
Stock-based compensation	-	100,000
Impairment loss	1,050,000	4,080
Total operating expenses	3,124,907	1,601,486

Net loss from operations	(3,124,907)	(1,601,486)

Other Income (loss)

Derivative expense	(667,200)	-
Interest expense	(68,568)	-
Loss on disposal of equipment	-	(1,453)
Total other (loss) income	(735,768)	(1,453)

Net loss before income taxes	(3,860,675)	(1,602,939)
Provision for income tax	-	-

Net Loss	$(3,860,675)	$(1,602,939)

Basic and Diluted Loss per Common Share	$(0.11)	$(0.08)

Weighted Average Number of Common Shares Outstanding	33,947,162	19,220,686

The accompanying notes are an integral part of these consolidated financial statements.

Exactus, Inc.
(formerly known as Spiral Energy Tech, Inc.)
Consolidated Statements of Stockholders' Equity (Deficit)

												Accumulated
	Preferred Stock - Series A		Preferred Stock- Series B-1		Preferred Stock- Series B-2		Preferred Stock- Series C		Common Stock		Additional Paid in	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	Total

Balance, December 31, 2015	-	$-	-	$-	-	$-	-	$-	515,290	$52	$643,587	$-	$(736,959)	$(93,320)

Common Stock Exchanged for Preferred Stock Series A	4,558,042	455	-	-	-	-	-	-	(393,314)	(39)	(416)	-	-	-
Preferred Series A Stock purchased and cancelled, February 29, 2016	(50,000)	(5)	-	-	-	-	-	-	-	-	(49,995)	-	-	(50,000)
Preferred Series B-1 stock issued for acquisition of Excatus Bioslution, Inc., February 29, 2016	-	-	30,000,000	3,000	-	-	-	-	-	-	(2,708)	-	-	292
Preferred Series B-2 stock issued for cash, note payable and liability, February 29, 2016	-	-	-	-	2,084,000	208	-	-	-	-	520,792	-	-	521,000
Preferred Series A conversion to common stock, March 28, 2016 and March 30, 2016	(4,508,042)	(450)	-	-	-	-	-	-	4,508,042	450	-	-	-	-
Preferred Series B-1 conversion to common stock, June 15, 2016	-	-	(27,200,000)	(2,720)	-	-	-	-	27,200,000	2,720	-	-	-	-
Common stock, Preferred Series C stock, and warrants issued for prepaid services, June 30, 2016	-	-	-	-	-	-	1,733,334	173	1,600,000	160	999,667	-	-	1,000,000
Preferred Series B-2 stock issued for cash, July 15, 2016	-	-	-	-	500,000	50	-	-	-	-	124,950	-	-	125,000
Preferred Series B-2 stock issued for cash, October 27, 2016	-	-	-	-	6,000,000	600	-	-	-	-	1,499,400	-	-	1,500,000
Common Stock issued, Share based Payment, November 11, 2016	-	-	-	-	-	-	-	-	141,844	14	99,986	-	-	100,000
Common Stock Issued, Share based Payment, December 13, 2016	-	-	-	-	-	-	-	-	500,000	50	-	-	-	50
Net Loss	-	-	-	-	-	-	-	-	-	-	-	-	(1,602,939)	(1,602,939)
Balance, December 31, 2016	-	$-	2,800,000	$280	8,584,000	$858	1,733,334	$173	34,071,862	$3,407	$3,835,263	$-	$(2,339,898)	$1,500,083

Preferred Series B-2 stock issued for cash, January 26, 2017	-	-	-	-	100,000	10	-	-	-	-	24,990	-	-	25,000
Cancellation of Share based Payment on February 22, 2017 of Common Stock issued December 13, 2016	-	-	-	-	-	-	-	-	(500,000)	(50)	-	-	-	(50)
Common Stock issued, debt settlement, October 19, 2017									1,500,000	150	119,850			120,000
Net Loss	-	-	-	-	-	-	-	-	-	-	-	-	(3,860,675)	(3,860,675)
Balance, December 31, 2017	-	$-	2,800,000	$280	8,684,000	$868	1,733,334	$173	35,071,862	$3,507	$3,980,103	$-	$(6,200,573)	$(2,215,642)

The accompanying notes are an integral part of these consolidated financial statements.

Exactus, Inc.
(formerly known as Spiral Energy Tech, Inc.)
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2017	2016

Cash Flows From Operating Activities:
Net loss	$(3,860,675)	$(1,602,939)
Adjustments to reconcile net loss to cash used in operations:
Derivative expense	667,200	-
Amortization of discount and debt issuance costs for convertible notes	52,795	-
Bad debt	-	7,010
Loss on disposal of property and equipment	-	1,453
Impairment	1,050,000	4,080
Stock-based compensation	-	100,000
Loss on debt settlement in stock	78,315	-
Bank overdraft write-off	-	(1,172)
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Prepaid expenses	8,214	(19,671)
Restricted cash	-	72,342
Increase (decrease) in operating liabilities:
Accounts payable	210,241	491,012
Accrued expenses	523,757	56,929
Settlement payable	20,000	-
Interest payable	15,232	-
Net Cash Used In Operating Activities	(1,234,921)	(890,956)

Cash Flows From Investing Activities:
Acquisition of cash balance from Exactus BioSolutions Inc.	-	1,292
Net Cash Provided by Investing Activities	-	1,292

Cash Flows From Financing Activities:
Proceeds from sale of Series B-2 Preferred Stock	25,000	1,995,000
Proceeds from issuance of notes payable	48,000	-
Proceeds from convertible loan notes	267,800	-
Payment for Series A Preferred Stock	-	(50,000)
Net Cash Provided By Financing Activities	340,800	1,945,000

Net (decrease) increase in cash and cash equivalents	(894,121)	1,055,336
Cash and cash equivalents at beginning of period	1,055,336	-

Cash and cash equivalents at end of period	$161,215	$1,055,336

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash transactions investing and financing activity:
Acquisition of license agreement from Exactus BioSolutions Inc	$-	50,000
Preferred Stock Series B-2 issued as payment for Note payable	$-	$100,000
Preferred Stock Series B-2 issued as payment for Exactus shareholder loans	$-	$51,000
Preferred Stock Series C, common stock, and warrants issued as part of Master Service Agreement and Stock Subscription Agreement as prepaid expense	$-	$1,000,000
Initial beneficial conversion feature and debt discount on convertible notes	$374,700	$-
Initial derivative liability on convertible notes	$876,000	$-
Accounts payable settled on issuance of stock	$41,685	$-

The accompanying notes are an integral part of these consolidated financial statements.

Exactus, Inc.
(formerly known as Spiral Energy Tech, Inc.)
Notes to the Audited Financial Statements
December 31, 2017 and 2016

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

Since our inception in 2008, we have generated losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As of December 31, 2017, our accumulated deficit was $5,200,573 of which $736,959 was related to the Former Business.  These conditions raise substantial doubt about the ability of the Company to continue as a going concern. As of December 31, 2017, we had $161,215 of cash. We expect that these funds will not be sufficient to enable us to complete the development of any potential products, including the FibriLyzer and related technology. Accordingly, we will need to obtain further funding through public or private equity offerings, debt financing, collaboration arrangements or other sources. The issuance of any additional shares of common stock, preferred stock or convertible securities could be substantially dilutive to our shareholders. In addition, adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital, we will be forced to delay, reduce or eliminate our research and development programs and may not be able to continue as a going concern.

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the SEC.  The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States.

Use of Estimates. The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Significant estimates during the year ended December 31, 2017 includes realization of prepaid expenses and derivative liability.

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

Share-based expense totaled $0 and $100,000 for the year ended December 31, 2017 and 2016, respectively.

Research and Development Expenses. We follow ASC 730-10, “Research and Development,” and expense research and development costs when incurred.  Accordingly, third-party research and development costs, including designing, prototyping and testing of product, are expensed when the contracted work has been performed or milestone results have been achieved. Indirect costs are allocated based on percentage usage related to the research and development. Research and development costs of $499,522 and $369,344 were incurred for the year ended December 31, 2017 and 2016, respectively.

Revenue Recognition. We recognize revenue when it is realized or realizable and estimable in accordance with ASC 605, “Revenue Recognition”. All revenue is recognized when (i) persuasive evidence of an arrangement exists; (ii) the service or sale is completed; (iii) the price is fixed or determinable; and (iv) the ability to collect is reasonably assured.

Derivatives and Hedging- Contracts in Entity’s Own Equity. In accordance with the provisions of ASC 815 “Derivatives and Hedging” the embedded beneficial conversion features in the Convertible Loan Notes (Note 5) are not considered to be indexed to our stock. As a result, these are required to be accounted for as a derivative financial liability and have been recognized as a liability on the balance sheets. The fair value of the derivative financial liability is determined using the Monte Carlo valuation model and is affected by changes in inputs to that model including the Company’s stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. The derivative financial liability is subject to re-measurement at each balance sheet date and any changes in fair value is recognized as a component in other income (expenses) (Note 6).

Fair Value Measurements. We adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value, and expands disclosure of fair value measurements. The guidance prioritizes the inputs used in measuring fair value and establishes a three-tier value hierarchy that distinguishes among the following:

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

Cash and Cash Equivalents. We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying value of those investments approximates their fair market value due to their short maturity and liquidity. Cash and cash equivalents include cash on hand and amounts on deposit with financial institutions, which amounts may at times exceed federally insured limits. As of December 31, 2017, we had cash and cash equivalents of $161,215, and as of December 31, 2016, we had cash and cash equivalents of $1,055,336.

Restricted Cash. The carrying amounts of cash and cash equivalent items which are restricted as to withdrawal or usage. Restrictions may include legally restricted deposits held as compensating balances against borrowing arrangements, contracts entered into with others, or entity statements of intention with regard to particular deposits; however, time deposits and short-term certificates of deposit are not generally included in legally restricted deposits. At December 31, 2017 and 2016, the Company had no restrictions on cash.

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

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable.  When required impairment losses on assets to be held and used are recognized based on the fair value of the asset.  The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required.  If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.  When fair values are not available, we estimate fair value by using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.  We recognized impairment losses of $1,050,000 and $4,080 for the year ended December 31, 2017 and 2016, respectively.

Related Parties. We follow ASC 850,” Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions.

Income Taxes.  We account for income taxes under ASC 740 “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. Deferred tax assets totaled $0 as of December 31, 2017 and 2016.

Earnings per Share. We compute basic and diluted earnings per share amounts in accordance with ASC Topic 260, “Earnings per Share.” Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of December 31, 2017 and 2016, the Company had 17,863,168 and 14,784,001 dilutive potential common shares, respectively.

Comprehensive Income (Loss). Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company is required to record all components of comprehensive income (loss) in the financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), net of their related tax effect, arrived at a comprehensive income (loss).  Other comprehensive loss was $0 for the year ended December 31, 2017 and 2016.

Recently Adopted Accounting Pronouncements

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

Recent Accounting Pronouncements Issued But Not Adopted as of December 31, 2017

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU creates a single source of revenue guidance for companies in all industries. The new standard provides guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers, unless the contracts are within the scope of other accounting standards. It also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets. This guidance, as amended, must be adopted using either a full retrospective approach for all periods presented or a modified retrospective approach and will be effective for fiscal years beginning after December 15, 2017 with early adoption permitted. The Company will adopt this ASU effective January 1, 2018 using the modified retrospective method.

In February 2015, the FASB issued ASU No. 2016-02, Leases (Topic 842), which amends the FASB Accounting Standards Codification and creates Topic 842, "Leases." The new topic supersedes Topic 840, "Leases," and increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requires disclosures of key information about leasing arrangements. The guidance is effective for reporting periods beginning after December 15, 2018. ASU 2016-02 mandates a modified retrospective transition method. The Company plans to adopt this ASU on January 1, 2019 and is in the process of evaluating the impact of adopting the guidance on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Cash Flow Statements, Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow classification issues with the objective of reducing diversity in practice. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other, Simplifying the Accounting for Goodwill Impairment. ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. This new guidance will be applied prospectively and is effective for calendar year end companies in 2020. Early adoption is permitted for any impairment tests performed after January 1, 2017. Adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2017, the FASB issued ASU No. 2017-11, which amends the FASB Accounting Standards Codification. Part I of ASU No. 2017-11, Accounting for Certain Financial Instruments with Down Round Features, changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. The guidance is effective for reporting periods beginning after December 15, 2019 and interim periods within those fiscal years. The Company is in the process of evaluating the impact of adopting the guidance on its consolidated financial statements.

NOTE 4. AGREEMENTS

Through the Share Exchange, the Company acquired an exclusive license agreement (the “Licensing Agreement”) between Exactus BioSolutions and Digital Diagnostics Inc. (“Digital Diagnostics”) that the Company recognized as an intangible asset.   Pursuant to the Licensing Agreement, Digital Diagnostics granted to Exactus BioSolutions an exclusive license to develop, produce and commercialize certain diagnostic products, including the FibriLyzer and MatriLyzer, that utilize certain intellectual property rights owned or licensed by Digital Diagnostics. The Licensing Agreement provides for Exactus BioSolutions and Digital Diagnostics to collaborate through the various steps of the product and device development process, including the development, regulatory approval and commercialization stages. Exactus BioSolutions is required to pay Digital Diagnostics, in cash and/or stock, an initial signing payment, milestone fees triggered by the first regulatory clearance or approval of each of the FibriLyzer and the MatriLyzer, and various sales thresholds, and royalty payments based on the net sales of the products, calculated on a product-by-product basis. In 2016, the Company paid $50,000 to Digital Diagnostics as part of the initial signing payment under the Licensing Agreement and $21,659 in legal expenses. As of December 31, 2016, the Company accrued an additional $171,033 in licensing fees due to closing a financing transaction in the fourth quarter of 2016, of which $75,000 was paid during the first quarter of 2017. The Company accrued the remaining $30,000 due for the initial signing fee during the third quarter of 2017. The Company has also accrued interest, per the Licensing Agreement, of $9,802 for the remaining balance due as of December 31, 2017. As of December 31, 2017, $134,802 remained due to Digital Diagnostics.  In the first quarter of 2018, the Company paid the entire balance due to Digital Diagnostics. No milestones have been met and no milestone fees have been paid or accrued through December 31, 2017.

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

On June 30, 2016, in order to conduct a clinical trial for the FibriLyzer and other studies, the Company entered into a Master Services Agreement (the “MSA”) with Integrium LLC (“Integrium”) and PoC Capital, LLC (“PoC Capital”). Under the MSA, Integrium has agreed to perform clinical research services in support of the development of POC diagnostics devices.  Integrium is to conduct one or more studies in compliance with FDA regulations and pursuant to the Company’s specific service orders.   PoC Capital has agreed to fund up to the first $1,000,000 in study costs and fees due to Integrium, with all fees in costs in excess of that amount being the Company’s sole responsibility, in exchange for 1,600,000 shares of the Company’s common stock, 1,733,334 shares of newly designated Series C Preferred Stock, and 1,666,667 warrants to purchase the Company’s common stock at a price of $0.60 per share exercisable for three years. For the year ended December 31, 2016 the Company had accounted $1,000,000 as prepaid expenses on the balance sheet which was impaired during the year ended December 31, 2017 due to cash constraints to manufacture materials needed for trial. See Note 8 below for additional information regarding the Company’s common stock, Series C Preferred Stock and warrants.

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

On December 18, 2017, the Company further amended the Initial Note to (i) increase the aggregate principal amount of the Initial Note to $115,000 and (ii) extend the date by which the Company is required to cause the Registration Statement to become effective to January 4, 2018. On January 4, 2018, the Company further amended the Initial Note to (i) increase the aggregate principal amount of the Initial Note to $125,000 and (ii) extend the date by which the Company is required to cause the Registration Statement to become effective to February 1, 2018.

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

The terms of the Notes require the Company to have a registration statement permitting Morningview to resell the shares of the Company’s common stock into which the Notes may be converted (the “Registration Statement”) declared effective by the SEC within 120 days of the issue date of the Initial Note. On December 18, 2017, the Company further amended the Initial Note (the "Second Amendment to Initial Note") to (i) increase the aggregate principal amount of the Initial Note to $115,000 and (ii) extend the date by which the Company is required to cause the Registration Statement to become effective to January 4, 2018. On January 4, 2018, the Company further amended the Initial Note (the “Third Amendment to Initial Note”) to (i) increase the aggregate principal amount of the Initial Note to $125,000 and (ii) extend the date by which the Company is required to cause the Registration Statement to become effective to February 1, 2018. Starting in March 2018, the Company is repaying the Note $25,000 a month.

On December 29, 2017, the Company entered into a Securities Purchase Agreement, dated as of December 21, 2017 (the "EMA Securities Purchase Agreement"), under which it agreed to sell a 12% convertible promissory note in an aggregate principal amount of $65,000 (the "EMA Note") to EMA Financial, LLC ("EMA"). The net proceeds of the sale of the EMA Note, after deducting the expenses payable by the Company, were $62,400

The EMA Note and the shares of the Company's common stock issuable upon conversion of the EMA Note have not been, and will not be, registered under the Securities Act. The Company offered and sold the EMA Note to EMA in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

The EMA Note is dated December 21, 2017 and provides the terms and conditions of the Company's obligations to EMA.  The EMA Note will bear interest at a rate of 12% per annum and will mature on December 21, 2018.

At any time after the 180th calendar day after the issue date of the EMA Note, EMA has the option to convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of the EMA Note into shares of the Company's common stock at the EMA Conversion Price.  The "EMA Conversion Price" will be the lesser of (i) the closing sale price of the Company's common stock on the trading day immediately preceding the date of conversion and (ii) 60% of either the lowest sale price of the Company's common stock during the twenty-day trading period prior to the conversion, or the closing bid price, whichever is lower. The EMA Conversion Price is subject to further reduction upon certain events specified in the EMA Note.

On December 29, 2017, the Company entered into a Securities Purchase Agreement, dated as of December 26, 2017 (the "Auctus Securities Purchase Agreement"), under which it agreed to sell a 12% convertible promissory note in an aggregate principal amount of $125,000 (the "Auctus Note") to Auctus Fund, LLC ("Auctus"). The net proceeds of the sale of the Auctus Note, after deducting the expenses payable by the Company, are expected to be $112,250.

The Auctus Note and the shares of the Company's common stock issuable upon conversion of the Auctus Note have not been, and will not be, registered under the Securities Act. The Company offered and sold the Auctus Note to Auctus in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

The Auctus Note is dated December 26, 2017 and provides the terms and conditions of the Company's obligations to Auctus.  The Auctus Note will bear interest at a rate of 12% per annum and will mature on September 26, 2018.

At any time after the 180th calendar day after the issue date of the Auctus Note, Auctus has the option to convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of the Auctus Note into shares of the Company's common stock at the Auctus Conversion Price.  The "Auctus Conversion Price" will be the lesser of (i) the lowest trading price of the Company's common stock during the twenty-five-day trading period prior to the issue date of the Auctus Note and (ii) 50% of the lowest trading price of the Company's common stock during the twenty-five-day trading period prior to the conversion. The Auctus Conversion Price is subject to further reduction upon certain events specified in the Auctus Note.

	December 31,	December 31,
	2017	2016

Convertible Loan Notes
Principal Amount	$332,500	$-
Less unamortized debt discount and debt issuance costs	(274,704)	-
Current debt less unamortized debt discount and debt issuance costs	$57,796	$-

During the year ended December 31, 2017, the Company recognized $41,991 in interest expense for the amortization of debt discounts and $10,804 for amortization of deferred issuance costs for the Notes issued on August 14, 2017, September 27, 2017, December 21, 2017, and December 26, 2017.

NOTE 6. FAIR VALUE MEASUREMENT

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

The fair value of the Initial Note on the date of issuance and on December 31, 2017 was estimated using the Monte Carlo valuation model. This method of valuation involves using inputs such as the fair value of the Company’s common stock, stock price volatility, and risk–free interest rates. Due to the nature of these inputs, the valuation of the Initial Note is considered a Level 3 measurement. The following assumptions were used on August 14, 2017 (issuance date) and December 31, 2017:

	August 14, 2017	December 31, 2017
Volatility	303.93%	333.89%
Risk-free interest rate	1.23%	1.31%
Common stock closing price	$0.20	$0.20

Based on these assumptions, the Company recorded a $240,000 derivative liability on the issuance date of the Initial Note. The initial fair values of the embedded debt derivative $87,000 was allocated as a debt discount with the remainder $153,000 was charged to current period operations as derivative expenses. The derivative liability for the Initial Note was adjusted to fair market value of $264,000 as of December 31, 2017.

The fair value of the Additional Note on the date of issuance and on December 31, 2017 was also estimated using the Monte Carlo valuation model. The following assumptions were used on September 27, 2017 (issuance date) and December 31, 2017:

	September 27, 2017	December 31, 2017
Volatility	319.5%	326.65%
Risk-free interest rate	1.33%	1.31%
Common stock closing price	$0.12	$0.20

Based on these assumptions, the Company recorded a $46,000 derivative liability on the issuance date of the Additional Note. The initial fair values of the embedded debt derivative $21,750 was allocated as a debt discount with the remainder $24,250 was charged to current period operations as derivative expenses. The derivative liability for the Additional Note was adjusted to fair market value of $63,000 as of December 31, 2017.

The fair value of the EMA note on the date of issuance and on December 31, 2017 was also estimated using the Monte Carlo valuation model. The following assumptions were used on December 21, 2017 (issuance date) and December 31, 2017:

	December 21, 2017	December 31, 2017
Volatility	300.94%	303.97%
Risk-free interest rate	1.73%	1.76%
Common stock closing price	$0.20	$0.20

Based on these assumptions, the Company recorded a $163,000 derivative liability on the issuance date of the EMA Note. The initial fair values of the embedded debt derivative $56,800 was allocated as a debt discount with the remainder $106,200 was charged to current period operations as derivative expenses. The derivative liability for the EMA Note was adjusted to fair market value of $169,000 as of December 31, 2017.

The fair value of the Auctus Note on the date of issuance and on December 31, 2017 was also estimated using the Monte Carlo valuation model. The following assumptions were used on December 26, 2017 (issuance date) and December 31, 2017:

	December 26, 2017	December 31, 2017
Volatility	320.69%	326.65%
Risk-free interest rate	1.19%	1.53%
Common stock closing price	$0.20	$0.20

Based on these assumptions, the Company recorded a $427,000 derivative liability on the issuance date of the Auctus Note. The initial fair values of the embedded debt derivative $102,250 was allocated as a debt discount with the remainder $324,750 was charged to current period operations as derivative expenses. The derivative liability for the Auctus Note was adjusted to fair market value of $434,000 as of December 31, 2017.

The Company recorded change in fair value of the derivative liability on debt to market resulting in non-cash, non-operating loss of $54,000 and $0 for the years ended December 31, 2017 and 2016, respectively, under derivative expenses.

During the year ended December 31, 2017, the Company accrued $4,495 as interest expenses on the above convertible notes.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2016 and December 31, 2017:

Derivative
Liability (convertible
notes)
Balance, December 31, 2016	$-
Initial fair value at note issuances	876,000
Extinguishment of derivative liability	-
Mark-to-market at December 31, 2017	54,000

Balance, December 31, 2017	$930,000
Net loss for the year included in earnings relating to the liabilities held at December 31, 2017	$54,000

NOTE 7. INCOME TAXES

As of December 31, 2017, the Company has a deferred tax asset, resulting from benefits of net operating loss carry forward generated from inception, which expire in varying amounts between 2028 and 2037.

The tax reform bill that Congress voted to approve Dec. 20, 2017, also known as the “Tax Cuts and Jobs Act”, made sweeping modifications to the Internal Revenue Code, including a much lower corporate tax rate, changes to credits and deductions, and a move to a territorial system for corporations that have overseas earnings.

The act replaced the prior-law graduated corporate tax rate, which taxed income over $10 million at 35%, with a flat rate of 21%.

The Company has not reviewed the all of the changes the “Tax Cuts and Jobs Act” will apply to the Company, but is reviewing such changes. Due to the continuing loss position of the Company, such changes should not be material.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% to the net income (loss) before provision for income taxes. As of December 31, 2017, there was approximately $810,000 in deferred tax assets, which were off-set by an equal valuation allowance.

The Company has not taken positions contrary to the Internal Revenue Code, however, the tax years of 2013 through 2017 remain subject to audit by the Internal Revenue Service.

The tax effects of temporary differences that give rise to the Company’s net deferred tax asset as of December 31, 2017 and 2016 are as follows:

	December 31,	December 31,
	2017	2016
Current tax benefit	$(810,000)	$(544,000)
Valuation allowance	810,000	544,000
Total tax expense	$-	$-

	December 31,	December 31,
	2017	2016
Balance forward	$794,500	$250,500
Change in deferred tax asset	490,500	544,000
Total deferred tax asset	1,285,000	794,500
Valuation allowance	(1,285,000)	(794,500)
Total tax expense	$-	$-

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

Also on February 17, 2016, the Company’s Board of Directors voted to designate a class of preferred stock entitled Series B-2 Convertible Preferred Stock (“Series B-2 Preferred Stock”), consisting of up to six million (6,000,000) shares, par value $0.0001, with a stated value of $0.25 per share.  With respect to rights on liquidation, winding up and dissolution, holders of Series B-2 Preferred Stock will be paid in cash in full, before any distribution is made to any holder of common or other classes of capital stock, an amount of $0.25 per share. Shares of Series B-2 Preferred Stock have no dividend rights except as may be declared by the Board in its sole and absolute discretion, out of funds legally available for that purpose. Shares of Series B-2 Preferred Stock are convertible, at the option of the holder, into shares of common stock on a one (1) for one (1) basis.  Holders of Series B-2 Preferred Stock have the right to vote as-if-converted to common stock on all matters submitted to a vote of the holders of the Company’s common stock. For so long as any shares of Series B-2 Preferred Stock are issued and outstanding, the Corporation shall not issue any notes, bonds, debentures, shares of preferred stock, or any other securities that are convertible to common stock unless such conversion rights are at a fixed ratio or a fixed monetary price (Note 9). On February 29, 2016, the Company issued 2,084,000 shares of Series B-2 Preferred Stock.

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

As of December 31, 2017 and 2016, 8,684,000 and 8,584,000 shares, respectively, of Series B-2 Preferred Stock are issued and outstanding.

On February 29, 2016, the Company’s Board of Directors voted to designate a class of preferred stock entitled Series B-1 Convertible Preferred Stock (“Series B-1 Preferred Stock”), consisting of up to thirty-two million (32,000,000) shares, par value $0.0001.  With respect to rights on liquidation, winding up and dissolution, the Series B-1 Preferred Stock ranks pari passu to the class of common stock. Shares of Series B-1 Preferred Stock have no dividend rights except as may be declared by the Board in its sole and absolute discretion, out of funds legally available for that purpose. Shares of Series B-1 Preferred Stock are convertible, at the option of the holder, into shares of common stock on a one (1) for one (1) basis. Holders of Series B-1 Preferred Stock have the right to vote as-if-converted to common stock on all matters submitted to a vote of holders of the Company’s common stock. On February 29, 2016, the Company issued 30,000,000 shares of Series B-1 Preferred Stock, of which 2,800,000 remain outstanding as of December 31, 2017 and 2016.

On June 30, 2016, pursuant to the MSA summarized in Note 4, the Company’s Board of Directors approved a Certificate of Designation authorizing 1,733,334 shares of new Series C Preferred Stock, par value $0.0001.  The Series C Preferred Stock ranks equally with our common stock with respect to liquidation rights and is convertible to common stock on a 1 for 1 basis.  The conversion rights of holders of the Series C Preferred Stock are limited such that no holder may convert any shares of preferred stock to the extent that such holder, immediately following the conversion, would own in excess of 4.99% of our issued and outstanding shares of common stock.  This limitation may be increased to 9.99% upon 61 days written notice by a holder of the Series C Preferred Stock to the Company.  On June 30, 2016, the Company issued 1,733,334 shares of Series C Preferred Stock to PoC Capital valued at $511,334 as prepaid expenses on the balance sheet. As of December 31, 2017 and 2016, 1,733,334 shares of Series C Preferred Stock are issued and outstanding

Common Stock

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

On June 30, 2016, pursuant to the MSA summarized in Note 4, the Company issued 1,600,000 shares of common stock to PoC Capital valued at $480,000 as prepaid expenses on the balance sheet.

 Pursuant to a services agreement with IRTH Communications, LLC (“IRTH”) in which IRTH agreed to perform certain investor relations, financial communications, and strategic consulting services, the Company issued $100,000 of our common stock, or 141,844 shares, to IRTH on November 18, 2016 in partial consideration for those services. On December 13, 2016, the Company issued an additional 500,000 shares of common stock to IRTH pursuant to an addendum to the services agreement and in consideration of certain additional services, including telemarketing and investor outreach services, to be provided by IRTH.  On February 22, 2017, the Company and IRTH agreed that IRTH would not provide the additional services pursuant to an addendum to a services agreement and the 500,000 shares of common stock issued on December 13, 2016 were returned to the Company and retired.

On October 19, 2017, the Company issued 1,500,000 shares of its common stock to IRTH to settle $41,685 of outstanding advertising and promotion expenses and accounted for a debt settlement loss of $78,315.

There were 35,071,862 and 34,071,862 common shares issued and outstanding at December 31, 2017 and 2016, respectively.

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

There were 1,666,667 warrants outstanding at December 31, 2017 and 2016.

NOTE 9. COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of December 31, 2017, and 2016.

Per clause 7, No Variable Rate Convertible Securities, in the subscription agreements of Series B-2 Preferred Stock, for so long as any shares of Series B-2  Preferred Stock are issued and outstanding, the Corporation shall not issue any notes, bonds, debentures, shares of preferred stock, or any other securities that are convertible to common stock unless such conversion rights are at a fixed ratio or a fixed monetary price. The Company issued variable convertible notes during the yearwhich is in violation of this clause (Note 5). The Company kept the Series B-2 holders informed of the Company’s cash needs though out the year and Series B-2 holders had the opportunity to participate in convertible loan notes.  Subsequently, the Company's largest Series B holder participated into two note purchase agreements on March 22, 2018 (Note 11).

 On January 20, 2017, Robert F. Parker (the “petitioner”) filed a petition in the Supreme Court of the State of New York, County of New York (the “Court”), naming, among others, the Company and Ezra Green, a former shareholder, director and officer of the Company, as respondents. The petition was received by the Company on February 7, 2017. The petitioner previously had a judgment entered in his favor and against Clear Skies Solar, Inc. and its wholly owned subsidiary Clear Skies Group, Inc. (together, “Clear Skies”), in the amount of $331,132 with interest accruing at a rate of 9% per year from November 21, 2014 (the “Judgment”). The Judgment remains outstanding. The petition alleged, among other things, that through a series of allegedly fraudulent conveyances occurring before the Judgment was entered against Clear Skies, the major assets of Clear Skies, which were comprised of various patents, were transferred from Clear Skies to Carbon 612 Corporation (“Carbon”), and from Clear Skies and Carbon to the Company. The petition further alleged, among other things, that the transfers were without fair consideration and rendered Clear Skies, the judgment-debtor, insolvent. The petitioner sought the entry of a judgment against the Company and the other respondents in the amount of the outstanding Judgment, with all accrued interest, reasonable attorneys’ fees and costs and disbursements.

The parties reached an agreement on settlement and the Court entered the parties’ joint stipulation of discontinuance with prejudice on September 6, 2017. The settlement agreement requires co-defendant Ezra Green to make an initial payment with subsequent, additional payments over time. The Company has agreed, in exchange for the dismissal of all claims with prejudice, to pay up to $20,000, at $1,000 per month beginning in January 2018 at the earliest, if co-defendant Ezra Green defaults on his subsequent payment obligations under the terms of the settlement agreement. The Company’s liability is capped at $20,000 in total, memorialized in a confession of judgment note, plus statutory interest if the plaintiff must file suit against the Company to collect on the confession of judgment note. In management’s opinion, we have incurred a probable loss as set forth by accounting principles generally accepted in the United States, estimated the loss to be $20,000, and recorded the appropriate accounting entries which are reflected in our financial statements.

NOTE 10. RELATED PARTY CONSIDERATIONS

Some of the officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. We have not formulated a policy for the resolution of such conflicts.

On November 20, 2017, Dr. Dimitrov provided a notice dated November 21, 2017 to the Company stating that he was resigning from the Board, effective immediately. Dr. Dimitrov indicated that his resignation from the Board was based on the deteriorating relationship between the Company and Digital Diagnostics over the non-payment of fees owed by the Company pursuant to the licensing agreement between the Company and Digital Diagnostics. Dr. Dimitrov currently serves as the President of Digital Diagnostics, and the Company has licensed the right to develop, produce and commercialize certain diagnostic products, including the FibriLyzer and MatriLyzer, utilizing certain intellectual property rights owned or licensed by Digital Diagnostics. Dr. Dimitrov believes that, in light of these concerns, his role as both a Director of the Company and the President of Digital Diagnostics creates a conflict of interest and has decided to focus his time and energy on doing what is best for the shareholders of Digital Diagnostics. For the year ended December 31, 2017 and 2016, the Company accrued $30,000 and $171,033, respectively, in licensing fees expenses to Digital Diagnostics. As of December 31, 2017 and 2016, $126,032 and $171,032, respectively, are shown as accrual under accounts payable. The Company has also accrued interest at 3% over the prime rate, per the Licensing Agreement, of $9,802 for the remaining balance due as of December 31, 2017. The Company paid $75,000 and $50,000 during the years ended December 31, 2017 and 2016. In the first quarter of 2018, the Company paid the entire balance due to Digital Diagnostics.

For the years ended December 31, 2017 and 2016, $300,000 and $251,096, respectively, was recognized in Research and Development expenses for consulting provided by Dr. Dimitrov. As of December 31, 2017 and 2016, $275,000 and $101,095, respectively, are shown as accrual under accounts payable. During the year ended December 31, 2017 and 2016, $125,000 and $150,000, respectively was paid.

On June 28, 2017, the Company issued to two of the Company’s executive officers a promissory note in the principal amount up to $100,000, which amount may be drawn upon by the Company as bridge financing for general working capital purposes. The promissory note accrues interest at a rate of 8.0% per annum and matures on the earlier of (i) one (1) year from the date of the promissory note, and (ii) the closing the sale of the Company’s securities in a single transaction or a series of related transactions from which at least $500,000 of gross proceeds are raised. As of December 31, 2017, the Company has drawn $48,000 on the promissory note and recorded as a note payable. During the year ended December 31, 2017, the Company accrued $1,967 as interest expenses on the above notes payable.

NOTE 11. SUBSEQUENT EVENTS

In accordance with authoritative guidance, we have evaluated any events or transactions occurring after December 31, 2017, the balance sheet date, through the date of filing of this report and note that there have been no such events or transactions that would require recognition or disclosure in the consolidated financial statements as of and for the year ended December 31, 2017, except as disclosed below.

Common Stock
On February 9, 2018, the Company issued 1,718,675 shares of its common stock to settle $91,306 of outstanding legal expenses and accounted for a debt settlement loss of $252,429.

Series D Preferred Stock
The Company has filed the Series D Certificate of Designation with the Nevada Secretary of State to designate and offer for sale 200 shares of the Company’s preferred stock as the Series D Preferred Stock (the “Series D”) to certain accredited investors, including affiliates of the Company (collectively the “Investors”), with a maximum offering amount of $2,200,000 (the “Offering”).

Up to 200 shares of Series D are being offered at a purchase price of $10,000 per share. The Company is offering 70 shares of the 200 authorized Series D shares as re-payment for outstanding obligations of the Company at an effective re-payment price of $12,500 per share. To date the Company has received $550,000 in connection with the Offering including $50,000 in cash for 5 shares of Series D Preferred Stock and $500,000 in debt re-payment for 40 shares of Series D Preferred Stock. The Company intends to use the proceeds from the Offering immediately for general corporate purposes, including working capital.

Pursuant to the terms of the Series D Subscription Agreement, immediately following the consummation of an offering of the Company’s Common Stock for which the gross proceeds of the offering exceed $5,000,000 (a “Qualified Offering”), each share of Series D automatically converts into 200,000 shares of Common Stock (the “Conversion Shares”). The Company agreed that within 45 days of a Qualified Offering the Company shall file a registration statement with the SEC registering the Conversion Shares for resale by the Investors.

Series B-2 Preferred Stock Warrants
On March 14, 2018 (the “Warrant Date”), the Board of Directors of the Company approved the issuance of up to 5,045,404 two-year Warrants to purchase shares of the Company’s Common Stock to the holders of the Company’s Series B 2 Preferred Stock (each a “B-2 Holder”). The Warrants are exercisable at of $0.05 per share. Each B-2 Holder shall be issued Warrants to purchase 0.581 shares of Common Stock for each share of Series B-2 Preferred Stock (the “Series B-2”) held by the B-2 Holder.

On March 20, 2018, the Company issued Warrants to purchase up to 3,486,000 shares of the Company’s Common Stock, to MS, who is a B-2 Holder. The Company intends to issue an additional 1,559,404 Warrants to the B-2 Holders.

MagnaSci Fund, L.P., Promissory Notes
On March 22, 2018, the Company entered into two note purchase agreements (together “NPA”), under which the Company issued MagnaSci Fund, L.P. (“MS”) two convertible promissory notes (collectively the “Notes”) with a total principal amount of $100,000. The Notes bear interest at a rate of 5% per annum and will mature on February 1, 2023 (the “Maturity Date”).

If a Qualified Financing occurs prior to the Maturity Date, then the outstanding principal balance of the Notes, together with all accrued and unpaid interest thereon, shall be automatically converted into a number of shares of the Company’s common stock at $0.05 per Share. The Notes offers MS registration rights wherein the Company agrees that within 45 days of a Qualified Offering, prior to the Maturity Date, the Company shall file a registration statement with the SEC registering for resale the shares of Company’s common stock into which the Notes are convertible.

Convertible Loan Note
On March 22, 2018, The Company entered into a securities purchase agreement, effective March 16, 2018, with an investor pursuant to which the Company issued and sold a convertible promissory note (the “Note”) to the investor in the aggregate principal amount of $58,500 original issue discount of 10%, and received gross proceeds of $48,000. The Note matures on the earlier of (i) December 16, 2018, or (ii) the date in which a registration statement for the shares underlying the Note is declared effective (either the “Maturity Date”). The Note bears interest at 9% per annum. Beginning June 16, 2018, the investor may elect to convert the Note into shares of common stock of the Company at the lower of (i) $0.25 per share or (ii) 51% of the lowest trading price of the Company’s common stock during the 25 day period prior to the conversion, subject to adjustment (the “Conversion Price”).

Item 9.
Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.
Controls and Procedures.

(a) Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report. We have concluded that, based on such evaluation, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as of December 31, 2017, as further described below.

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

Management’s Assessment

Management has determined that, as of the December 31, 2017 measurement date, there were material weaknesses in both the design and effectiveness of our internal control over financial reporting. Management has assessed these deficiencies and has determined that there were four general categories of material weaknesses in internal control over financial reporting. As a result of our assessment that material weaknesses in our internal control over financial reporting existed as of December 31, 2017, management has concluded that our internal control over financial reporting was not effective as of December 31, 2017. A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified at least two material weaknesses in our internal control over financial reporting.  Specifically, (1) we lack a sufficient number of employees to properly segregate duties and provide adequate review of the preparation of the financial statements and (2) we lack sufficient independent directors on our Board of Directors to maintain Audit and other committees consistent with proper corporate governance standards. We have limited financial resources and only four employees. The lack of personnel is a weakness because it could lead to improper classification of items and other failures to make the entries and adjustments necessary to comply with U.S. GAAP. Accordingly, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of December 31, 2017.

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

None.

PART III

Item 10.
Directors, Executive Officers and Corporate Governance.

Director Information

The Board of Directors of the Company is currently comprised of two members. The following biographical information discloses each director’s age, business experience and other directorships held during the past five years. It also includes the experiences, qualifications, attributes and skills that led to the conclusion that the individual should serve as a director for the Company.

Philip J. Young, age 60, was appointed as our President, Chief Executive Officer, and Chairman of the Board in March 2016. He was previously appointed as a member of the Board of Directors on February 29, 2016. Mr. Young was a Founder of Exactus BioSolutions and served as its Chairman, President and Chief Executive Officer. He has served as a Director and Executive Officer for public and private companies for the past 20 years where he has created significant shareholder value, built integrated commercial operations and directed successful M&A transactions. From October 2011 through December 2014, he served as President, Chief Executive Officer and Director for AmpliPhi Biosciences, a global biopharmaceutical company, where he completed a transformational restructuring, collaborations and financings. He was the President, Chief Executive Officer and Director of Osteologix, Inc. from April 2007 – March 2011, where he established corporate offices in Ireland after successfully completing a global divestiture of its lead program. Prior to joining Osteologix, Mr. Young served as an Executive Vice President and Chief Business Officer for Insmed Inc., a publicly traded biotechnology company where he directed all financing, commercial and corporate communications activities. Prior to Insmed Inc., Mr. Young held executive positions at Élan, Neurex, and Pharmacia Corporations. Mr. Young started his management career in the biopharmaceutical industry at Genentech Inc. where he was responsible for their cardiovascular and endocrine product launches sales and marketing.

Timothy Ryan, age 57, was appointed as our Executive Vice President in March 2016. He was appointed as a member of our Board of Directors on February 29, 2016. Mr. Ryan was a Founder and Executive Vice President of Exactus BioSolutions. He was the Founder, and for the past seven years, Managing Director, of The Shoreham Group, a Life Sciences Advisory and Investor Relations firm. In 2012, Mr. Ryan led the successful leveraged buy-out of Merrill Industries, a manufacturer and distributor of packaging products. He currently serves on its board of directors. For the five years preceding Shoreham’s formation in 2008, he was a Senior Vice President of the Trout Group, a Life Sciences Advisory and Investor Relations firm. Prior to that, he was the Chairman of the Board of Stracq, Inc., an acquisition vehicle where he led the successful buyout of a healthcare ingredient company, Stryka Botanics, from Chapter 11 bankruptcy. On Wall Street, he has been an Investment Banker and Head of Capital Markets where he managed both public offerings and private placements. He also ran a syndicate department and managed Institutional and Retail sales teams. Mr. Ryan was a Senior Vice President of Lehman Brothers and a Principal of the Hambrecht & Quist Group. He is a graduate of Boston College.

Executive Officers Who Are Not Directors

The following provides certain biographical information with respect to each executive officer of the Company who is not a director.

James R. Erickson, Ph.D., age 55, was appointed as our Chief Business Officer on December 1, 2016, effective December 5, 2016. Prior to joining Exactus, Dr. Erickson served as a Senior Transaction Advisor at Ferghana Partners, a healthcare investment bank focusing on financings, M&A and corporate partnering in the diagnostic and therapeutic sectors, a position he held since October 2013. Previously, Dr. Erickson served as Chief Executive Officer of BayPoint Biosystems, Inc., a proteomic company focused on commercializing diagnostics/research tools-oriented technology from the M.D. Anderson Cancer Center, from December 2005 to August 2013.

Kelley A. Wendt, age 44, was appointed as our Chief Financial Officer and Treasurer in January 2016. From December 2011 through September 2014, Ms. Wendt served as the Chief Financial Officer and consultant for Ampliphi BioSciences Corporation, a global biopharmaceutical company. Prior to joining AmpliPhi, she served as the Chief Financial Officer for Osteologix, Inc. Prior to joining Osteologix, Ms. Wendt served as the Chief Financial Officer for Crop Life America, a global chemical industry trade organization, from 2006 to 2008. She is the former Controller for Sheltering Arms Hospitals, a rehabilitation hospital company with nine facilities across the Richmond, Virginia region. Her pre-executive experience consists of several regional and national public accounting firms, primarily in audit and consulting roles. Ms. Wendt received a B.S. in business and accounting from Wright State University.

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

Summary Compensation Table

	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation(1)	All Other Compensation	Total

Philip J. Young	2017	$325,000	$--	$--	$--	$325,000
President and Chief Executive Officer

Philip J. Young	2016	$297,917	$--	$--	$--	$297,917
President and Chief Executive Officer

James R. Erickson, Ph.D.	2017	$125,000	$--	$--	$--	$125,000
Chief Business Officer

Timothy Ryan	2017	$120,000	$--	$--	$--	$120,000
Executive Vice President

Timothy Ryan	2016	$110,000	$--	$--	$--	$110,000
Executive Vice President

(1)   Pursuant to our employment agreements with Mr. Young, Mr. Erickson, and Mr. Ryan, we have agreed to grant stock options to these officers as described under “—Employment Agreements” below. We anticipate that our Board of Directors will determine the amount of these awards and grant these stock options following adoption of our Stock Option Plan in the second quarter of 2018.

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

Stock Option Plan

We anticipate adopting a Stock Option Plan in the second quarter of 2018, pursuant to which our Board of Directors may grant stock options to employees, directors and consultants from time to time. Pursuant to our employment agreements with Mr. Young and Mr. Ryan, we have agreed to grant stock options to these officers as described under “—Employment Agreements” above. We anticipate that our Board of Directors will determine the amount of these awards and grant these stock options following adoption of our Stock Option Plan.

As of December 31, 2017, we did not have any compensation plans under which shares of our common stock were authorized for issuance, nor did we have any stock options outstanding.

Director Compensation

Our directors currently do not receive any compensation for their service as members of our Board of Directors.

Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of December 31, 2017, regarding the number of shares of our common stock beneficially owned by each director, each executive officer and by all directors and executive officers as a group. Beneficial ownership includes shares, if any, held in the name of the spouse, minor children or other relatives of the director or executive officer living in such person’s home, as well as shares, if any, held in the name of another person under an arrangement whereby the director or executive officer can vest title in himself at once or at some future time. Unless otherwise noted, each shareholder’s address is 4870 Sadler Road, Suite 300, Glen Allen, VA 23060, and each shareholder has sole voting power and investment power with respect to securities shown in the table below.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Common Stock	Philip J. Young	8,668,000(2)	24.6%
Common Stock	Kelley A. Wendt	600,000(3)	1.7%
Common Stock	Timothy Ryan	8,618,000(4)	24.5%
Common Stock	James R. Erickson	1,600,000	4.6%

	Directors and executive officers as a group (4 individuals)	19,486,000	55.4%
_________________

(1) Based on 35,071,862 shares of our common stock outstanding as of December 31, 2017.
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

The following table sets forth information, as of December 31, 2017, regarding the number of shares of our common stock beneficially owned by all persons known by us, other than those set forth in the table above, who own five percent or more of our outstanding shares of common stock.

	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Common Stock	MagniSciFund, LP 123 N Post Oak Lane, Suite 400 Houston, TX 77024	6,000,000(2)	14.6%
Common Stock	Digital Diagnostics, PTY 606 Sherwood Road Sherwood, QLD, 4075 Australia	3,600,000(3)	9.3%
Common Stock	PoC Capital LLC 2995 Woodside Avenue, Suite 400-121 Woodside, CA 94062	3,400,001(4)	8.8%
Common Stock	Sandor Capital Master Fund 2828 Routh Street, Suite 500 Dallas, TX 75201-1438	2,300,000(5)	6.3%
Common Stock	Velocity Health Capital 95 White Bridge Road, Suite 509 Nashville, TN 37205	2,068,000(6)	5.9%

_________________
(1) Based on 35,071,862 shares of our common stock outstanding as of December 31, 2017.
(2) Includes 6,000,000 shares of common stock issuable upon the conversion of shares of Series B-2 Preferred Stock at a rate of one share of common stock for each share of Series B-2 Preferred Stock.
(3) Includes 3,600,000 shares of common stock held by Digital Diagnostics, Inc., of which Dr. Dimitrov is President and 78% owner.
(4) Includes 1,733,334 shares of common stock issuable upon the conversion of shares of Series C Preferred Stock at a rate of one share of common stock for each share of Series C Preferred Stock and 1,666,667 shares of common stock issuable upon exercise of outstanding warrants.
(5) Includes 300,000 shares of common stock issuable upon the conversion of shares of Series B-1 Preferred Stock at a rate of one share of common stock for each share of Series B-1 Preferred Stock and 900,000 shares of common stock issuable upon the conversion of shares of Series B-2 Preferred Stock at a rate of one share of common stock for each share of Series B-2 Preferred Stock.
(6) Includes 168,000 shares of common stock issuable upon the conversion of shares of Series B-2 Preferred Stock at a rate of one share of common stock for each share of Series B-2 Preferred Stock.

Item 13.
Certain Relationships and Related Transactions, and Director Independence.

We currently have a consulting arrangement with Dr. Krassen Dimitrov, a shareholder of the Company. In February 2016, we entered into a consulting agreement with Dr. Dimitrov pursuant to which we retained KD Innovations Ltd., a company fully owned by him (“KD Innovations”), for a fee of $25,000 per month during the term of the arrangement, to manage the design and production of our lead device, FibriLyzer, and provide scientific expertise. For the year 2017 and 2016, we recognized $300,000 and $250,000, respectively, in research and development expenses in connection with these consulting services. The consulting agreement does not have a fixed term; however, it may be terminated with immediate effect at any time upon mutual agreement between us and KD Innovations, or by either party with 90-days written notice to the other party.

In addition, Dr. Dimitrov is President and a 78% owner of Digital Diagnostics, Inc., with whom we have entered into the Licensing Agreement. The Licensing Agreement provides for Exactus BioSolutions and Digital Diagnostics to collaborate through the various steps of the product and device development process, including the development, regulatory approval and commercialization stages. Exactus BioSolutions is required to pay Digital Diagnostics, in cash and/or stock, an initial signing payment, milestone fees triggered by the first regulatory clearance or approval of each of FibriLyzer and MatriLyzer, and various sales thresholds, and royalty payments based on the net sales of the products, calculated on a product-by-product basis. The initial signing payment is due within seven days of the effective date of the agreement, with the remaining amount due upon closing of certain of our financing transactions. In 2016, the Company paid $50,000 to Digital Diagnostics as part of the initial signing payment under the Licensing Agreement and $21,659 in legal expenses. As of December 31, 2016, the Company accrued an additional $171,033 in licensing fees due to closing a financing transaction in the fourth quarter of 2016, of which $75,000 was paid during the first quarter of 2017. The Company accrued the remaining $30,000 due for the initial signing fee during the third quarter of 2017. The Company has also accrued interest, per the Licensing Agreement, of $9,802 for the remaining balance due as of December 31, 2017. As of December 31, 2017, $134,802 remained due to Digital Diagnostics.  No milestones have been met and no milestone fees have been paid or accrued through December 31, 2017.

Director Independence

Our Board of Directors currently consists of three directors: Philip J. Young, and Timothy Ryan, neither of whom would be considered “independent” within the meaning of NASDAQ listing standards.

Item 14.
Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended December 31, 2017 and 2016 was $62,500 and $58,000, respectively.

Audit-Related Fees

The aggregate fees billed by our principal accountant for assurance and advisory services that were related to the performance of the audit or review of our financial statements for the year ended December 31, 2017 and 2016 was $0 each year.

Tax Fees

            The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the years ended December 31, 2017 and 2016 was $5,200 and $0 each year. These fees related to the preparation of federal income and state franchise tax returns.

All Other Fees

The aggregate fees billed for products and services provided by someone other than our principal accountant for the fiscal year ended December 31, 2017 and 2016 was $0 each year.

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

PART IV

Item 15.
Exhibits, Financial Statement Schedules.

1. Documents filed as part of this report:

1.
Financial Statements. Reference is made to the Index to the Consolidated Financial Statements set forth under Part II, Item 8, on page 23 of this Form 10-K.

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

3.8	Certificate of Designation for Series C Preferred Stock (attached as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 7, 2016 and incorporated herein by reference)
3.9	Bylaws (attached as Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-183360), filed August 16, 2012 and incorporated herein by reference)
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

EXACTUS, INC.

Date: April 2, 2018	By:	/s/ Philip J. Young
Philip J. Young President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated on March 31, 2017.

Date: April 2, 2018	By:	/s/ Philip J. Young
Philip J. Young President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: April 2, 2018	By:	/s/ Kelley A. Wendt
Kelley A. Wendt Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Date: April 2, 2018	By:	/s/ Timothy Ryan
Timothy Ryan Executive Vice President and Director

EXHIBIT INDEX

Exhibit No.	Description
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

3.8	Certificate of Designation for Series C Preferred Stock (attached as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 7, 2016 and incorporated herein by reference)
3.9	Bylaws (attached as Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-183360), filed August 16, 2012 and incorporated herein by reference)
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