Form 10-Q
period 2018-03-31
Exactus, Inc.
filed 2018-05-21
CIK 1552189

   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 333-183360

EXACTUS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	27-1085858
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

4870 Sadler Road, Suite 300
Glen Allen, VA	23060
(Address of Principal Executive Offices)	(Zip Code)

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

The registrant had 36,790,537 shares of Common Stock, par value $0.0001 per share, outstanding as of May 21, 2018.

-i-

Exactus, Inc.
(formerly known as Spiral Energy Tech, Inc.)
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$38,935	$161,215
Prepaid expenses	46,504	11,458
Total current assets	85,439	172,673

TOTAL ASSETS	$85,439	$172,673

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	732,062	735,051
Accrued expenses	881,780	582,236
Note payable	48,000	48,000
Convertible loan notes, net	141,425	57,796
Derivative liability	544,000	930,000
Settlement payable	17,000	20,000
Interest payable	16,925	15,232
Total Current Liabilities	2,381,192	2,388,315

Long Term Liabilities
Notes Payable	100,000	-
Total Long Term Liabilities	100,000	2,388,315

TOTAL LIABILITIES	2,481,192	2,388,315

Commitments and contingencies (see note 9)

Stockholders' Deficit
Preferred stock: 50,000,000 authorized; $0.0001 par value 0 shares issued and outstanding	-	-
Preferred stock Series A: 5,000,000 authorized; $0.0001 par value 4,558,042 shares issued and 0 shares outstanding	-	-
Preferred stock Series B-1: 32,000,000 authorized; $0.0001 par value 2,800,000 issued and outstanding	280	280
Preferred stock Series B-2: 10,000,000 authorized; $0.0001 par value 8,684,000 shares issued and outstanding, respectively	868	868
Preferred stock Series C: 1,733,334 authorized; $0.0001 par value 1,733,334 shares issued and outstanding	173	173
Preferred stock Series D: 200 authorized; $0.0001 par value 45 and 0 shares issued and outstanding, respectively	1	-
Common stock: 200,000,000 shares authorized; $0.0001 par value 36,790,537 and 35,071,862 shares issued and outstanding, respectively	3,679	3,507
Additional paid-in capital	4,873,665	3,980,103
Accumulated deficit	(7,274,419)	(6,200,573)
Total Stockholders' Deficit	(2,395,753)	(2,215,642)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$85,439	$172,673

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Exac tus, Inc.
(formerly known as Spiral Energy Tech, Inc.)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2018	2017

Revenues	$-	$-

Operating Expenses
General and administration	1,196,138	292,813
Professional	111,557	219,989
Research and development	75,000	88,210
Total operating expenses	1,382,695	601,012

Net loss from operations	(1,382,695)	(601,012)

Other Income (loss)

Derivative gain	420,150	-
Amortization of discount and debt issuance costs for convertible notes	(99,078)
Interest expense	(12,223)	-
Total other (loss) income	308,849	-

Net loss before income taxes	(1,073,846)	(601,012)
Provision for income tax	-	-

Net Loss	$(1,073,846)	$(601,012)

Basic and Diluted Loss per Common Share	$(0.03)	$(0.02)

Weighted Average Number of Common Shares Outstanding	36,179,376	33,860,762

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Exactus, Inc.
(formerly known as Spiral Energy Tech, Inc.)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2018	2017

Cash Flows From Operating Activities:
Net loss	$(1,073,846)	$(601,012)
Adjustments to reconcile net loss to cash used in operations:
Derivative gain	(436,650)	-
Amortization of discount and debt issuance costs for convertible notes	99,078	-
Debt forgiveness		-
Interest expense	12,223	-
Loss on debt settlement in stock	257,801	-
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Prepaid expenses	(35,046)	(4,409)
Increase (decrease) in operating liabilities:
Accounts payable	(2,989)	(174,887)
Accrued expenses	885,456	(3,121)
Settlement payable	(3,000)	-
Interest payable	1,693	-
Net Cash Used In Operating Activities	(295,280)	(783,429)

Cash Flows From Investing Activities:
Net Cash Provided by Investing Activities	-	-

Cash Flows From Financing Activities:
Proceeds from sale of Series B-2 Preferred Stock	-	25,000
Proceeds from sale of Series D Preferred Stock	50,000	-
Proceeds from notes payable	100,000	-
Payments on convertible loan notes	(25,000)
Proceeds from convertible loan notes	48,000	-
Net Cash Provided By Financing Activities	173,000	25,000

Net (decrease) increase in cash and cash equivalents	(122,280)	(758,429)
Cash and cash equivalents at beginning of period	161,215	1,055,336

Cash and cash equivalents at end of period	$38,935	$296,907

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash transactions investing and financing activity:
Debt settled by Preferred Series D stock issued, March 28, 2018	$500,000	$-
Debt settled by common stock issued, February 2, 2018	$85,934	$
Increases in convertible loan note principal	$16,500	$
Initial benefical conversion feature and debt discount on convertible notes	$58,500	$-
Initial derivative liability on convertible notes	$94,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Exactus, Inc.
(Formerly known as Spiral Energy Tech, Inc.)
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2018

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by accounting principles generally accepted in the United States (“GAAP”). The financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission (the “SEC”) by Exactus, Inc. (formerly known as Spiral Energy Tech, Inc. and Solid Solar Energy, Inc.) (“Exactus”, “our”, “us”, “we” or the “Company” refer to Exactus, Inc. and its wholly-owned subsidiary, unless the context otherwise requires) on April 2, 2018. On February 29, 2016, after acquiring all the issued and outstanding capital stock of Exactus BioSolutions, Inc., the Company changed its business focus from drone technology to a life science company. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for fair presentation.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the entire year or for any other period.

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

As of March 31, 2018, we had no products available for sale. There can be no assurance that our technology will be approved for sale or, if approved for sale, be commercially successful. In addition, we operate in an environment of rapid change in technology and are dependent upon the continued services of our current consultants and subcontractors.

As of March 31, 2018, we had $38,935 of cash. These funds will not be sufficient to enable us to complete the development of any potential products, including the FibriLyzer, to pay our debts as they become due, including pursuant to our convertible promissory notes (discussed in Note 6). Accordingly, we will need to obtain further funding through public or private equity offerings, debt financing, collaboration arrangements or other sources in order to continue our business. The issuance of any additional shares of common stock, preferred stock or convertible securities could be substantially dilutive to our shareholders. In addition, adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital, we would be forced to delay, reduce or eliminate our research and development programs and may not be able to continue as a going concern.

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

The audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2017 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. We have concluded that the circumstances described above continue to raise substantial doubt about our ability to continue as a going concern as of March 31, 2018.

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

Cash and cash equivalents were $38,935 and $161,215 at March 31, 2018 and December 31, 2017, respectively.

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

Research and Development Expenses

We follow ASC 730-10, “Research and Development,” and expense research and development costs when incurred.  Accordingly, third-party research and development costs, including designing, prototyping and testing of product, are expensed when the contracted work has been performed or milestone results have been achieved.   Research and development costs of $75,000 and $88,210 were incurred for the three months ended March 31, 2018 and 2017, respectively.

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

As of March 31, 2018, the Company had 14,884,046 potential shares and warrants that were excluded from our calculation of diluted earnings per share because their effect would have been anti-dilutive. As of December 31, 2017, the Company had 14,884,001 shares that were considered to be anti-dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company is required to record all components of comprehensive income (loss) in the financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), are reported net of their related tax effect, to arrive at comprehensive income (loss).  The Company had no other comprehensive income or loss for the three ended March 31, 2018 and 2017, respectively.

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

NOTE 4.  AGREEMENTS

Through the Share Exchange, the Company acquired an exclusive license agreement (the “Licensing Agreement”) between Exactus BioSolutions and Digital Diagnostics Inc. (“Digital Diagnostics”) that the Company recognized as an intangible asset.   Pursuant to the Licensing Agreement, Digital Diagnostics granted to Exactus BioSolutions an exclusive license to develop, produce and commercialize certain diagnostic products, including the FibriLyzer and MatriLyzer, that utilize certain intellectual property rights owned or licensed by Digital Diagnostics. The Licensing Agreement provides for Exactus BioSolutions and Digital Diagnostics to collaborate through the various steps of the product and device development process, including the development, regulatory approval and commercialization stages. Exactus BioSolutions is required to pay Digital Diagnostics, in cash and/or stock, an initial signing payment, milestone fees triggered by the first regulatory clearance or approval of each of the FibriLyzer and the MatriLyzer, and various sales thresholds, and royalty payments based on the net sales of the products, calculated on a product-by-product basis. In 2016, the Company paid $50,000 to Digital Diagnostics as part of the initial signing payment under the Licensing Agreement and $21,659 in legal expenses. As of December 31, 2016, the Company accrued an additional $171,033 in licensing fees due to closing a financing transaction in the fourth quarter of 2016, of which $75,000 was paid during the first quarter of 2017. The Company accrued the remaining $30,000 due for the initial signing fee during the third quarter of 2017. The Company has also accrued interest, per the Licensing Agreement, of $9,802 for the remaining balance due as of December 31, 2017. As of December 31, 2017, $134,802 remained due to Digital Diagnostics.  In the first quarter of 2018, the Company paid the entire balance due to Digital Diagnostics. No milestones have been met and no milestone fees have been paid or accrued through March 31, 2018.

The License Agreement is effective until such time as neither Digital Diagnostics nor Exactus Biosolutions has any obligation to the other under the Licensing Agreement in any country with respect to any product. The Licensing Agreement may be terminated by the Company effective upon at least six (6) months written notice if regulatory approval has been obtained in the U.S. or in the European Union, or upon at least three (3) months written notice if regulatory approval has not been obtained in the U.S. or in the European Union. Either party may terminate the Licensing Agreement in the event the other party materially breaches the Licensing Agreement or becomes insolvent.

On June 30, 2016, in order to conduct a clinical trial for the FibriLyzer and other studies, the Company entered into a Master Services Agreement (the “MSA”) with Integrium LLC (“Integrium”) and PoC Capital, LLC (“PoC Capital”). Under the MSA, Integrium has agreed to perform clinical research services in support of the development of POC diagnostics devices.  Integrium is to conduct one or more studies in compliance with FDA regulations and pursuant to the Company’s specific service orders.   PoC Capital has agreed to fund up to the first $1,000,000 in study costs and fees due to Integrium, with all fees in costs in excess of that amount being the Company’s sole responsibility, in exchange for 1,600,000 shares of the Company’s common stock, 1,733,334 shares of Series C Preferred Stock, and 1,666,667 warrants to purchase the Company’s common stock at a price of $0.60 per share exercisable for three years. For the year ended December 31, 2016 the Company had accounted $1,000,000 as prepaid expenses on the balance sheet which was impaired during the year ended December 31, 2017 due to cash constraints to manufacture materials needed for trial. See Note 5 below for additional information regarding the Company’s common stock, Series C Preferred Stock and warrants.

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

Preferred Stock

 The Company’s authorized preferred stock consists of 50,000,000 shares with a par value of $0.0001.  On February 17, 2016, the Board of Directors voted to designate a class of preferred stock entitled Series A Preferred Stock, consisting of up to five million (5,000,000) shares, par value $0.0001.  The shares of Series A Preferred Stock were automatically converted to 4,508,042 shares of common stock on March 30, 2016, thirty (30) days after the closing of the Share Exchange and offering of Series B-2 Preferred Stock.  As a result, there are 4,558,042 Series A preferred stock issued and zero outstanding as of March 31, 2018 and December 31, 2017.

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

As of March 31, 2018, and December 31, 2017, 8,684,000 shares, respectively, of Series B-2 Preferred Stock are issued and outstanding.

On February 29, 2016, the Company’s Board of Directors voted to designate a class of preferred stock entitled Series B-1 Convertible Preferred Stock (“Series B-1 Preferred Stock”), consisting of up to thirty-two million (32,000,000) shares, par value $0.0001.

On June 30, 2016, pursuant to the MSA summarized in Note 4, the Company’s Board of Directors approved a Certificate of Designation authorizing 1,733,334 shares of new Series C Preferred Stock, par value $0.0001.  The Series C Preferred Stock ranks equally with our common stock with respect to liquidation rights and is convertible to common stock on a 1 for 1 basis.  The conversion rights of holders of the Series C Preferred Stock are limited such that no holder may convert any shares of preferred stock to the extent that such holder, immediately following the conversion, would own in excess of 4.99% of our issued and outstanding shares of common stock.  This limitation may be increased to 9.99% upon 61 days written notice by a holder of the Series C Preferred Stock to the Company.  On June 30, 2016, the Company issued 1,733,334 shares of Series C Preferred Stock to PoC Capital valued at $511,334 as prepaid expenses on the balance sheet. As of March 31, 2018, and December 31, 2017, 1,733,334 shares of Series C Preferred Stock are issued and outstanding

On March 1, 2018, The Company’s Board of Directors voted to designate a class of preferred stock entitled Series D Convertible Preferred Stock (“Series D Preferred Stock”) consisting of up to 200 shares, par value $0.0001 to offer for sale to certain accredited investors, including affiliates of the Company (collectively the “Investors”), with a maximum offering amount of $2,200,000 (the “Offering”). Pursuant to the terms of the Series D Subscription Agreement, immediately following the consummation of an offering of the Company’s Common Stock for which the gross proceeds of the offering exceed $5,000,000 (a “Qualified Offering”), each share of Series D automatically converts into 200,000 shares of Common Stock (the “Conversion Shares”). The Company agreed that within 45 days of a Qualified Offering the Company shall file a registration statement with the SEC registering the Conversion Shares for resale by the Investors. With respect to rights on liquidation, winding up and dissolution, the Series D Preferred Stock ranks pari passu to the Series B-2 Preferred Stock. Shares of Series D Preferred Stock have no dividend rights except as may be declared by the Board in its sole and absolute discretion, out of funds legally available for that purpose. Holders of Series D Preferred Stock have the right to vote as-if-converted to common stock on all matters submitted to a vote of holders of the Company’s common stock.

On March 28, 2018, the Company issued 45 shares of Series D Preferred Stock, of which 45 remain outstanding as of March 31, 2018. The Company received $550,000 in connection with the Offering including $50,000 in cash for 5 shares of Series D Preferred Stock and $500,000 in debt re-payment for 40 shares of Series D Preferred Stock.

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

On February 9, 2018, the Company issued 1,718,675 shares of its common stock to settle $85,934 of outstanding legal expenses and accounted for a debt settlement loss of $257,801.

There were 36,790,537 and 35,071,862 common shares issued and outstanding at March 31, 2018 and December 31, 20176, respectively.

Warrants and Options

               On June 30, 2016, pursuant to the MSA summarized in Note 4, the Company issued warrants to purchase 1,666,667 common stock shares for a price of $0.60 per share exercisable for three years to PoC Capital.

 On March 14, 2018, the Board of Directors of the Company approved the issuance of up to 5,045,404 two-year Warrants to purchase shares of the Company’s Common Stock to the holders of the Company’s Series B 2 Preferred Stock. The Warrants are exercisable at of $0.05 per share. Each B-2 Holder shall be issued Warrants to purchase 0.581 shares of Common Stock for each share of Series B-2 Preferred Stock held by the B-2 Holder. On March 30, 2018, 3,486,000 warrants were issued

There were 5,152,667 and 1,666,667 warrants outstanding at March 31, 2018 and December 31, 2017, respectively.

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

On December 18, 2017, the Company further amended the Initial Note to (i) increase the aggregate principal amount of the Initial Note to $115,000 and (ii) extend the date by which the Company is required to cause the Registration Statement to become effective to January 4, 2018. On January 4, 2018, the Company further amended the Initial Note to (i) increase the aggregate principal amount of the Initial Note to $125,000 and (ii) extend the date by which the Company is required to cause the Registration Statement to become effective to February 1, 2018. During March 2018, The Company paid $25,000 towards principal of the Initial Note. On May 7, 2018, the Company further amended the Initial Note to (i) increase the aggregate principal amount of the Initial Note to $121,481 and (ii) extend the date by which the Company is required to cause the Registration Statement to become effective to May 31, 2018.

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

On March 28, 2018, the Company amended the EMA Note to increase the aggregate principal amount of the Initial Note to $71,500 and adjust the conversion price to align the EMA Note with more favorable terms in the Crossover Note dated March 16, 2018

On December 29, 2017, the Company entered into a Securities Purchase Agreement, dated as of December 26, 2017 (the "Auctus Securities Purchase Agreement"), under which it agreed to sell a 12% convertible promissory note in an aggregate principal amount of $125,000 (the "Auctus Note") to Auctus Fund, LLC ("Auctus"). The net proceeds of the sale of the Auctus Note, after deducting the expenses payable by the Company, are expected to be $112,250.

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

On March 22, 2018, the Company entered into a securities purchase agreement, effective March 16, 2018, with an investor pursuant to which the Company issued and sold a convertible promissory note (the “Crossover Note”) to the investor in the aggregate principal amount of $58,500 original issue discount of 10% and received gross proceeds of $52,650. The Crossover Note matures on the earlier of (i) December 16, 2018, or (ii) the date in which a registration statement for the shares underlying the Note is declared effective. The Note bears interest at 9% per annum. Beginning June 16, 2018, the investor may elect to convert the Note into shares of common stock of the Company at the lower of (i) $0.25 per share or (ii) 51% of the lowest trading price of the Company’s common stock during the 25 day period prior to the conversion, subject to adjustment.

	March 31,	December 31,
	2018	2017

Convertible Loan Notes
Principal Amount	$382,500	$332,500
Less unamortized debt discount and debt issuance costs	(241,075)	(274,704)
Current debt less unamortized debt discount and debt issuance costs	$141,425	$57,796

During the three month period ended March 31, 2018, the Company recognized $77,024 for the amortization of debt discounts and $22,054 for the amortization of deferred issuance costs for the Notes issued on August 14, 2017, September 27, 2017, December 21, 2017, December 26, 2017, and March 16, 2018.

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

The fair value of the Initial Note on March 31, 2018 and on December 31, 2017 was estimated using the Monte Carlo valuation model. This method of valuation involves using inputs such as the fair value of the Company’s common stock, stock price volatility, and risk–free interest rates. Due to the nature of these inputs, the valuation of the Initial Note is considered a Level 3 measurement. The following assumptions were used on March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Volatility	85.79%	333.89%
Risk-free interest rate	1.73%	1.31%
Common stock closing price	$0.12	$0.20

The derivative liability for the Initial Note was adjusted to fair market value of $95,000 and $264,000 as of March 31, 2018 and December 31, 2017.

The fair value of the Additional Note on March 31, 2018 and on December 31, 2017 was also estimated using the Monte Carlo valuation model. The following assumptions were used on March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Volatility	124.11%	326.65%
Risk-free interest rate	1.73%	1.31%
Common stock closing price	$0.12	$0.20

The derivative liability for the Additional Note was adjusted to fair market value of $28,000 and 63,000 as of March 31, 2018 and December 31, 2017.

The fair value of the EMA note on March 31, 2018 and on December 31, 2017 was also estimated using the Monte Carlo valuation model. The following assumptions were used on March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Volatility	204.8%	303.97%
Risk-free interest rate	1.93%	1.76%
Common stock closing price	$0.12	$0.20

The derivative liability for the EMA Note was adjusted to fair market value of $102,000 and $169,000 as of March 31, 2018 and December 31, 2017.

The fair value of the Auctus Note on March 31, 2018 and on December 31, 2017 was also estimated using the Monte Carlo valuation model. The following assumptions were used on March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Volatility	126.56%	326.65%
Risk-free interest rate	1.93%	1.53%
Common stock closing price	$0.12	$0.20

The derivative liability for the Auctus Note was adjusted to fair market value of $200,000 and $434,000 as of March 31, 2018 and December 31, 2017.

The fair value of the Crossover Note on the date of issuance and on March 31, 2018 was also estimated using the Monte Carlo valuation model. The following assumptions were used on March 16, 2018 (issuance date) and March 31, 2018:

	March 31, 2018	March 16, 2018
Volatility	180.53%	286.66%
Risk-free interest rate	1.93%	2.08%
Common stock closing price	$0.12	$0.12

Based on these assumptions, the Company recorded a $94,000 derivative liability on the issuance date of the Crossover Note. The initial fair values of the embedded debt derivative $48,000 was allocated as a debt discount with the remainder $43,350 was charged to current period operations as derivative expenses. The derivative liability for the Crossover Note was adjusted to fair market value of $119,000 as of March 31, 2018

The Company recorded change in fair value of the derivative liability on debt to market resulting in non-cash, non-operating gain of $480,000 and $0 for the three month periods ended March 31, 2018 and 2017, respectively, under derivative expenses.

During the three months ended March 31, 2018, the Company accrued $9,365 as interest expenses on the above convertible notes.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2016 and December 31, 2017:

Derivative
Liability (convertible
notes)
Balance, December 31, 2017	$930,000
Initial fair value at note issuances	94,000
Extinguishment of derivative liability	-
Mark-to-market at March 31, 2018	(480,000)

Balance, March 31, 2018	$544,000
Net gain for the year included in earnings relating to the liabilities held at March 31, 2018	$420,150

NOTE 8. NOTE PURCHASE AGREEMENTS

On March 22, 2018, the Company entered into two note purchase agreements under which the Company issued two convertible promissory notes with a total principal amount of $100,000. The Notes bear interest at a rate of 5% per annum and will mature on February 1, 2023.

If a qualified financing from which at least $5 million of gross proceeds are raised occurs prior to the maturity date, then the outstanding principal balance of the notes, together with all accrued and unpaid interest thereon, shall be automatically converted into a number of shares of the Company’s common stock at $0.05 per Share. The Notes offers registration rights wherein the Company agrees that within 45 days of a Qualified Offering, prior to the Maturity Date, the Company shall file a registration statement with the SEC registering for resale the shares of Company’s common stock into which the Notes are convertible.

During the three months ended March 31, 2018, the Company accrued $151 as interest expenses on the above convertible notes.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Legal Matters

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of March 31, 2018, and December 31, 2017.

Per clause 7, No Variable Rate Convertible Securities, in the subscription agreements of Series B-2 Preferred Stock, for so long as any shares of Series B-2  Preferred Stock are issued and outstanding, the Corporation shall not issue any notes, bonds, debentures, shares of preferred stock, or any other securities that are convertible to common stock unless such conversion rights are at a fixed ratio or a fixed monetary price. The Company issued variable convertible notes during the year which is in violation of this clause (Note 6). The Company kept the Series B-2 holders informed of the Company’s cash needs though out the year and Series B-2 holders had the opportunity to participate in convertible loan notes. Subsequently, the Company’s largest Series B-2 holder participated into two note purchase agreements on March 22, 2018 (Note 8).

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

On November 20, 2017, Dr. Dimitrov provided a notice dated November 21, 2017 to the Company stating that he was resigning from the Board, effective immediately. Dr. Dimitrov indicated that his resignation from the Board was based on the deteriorating relationship between the Company and Digital Diagnostics over the non-payment of fees owed by the Company pursuant to the licensing agreement between the Company and Digital Diagnostics. Dr. Dimitrov currently serves as the President of Digital Diagnostics, and the Company has licensed the right to develop, produce and commercialize certain diagnostic products, including the FibriLyzer and MatriLyzer, utilizing certain intellectual property rights owned or licensed by Digital Diagnostics. Dr. Dimitrov believes that, in light of these concerns, his role as both a Director of the Company and the President of Digital Diagnostics creates a conflict of interest and has decided to focus his time and energy on doing what is best for the shareholders of Digital Diagnostics. As of March 31, 2018 and December 31, 2017, $0 and $126,032, respectively, are shown as accrual under accounts payable. The Company also accrued interest at 3% over the prime rate, per the Licensing Agreement, of $9,802 for the remaining balance due as of December 31, 2017. In the first quarter of 2018, the Company paid the entire balance due to Digital Diagnostics.

              For the three month periods ended March 31, 2018 and 2017, $75,000 was recognized in Research and Development expenses for consulting provided by Dr. Dimitrov. As of March 31, 2018 and December 31, 2017, $350,000 and $275,000, respectively, are shown as accrual under accounts payable. During the three month period ended March 31, 2018 and 2017, $0 and $51,096, respectively was paid.

On June 28, 2017, the Company issued to two of the Company’s executive officers a promissory note in the principal amount up to $100,000, which amount may be drawn upon by the Company as bridge financing for general working capital purposes. The promissory note accrues interest at a rate of 8.0% per annum and matures on the earlier of (i) one (1) year from the date of the promissory note, and (ii) the closing the sale of the Company’s securities in a single transaction or a series of related transactions from which at least $500,000 of gross proceeds are raised. As of March 31, 2018, the Company has drawn $48,000 on the promissory note and recorded as a note payable. During the three months ended March 31, 2018, the Company accrued $947 as interest expense on the promissory notes. Total interest payable as of March 31, 2018 is $2,914.

ITEM 2. MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations contains information that management believes is relevant to an assessment and understanding of our results of operations. You should read this discussion in conjunction with the Financial Statements and Notes included elsewhere in this report and with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on April 2, 2018.

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

Results of Operations

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017:

	Three Months Ended
	March 31,
	2018	2017	change
Revenue	$-	$-	$-
Operating expenses	1,382,695	601,012	781,683

Net loss from operations	(1,382,695)	(601,012)	(781,683)
Other gain	308,849	-	308,849

Net loss	$(1,073,846)	$(601,012)	$(472,834)

Operating expenses increased by $781,683, from $601,012 for the three months ended March 31, 2018 to $1,382,695 for the comparable period ended March 31, 2017. The difference primarily is attributable to an increase in general and administration expenses of $903,325 resulting largely from contractual bonuses given to management to retain executive staff offset by a decrease in professional expense of $108,432 due to decreased legal services and a decrease in R&D expense of $13,210 as the Company delays projects until additional funds are raised. We expect operating expenses to decrease the remainder of 2018 until we raise additional funds.

 The Company had other gain of $308,849 for the three month period ended March 31, 2018 largely due to adjusting convertible loan notes to fair market value as of March 31, 2018.

As a result of the foregoing, we generated a net loss of $1,073,846 for the three month period ended March 31, 2018 as compared to a net loss of $601,012 for the three month period ended March 31, 2018, a change of $472,834.

Liquidity and Capital Resources

Since our inception in 2008, we have generated losses from operations. As of March 31, 2018 our accumulated deficit was $7,274,419 of which $736,959 was related to the Former Business.  Our net loss for the three months ended March 31, 2018 and 2017 was $1,073,846 and $601,012, respectively.

Net cash used in operating activities for the three months ended March 31, 2018 was $295,280. We recorded a net loss for the three month period of $1,073,846. Increases in accounts payable and accrued expenses increased cash by $882,546. Other items in uses of funds from operations included non-cash charges of derivative gain, amortization of debt discount and debt issuance costs, loss on debt settlement in stock, and interest expense which collectively totaled $67,548.

Net cash used in operating activities for the three months ended March 31, 2017 was $783,429. We recorded a net loss of $601,012 for the period. Net changes in accounts payable, accrued liabilities, and prepaid assets decreased cash by $182,417.

Net cash provided by investing activity for the nine months ended September 30, 2017 was $0. Net cash provided by investing activities for the nine months ended September 30, 2016 was $1,292 due to the acquisition of Exactus BioSolutions.

Net cash provided by financing activities for the three months ended March 31, 2018 was $173,000 due to proceeds from our issuance of shares of Series D Preferred Stock, the promissory notes, and convertible loan notes offset by convertible loan payments.  Net cash provided by financing activities for the three months ended March 31, 2017 was $25,000 due to proceeds from our issuance of shares of Series B-2 Preferred Stock.

As of March 31, 2018, we had $38,935 of cash. These funds will not be sufficient to enable us to complete the development of any potential products, including the FibriLyzer, or to pay our debts as they become due. Accordingly, we will need to obtain further funding through public or private equity offerings, debt financing, collaboration arrangements or other sources. The issuance of any additional shares of common stock, preferred stock or convertible securities could be substantially dilutive to our shareholders. In addition, adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital, we will be forced to delay, reduce or eliminate our research and development programs and may not be able to continue as a going concern.

Going Concern

The audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2017 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. We have concluded that the circumstances described above continue to raise substantial doubt about our ability to continue as a going concern as of March 31, 2018.

Off-Balance Sheet Arrangements

As of March 31, 2018, we had no material off-balance sheet arrangements.

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

Our CEO and CFO believe that as of March 31, 2018, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The conclusion was due to the presence of the following material weaknesses in disclosure controls and procedures due to our small size and limited resources: (i) inadequate segregation of duties and effective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both U.S. GAAP and SEC Guidelines; (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; and (iv) no written whistleblower policy.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings.

None

ITEM 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2017.

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

Exactus, Inc.

May 21, 2018	/s/ Philip J. Young
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