Form 10-Q
period 2018-06-30
Exactus, Inc.
filed 2018-08-20
CIK 1552189

   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 333-183360

EXACTUS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	27-1085858
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

4870 Sadler Road, Suite 300
Glen Allen, VA	23060
(Address of Principal Executive Offices)	(Zip Code)

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

The registrant had 38,025,689 shares of Common Stock, par value $0.0001 per share, outstanding as of August 19, 2018.

-i-

Exactus, Inc.
(formerly known as Spiral Energy Tech, Inc.)
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$54,009	$161,215
Prepaid expenses	27,442	11,458
Total current assets	81,451	172,673

TOTAL ASSETS	$81,451	$172,673

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	779,714	735,051
Accrued expenses	1,077,044	582,236
Note payable	49,900	48,000
Convertible loan notes, net	259,935	57,796
Derivative liability	705,500	930,000
Settlement payable	17,000	20,000
Interest payable	27,821	15,232
Total Current Liabilities	2,916,914	2,388,315

Long Term Liabilities
Notes Payable	100,000	-
Total Long Term Liabilities	100,000	-

TOTAL LIABILITIES	3,016,914	2,388,315

Commitments and contingencies (see note 9)

Stockholders' Deficit
Preferred stock: 50,000,000 authorized; $0.0001 par value 0 shares issued and outstanding	-	-
Preferred stock Series A: 5,000,000 authorized; $0.0001 par value 4,558,042 shares issued and 0 shares outstanding	-	-
Preferred stock Series B-1: 32,000,000 authorized; $0.0001 par value 2,800,000 issued and outstanding	280	280
Preferred stock Series B-2: 10,000,000 authorized; $0.0001 par value 8,684,000 shares issued and outstanding, respectively	868	868
Preferred stock Series C: 1,733,334 authorized; $0.0001 par value 1,733,334 shares issued and outstanding	173	173
Preferred stock Series D: 200 authorized; $0.0001 par value 45 and 0 shares issued and outstanding, respectively	1	-
Common stock: 200,000,000 shares authorized; $0.0001 par value 36,972,355 and 35,071,862 shares issued and outstanding, respectively	3,697	3,507
Additional paid-in capital	4,893,647	3,980,103
Accumulated deficit	(7,834,129)	(6,200,573)
Total Stockholders' Deficit	(2,935,463)	(2,215,642)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$81,451	$172,673

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Exactus, Inc.
(formerly known as Spiral Energy Tech, Inc.)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenues	$-	$-	$-	$-

Operating Expenses
General and administration	202,171	314,126	1,398,309	606,939
Professional	19,733	86,305	130,590	306,294
Research and development	75,000	105,866	150,000	194,076
Total operating expenses	296,904	506,297	1,678,899	1,107,309

Net loss from operations	(296,904)	(506,297)	(1,678,899)	(1,107,309)

Other Income (loss)

Derivative (loss) gain	(119,000)	-	301,150	-
Amortization of discount and debt issuance costs for convertible notes	(133,610)		(232,688)
Interest expense	(10,896)	-	(23,119)	-
Total other (loss) income	(263,506)	-	45,343	-

Net loss before income taxes	(560,410)	(506,297)	(1,633,556)	(1,107,309)
Provision for income tax	-	-	-	-

Net Loss	$(560,410)	$(506,297)	$(1,633,556)	$(1,107,309)

Basic and Diluted Loss per Common Share	$(0.02)	$(0.02)	$(0.04)	$(0.03)

Weighted Average Number of Common Shares Outstanding	36,830,501	33,571,862	36,506,766	33,715,512

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Exactus, Inc.
(formerly known as Spiral Energy Tech, Inc.)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2018	2017

Cash Flows From Operating Activities:
Net loss	$(1,633,556)	$(1,107,309)
Adjustments to reconcile net loss to cash used in operations:
Derivative gain	(301,150)	-
Officer and director bonuses paid in stock	500,000
Amortization of discount and debt issuance costs for convertible notes	232,688	-
Loss on debt settlement in stock	249,002	-
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Prepaid expenses	(15,984)	(4,602)
Increase (decrease) in operating liabilities:
Accounts payable	44,663	(70,755)
Accrued expenses	580,742	72,433
Settlement payable	(3,000)	-
Interest payable	12,589	-
Net Cash Used In Operating Activities	(334,006)	(1,110,233)

Cash Flows From Investing Activities:
Net Cash Provided by Investing Activities	-	-

Cash Flows From Financing Activities:
Proceeds from sale of Series B-2 Preferred Stock	-	25,000
Proceeds from sale of Series D Preferred Stock	50,000	-
Proceeds from notes payable	101,900	48,000
Payments on convertible loan notes	(25,000)
Proceeds from convertible loan notes	99,900	-
Net Cash Provided By Financing Activities	226,800	73,000

Net (decrease) increase in cash and cash equivalents	(107,206)	(1,037,233)
Cash and cash equivalents at beginning of period	161,215	1,055,336

Cash and cash equivalents at end of period	$54,009	$18,103

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash transactions investing and financing activity:
Debt settled by Preferred Series D stock issued, March 28, 2018	$500,000	$-
Debt settled by common stock issued, February 2, 2018	$95,934	$-
Initial beneficial conversion feature and debt discount on convertible notes	$118,500	$-
Initial derivative liability on convertible notes	$214,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Exactus, Inc.
(Formerly known as Spiral Energy Tech, Inc.)
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2018

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

The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the entire year or for any other period.

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

As of June 30, 2018, we had no products available for sale. There can be no assurance that our technology will be approved for sale or, if approved for sale, be commercially successful. In addition, we operate in an environment of rapid change in technology and are dependent upon the continued services of our current consultants and subcontractors.

As of June 30, 2018, we had $54,009 of cash. These funds will not be sufficient to enable us to complete the development of any potential products, including the FibriLyzer, to pay our debts as they become due, including pursuant to our convertible promissory notes (discussed in Note 6). Accordingly, we will need to obtain further funding through public or private equity offerings, debt financing, collaboration arrangements or other sources in order to continue our business. The issuance of any additional shares of common stock, preferred stock or convertible securities could be substantially dilutive to our shareholders. In addition, adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital, we would be forced to delay, reduce or eliminate our research and development programs and may not be able to continue as a going concern.

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

The audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2017 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. We have concluded that the circumstances described above continue to raise substantial doubt about our ability to continue as a going concern as of June 30, 2018.

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

Cash and cash equivalents were $54,009 and $161,215 at June 30, 2018 and December 31, 2017, respectively.

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

Research and Development Expenses

We follow ASC 730-10, “Research and Development,” and expense research and development costs when incurred.  Accordingly, third-party research and development costs, including designing, prototyping and testing of product, are expensed when the contracted work has been performed or milestone results have been achieved.   Research and development costs of $75,000 and $105,866 were incurred for the three months ended June 30, 2018 and 2017 and $150,000 and $194,076 for the six month ended June 30, 2018 and 2017, respectively.

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

As of June 30, 2018, the Company had 39,782,868 potential shares and warrants that were excluded from our calculation of diluted earnings per share because their effect would have been anti-dilutive. As of December 31, 2017, the Company had 14,884,001 shares that were considered to be anti-dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company is required to record all components of comprehensive income (loss) in the financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), are reported net of their related tax effect, to arrive at comprehensive income (loss).  The Company had no other comprehensive income or loss for the three and six ended June 30, 2018 and 2017, respectively.

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

NOTE 4.  AGREEMENTS

Through the Share Exchange, the Company acquired an exclusive license agreement (the “Licensing Agreement”) between Exactus BioSolutions and Digital Diagnostics Inc. (“Digital Diagnostics”) that the Company recognized as an intangible asset.   Pursuant to the Licensing Agreement, Digital Diagnostics granted to Exactus BioSolutions an exclusive license to develop, produce and commercialize certain diagnostic products, including the FibriLyzer and MatriLyzer, that utilize certain intellectual property rights owned or licensed by Digital Diagnostics. The Licensing Agreement provides for Exactus BioSolutions and Digital Diagnostics to collaborate through the various steps of the product and device development process, including the development, regulatory approval and commercialization stages. Exactus BioSolutions is required to pay Digital Diagnostics, in cash and/or stock, an initial signing payment, milestone fees triggered by the first regulatory clearance or approval of each of the FibriLyzer and the MatriLyzer, and various sales thresholds, and royalty payments based on the net sales of the products, calculated on a product-by-product basis. In 2016, the Company paid $50,000 to Digital Diagnostics as part of the initial signing payment under the Licensing Agreement and $21,659 in legal expenses. As of December 31, 2016, the Company accrued an additional $171,033 in licensing fees due to closing a financing transaction in the fourth quarter of 2016, of which $75,000 was paid during the first quarter of 2017. The Company accrued the remaining $30,000 due for the initial signing fee during the third quarter of 2017. The Company has also accrued interest, per the Licensing Agreement, of $9,802 for the remaining balance due as of December 31, 2017. As of December 31, 2017, $134,802 remained due to Digital Diagnostics.  In the first quarter of 2018, the Company paid the entire balance due to Digital Diagnostics. No milestones have been met and no milestone fees have been paid or accrued through June 30, 2018.

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

              On July 16, 2018, the Company received Notice from Digital Diagnostics, Inc. of the Licensor’s intent to terminate the Licensing Agreement. The Company disputes the validity of the Notice and maintains that the Agreement is in full force and effect until January 19, 2019 (the “Expiration Date”) and that the Company’s maintains the right to use the license and intellectual property granted to the Company under the Agreement until the Expiration Date. The Company has retained counsel to represent the Company with regard to the enforceability of the Agreement and related matters arising from the Notice and is in compliance with the Dispute Resolution and arbitration provisions of the Agreement.

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

Preferred Stock

 The Company’s authorized preferred stock consists of 50,000,000 shares with a par value of $0.0001.  On February 17, 2016, the Board of Directors voted to designate a class of preferred stock entitled Series A Preferred Stock, consisting of up to five million (5,000,000) shares, par value $0.0001.  The shares of Series A Preferred Stock were automatically converted to 4,508,042 shares of common stock on March 30, 2016, thirty (30) days after the closing of the Share Exchange and offering of Series B-2 Preferred Stock.  As a result, there are 4,558,042 Series A preferred stock issued and zero outstanding as of June 30, 2018 and December 31, 2017.

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

As of June 30, 2018, and December 31, 2017, 8,684,000 shares, respectively, of Series B-2 Preferred Stock are issued and outstanding.

On February 29, 2016, the Company’s Board of Directors voted to designate a class of preferred stock entitled Series B-1 Convertible Preferred Stock (“Series B-1 Preferred Stock”), consisting of up to thirty-two million (32,000,000) shares, par value $0.0001.  With respect to rights on liquidation, winding up and dissolution, the Series B-1 Preferred Stock ranks pari passu to the class of common stock. Shares of Series B-1 Preferred Stock have no dividend rights except as may be declared by the Board in its sole and absolute discretion, out of funds legally available for that purpose. Shares of Series B-1 Preferred Stock are convertible, at the option of the holder, into shares of common stock on a one (1) for one (1) basis. Holders of Series B-1 Preferred Stock have the right to vote as-if-converted to common stock on all matters submitted to a vote of holders of the Company’s common stock. On February 29, 2016, the Company issued 30,000,000 shares of Series B-1 Preferred Stock, of which 2,800,000 remain outstanding as of June 30, 2018 and December 31, 2017.

On June 30, 2016, pursuant to the MSA summarized in Note 4, the Company’s Board of Directors approved a Certificate of Designation authorizing 1,733,334 shares of new Series C Preferred Stock, par value $0.0001.  The Series C Preferred Stock ranks equally with our common stock with respect to liquidation rights and is convertible to common stock on a 1 for 1 basis.  The conversion rights of holders of the Series C Preferred Stock are limited such that no holder may convert any shares of preferred stock to the extent that such holder, immediately following the conversion, would own in excess of 4.99% of our issued and outstanding shares of common stock.  This limitation may be increased to 9.99% upon 61 days written notice by a holder of the Series C Preferred Stock to the Company.  On June 30, 2016, the Company issued 1,733,334 shares of Series C Preferred Stock to PoC Capital valued at $511,334 as prepaid expenses on the balance sheet. As of June 30, 2018, and December 31, 2017, 1,733,334 shares of Series C Preferred Stock are issued and outstanding

On March 1, 2018, The Company’s Board of Directors voted to designate a class of preferred stock entitled Series D Convertible Preferred Stock (“Series D Preferred Stock”) consisting of up to 200 shares, par value $0.0001 to offer for sale to certain accredited investors, including affiliates of the Company (collectively the “Investors”), with a maximum offering amount of $2,200,000 (the “Offering”). Pursuant to the terms of the Series D Subscription Agreement, immediately following the consummation of an offering of the Company’s Common Stock for which the gross proceeds of the offering exceed $5,000,000 (a “Qualified Offering”), each share of Series D automatically converts into 200,000 shares of Common Stock (the “Conversion Shares”). The Company agreed that within 45 days of a Qualified Offering the Company shall file a registration statement with the SEC registering the Conversion Shares for resale by the Investors. With respect to rights on liquidation, winding up and dissolution, the Series D Preferred Stock ranks pari passu to the Series B-2 Preferred Stock. Shares of Series D Preferred Stock have no dividend rights except as may be declared by the Board in its sole and absolute discretion, out of funds legally available for that purpose. Holders of Series D Preferred Stock have the right to vote as-if-converted to common stock on all matters submitted to a vote of holders of the Company’s common stock.

On March 28, 2018, the Company issued 45 shares of Series D Preferred Stock, of which 45 remain outstanding as of June 30, 2018. The Company received $550,000 in connection with the Offering including $50,000 in cash for 5 shares of Series D Preferred Stock and $500,000 in debt re-payment to officers and directors for 2016 and 2017 bonuses for 40 shares of Series D Preferred Stock.

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

On February 9, 2018, the Company issued 1,718,675 shares of its common stock to settle $85,934 of outstanding legal expenses and accounted for a debt settlement loss of $253,502.

On June 11, 2018, Morningview converted $10,000 of the principal of the Initial Note to 181,818 shares of common stock (see Note 6.). The fair value of these shares were $20,000 resulting in a gain on conversion of $4,500.

There were 36,972,355 and 35,071,862 common shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively.

Warrants and Options

               On June 30, 2016, pursuant to the MSA summarized in Note 4, the Company issued warrants to purchase 1,666,667 common stock shares for a price of $0.60 per share exercisable for three years to PoC Capital.

 On March 14, 2018, the Board of Directors of the Company approved the issuance of up to 5,045,404 two-year Warrants to purchase shares of the Company’s Common Stock to the holders of the Company’s Series B 2 Preferred Stock. The Warrants are exercisable at of $0.05 per share. Each B-2 Holder shall be issued Warrants to purchase 0.581 shares of Common Stock for each share of Series B-2 Preferred Stock held by the B-2 Holder. On March 30, 2018, 3,486,000 warrants were issued. Subsequently, on August 20, 2018, the 3,486,000 warrants outstanding were cancelled.

There were 5,152,667 and 1,666,667 warrants outstanding at June 30, 2018 and December 31, 2017, respectively.

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

On December 18, 2017, the Company further amended the Initial Note to (i) increase the aggregate principal amount of the Initial Note to $115,000 and (ii) extend the date by which the Company is required to cause the Registration Statement to become effective to January 4, 2018. On January 4, 2018, the Company further amended the Initial Note to (i) increase the aggregate principal amount of the Initial Note to $125,000 and (ii) extend the date by which the Company is required to cause the Registration Statement to become effective to February 1, 2018. During March 2018, The Company paid $25,000 towards principal of the Initial Note. On May 7, 2018, the Company further amended the Initial Note to (i) increase the aggregate principal amount of the Initial Note to $121,481 and (ii) extend the date by which the Company is required to cause the Registration Statement to become effective to May 31, 2018. On June 11, 2018, Morningview converted $10,000 of the principal of the Initial Note to 181,818 shares of common stock.

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

On March 22, 2018, the Company entered into a securities purchase agreement, effective March 16, 2018, with an investor pursuant to which the Company issued and sold a convertible promissory note (the “Crossover Note”) to the investor in the aggregate principal amount of $58,500 and received net proceeds of $41,050 due to original issue discount of $10,500 and debt issuance costs of $6,950. The Crossover Note matures on the earlier of (i) December 16, 2018, or (ii) the date in which a registration statement for the shares underlying the Note is declared effective. The Note bears interest at 9% per annum. Beginning June 16, 2018, the investor may elect to convert the Note into shares of common stock of the Company at the lower of (i) $0.25 per share or (ii) 51% of the lowest trading price of the Company’s common stock during the 25 day period prior to the conversion, subject to adjustment.

On June 29, 2018, the Company entered into a securities purchase agreement with an investor pursuant to which the Company issued and sold the June Investor a convertible promissory note (the “June Note”) in the aggregate principal amount of $60,000 and received net proceeds of $51,900 due to debt issuance costs of $8,100. The June Note matures on June 29, 2019. The June Note bears interest at 12% per annum, to be paid in shares of the Company’s common stock. Beginning December 29, 2018, the June Investor may elect to convert the June Note into shares of common stock of the Company at a conversion price equal to 50% of the lowest price of the Company’s common stock for the 20 days prior to, and including, the date of the applicable conversion, subject to adjustment. The June Investor may cause the Company to redeem the June Note in the event of certain triggering events including the transfer or sale of all of the Company’s assets, reorganization, or merger. The Company may prepay the June Note until the 180th day after the June Effective Date subject to the prepayment amount being 135% of the June Principal for the first 60 days, 145% of the June Principal from the 61st day until the 120th day, and 150% of the June Principal from the 120th day until the 180th day.

	June 30,	December 31,
	2018	2017

Convertible Loan Notes
Principal Amount	$432,500	$332,500
Less unamortized debt discount and debt issuance costs	(172,565)	(274,704)
Current debt less unamortized debt discount and debt issuance costs	$259,935	$57,796

During the three and six month periods ended June 30, 2018, the Company recognized $110,733 and $187,757, respectively, for the amortization of debt discounts and $22,877 and $44,931, respectively, for the amortization of deferred issuance costs for the Notes issued on August 14, 2017, September 27, 2017, December 21, 2017, December 26, 2017, March 16, 2018, and June 29, 2018.

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

The fair value of the Initial Note on June 30, 2018 and on December 31, 2017 was estimated using the Monte Carlo valuation model. This method of valuation involves using inputs such as the fair value of the Company’s common stock, stock price volatility, and risk–free interest rates. Due to the nature of these inputs, the valuation of the Initial Note is considered a Level 3 measurement. The following assumptions were used on June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Volatility	239.69%	333.89%
Risk-free interest rate	1.737%	1.31%
Common stock closing price	$0.12	$0.20

The derivative liability for the Initial Note was adjusted to fair market value of $130,500 and $264,000 as of June 30, 2018 and December 31, 2017.

The fair value of the Additional Note on June 30, 2018 and on December 31, 2017 was also estimated using the Monte Carlo valuation model. The following assumptions were used on June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Volatility	160.74%	326.65%
Risk-free interest rate	1.93%	1.31%
Common stock closing price	$0.12	$0.20

The derivative liability for the Additional Note was adjusted to fair market value of $33,000 and $63,000 as of June 30, 2018 and December 31, 2017.

The fair value of the EMA note on June 30, 2018 and on December 31, 2017 was also estimated using the Monte Carlo valuation model. The following assumptions were used on June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Volatility	135.42%	303.97%
Risk-free interest rate	2.11%	1.76%
Common stock closing price	$0.12	$0.20

The derivative liability for the EMA Note was adjusted to fair market value of $87,000 and $169,000 as of June 30, 2018 and December 31, 2017.

The fair value of the Auctus Note on June 30, 2018 and on December 31, 2017 was also estimated using the Monte Carlo valuation model. The following assumptions were used on June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Volatility	162.7%	326.65%
Risk-free interest rate	1.93%	1.53%
Common stock closing price	$0.12	$0.20

The derivative liability for the Auctus Note was adjusted to fair market value of $236,000 and $434,000 as of June 30, 2018 and December 31, 2017.

The fair value of the Crossover Note on June 30, 2018 and on March 31, 2018 was also estimated using the Monte Carlo valuation model. The following assumptions were used on June 30, 2018 and March 31, 2018:

	June 30, 2018	March 31, 2018
Volatility	138.29%	180.53%
Risk-free interest rate	2..11%	1.93%
Common stock closing price	$0.12	$0.12

The derivative liability for the Crossover Note was adjusted to fair market value of $99,000 and $119,000 as of June 30, 2018 and March 31, 2018. The initial fair values of the embedded debt derivative were recorded as a $48,000 debt discount with the remaining $43,350 charged to first quarter period of operations as derivative expense.

The fair value of the June Note on the date of issuance and on June 30, 2018 was also estimated using the Monte Carlo valuation model. The following assumptions were used on June 28, 2018 (issuance date) and June 30, 2018:

	June 30, 2018	June 28, 2018
Volatility	240.05%	240.05%
Risk-free interest rate	2.33%	2.33%
Common stock closing price	$0.064	$0.064

Based on these assumptions, the Company recorded a $120,000 derivative liability on the issuance date of the June Note and remained the same for June 30, 2018. The initial fair values of the embedded debt derivative were recorded as a $57,000 debt discount with the remaining $63,000 charged to current period operations as derivative expense.

The Company recorded change in fair value of the derivative liability on debt to market resulting in non-cash, non-operating loss of $56,000 and $0 for the three month periods ended June 30, 2018 and 2017, and a gain of $424,000 and $0 for the six month periods ended June 30, 2018 and 2017, respectively, under derivative expenses.

During the three and six months ended June 30, 2018, the Company accrued $8,519 and $17,884, respectively, as interest expenses on the above convertible notes.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of June 30, 2018 and December 31, 2017:

Derivative
Liability (convertible
notes)
Balance, December 31, 2017	$930,000
Initial fair value at note issuances	214,000
On conversion of debt	(14,500)
Mark-to-market at June 30, 2018	(424,000)

Balance, June 30, 2018	$705,500
Net gain for the year included in earnings relating to the liabilities held at June 30, 2018	$301,150

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

During the three and six months ended June 30, 2018, the Company accrued $1,246 and $1,397, respectively, as interest expenses on the above convertible notes.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Legal Matters

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of June 30, 2018, and December 31, 2017.

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

The parties reached an agreement on settlement and the Court entered the parties’ joint stipulation of discontinuance with prejudice on September 6, 2017. The settlement agreement requires co-defendant Ezra Green to make an initial payment with subsequent, additional payments over time. The Company has agreed, in exchange for the dismissal of all claims with prejudice, to pay up to $20,000, at $1,000 per month beginning in January 2018 at the earliest, if co-defendant Ezra Green defaults on his subsequent payment obligations under the terms of the settlement agreement. The Company’s liability is capped at $20,000 in total, memorialized in a confession of judgment note, plus statutory interest if the plaintiff must file suit against the Company to collect on the confession of judgment note. In management’s opinion, we have incurred a probable loss as set forth by accounting principles generally accepted in the United States, estimated the loss to be $20,000, and recorded the appropriate accounting entries which are reflected in our financial statements. During the six months ended June 30, 2018, the Company has paid $3,000 towards the settlement with a remaining balance due of $17,000.

NOTE 9. RELATED PARTY CONSIDERATIONS

Some of the officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. We have not formulated a policy for the resolution of such conflicts.

On November 20, 2017, Dr. Dimitrov provided a notice dated November 21, 2017 to the Company stating that he was resigning from the Board, effective immediately. Dr. Dimitrov indicated that his resignation from the Board was based on the deteriorating relationship between the Company and Digital Diagnostics over the non-payment of fees owed by the Company pursuant to the licensing agreement between the Company and Digital Diagnostics. Dr. Dimitrov currently serves as the President of Digital Diagnostics, and the Company has licensed the right to develop, produce and commercialize certain diagnostic products, including the FibriLyzer and MatriLyzer, utilizing certain intellectual property rights owned or licensed by Digital Diagnostics. Dr. Dimitrov believes that, in light of these concerns, his role as both a Director of the Company and the President of Digital Diagnostics creates a conflict of interest and has decided to focus his time and energy on doing what is best for the shareholders of Digital Diagnostics. As of June 30, 2018 and December 31, 2017, $0 and $126,032, respectively, are shown as accrual under accounts payable. The Company also accrued interest at 3% over the prime rate, per the Licensing Agreement, of $9,802 for the remaining balance due as of December 31, 2017. In the first quarter of 2018, the Company paid the entire balance due to Digital Diagnostics.

              For the three and six month periods ended June 30, 2018 and 2017, $75,000 and $150,000, respectively, was recognized in Research and Development expenses for consulting provided by Dr. Dimitrov. As of June 30, 2018 and December 31, 2017, $425,000 and $275,000, respectively, are shown as accrual under accounts payable. During the six month periods ended June 30, 2018 and 2017, $0 and $51,096, respectively, was paid.

On June 28, 2017, the Company issued to two of the Company’s executive officers a promissory note in the principal amount up to $100,000, which amount may be drawn upon by the Company as bridge financing for general working capital purposes. The promissory note accrues interest at a rate of 8.0% per annum and matures on the earlier of (i) one (1) year from the date of the promissory note, and (ii) the closing the sale of the Company’s securities in a single transaction or a series of related transactions from which at least $500,000 of gross proceeds are raised. As of June 30, 2018, the Company has drawn $49,900 on the promissory note and recorded as a note payable. During the three and six months ended June 30, 2018, the Company accrued $1,130 and $2,077 as interest expense on the promissory notes. Total interest payable as of June 30, 2018 is $4,044.

NOTE 10. SUBSEQUENT EVENTS

On July 3, 2018, the Company, entered into a securities purchase agreement with an investor (the “July Investor”) pursuant to which the Company agreed to issue the July Investor two convertible promissory notes (the “July Notes”), each for a principal amount of $30,000, for an aggregate principal amount of $60,000 (the “Principal”). On the July Effective Date, the Company issued the July Investor the July Notes, in the principal amount of $60,000, and received $28,000 from the July Investor. In connection with the issuance of one of the July Notes (the “Second Note”) the July Investor issued the Company a $30,000 promissory note (the “Buyer Note”). The July Notes mature on July 3, 2019. The July Notes bears interest at 12% per annum, to be paid in shares of the Company’s common stock. The July Investor may elect to convert the July Notes into shares of common stock of the Company at a conversion price equal to 50% of the lowest price of the Company’s common stock for the 20 days prior to, and including, the date of the applicable conversion, subject to adjustment. Provided that the July Investor may not convert any of the Second Note until the July Investor has paid off the balance of the Buyer Note to the Company, less $2,000 in legal fees incurred by the July Investor. The July Investor may redeem the July Notes in the event of certain triggering events including the transfer or sale of all of the Company’s assets, reorganization, or merger. The Company may prepay until the 180th day after the July Effective Date subject to the prepayment amount being 135% of the Principal for the first 60 days, 145% of the principal from the 61st day until the 120th day, and 150% of the principal from the 120th day until the 180th day.

On July 5, 2018, the Company’s Executive Vice President and director, Mr. Timothy Ryan, entered into a subscription agreement (the “Series D Subscription Agreement”) to purchase 16 shares of Company’s Series D Preferred Stock (the “Series D”). The Company agreed to issue Mr. Ryan the Series D shares in exchange for the forgiveness of $200,000 worth of accrued debt owed to Mr. Ryan by the Company. Pursuant to the terms of the Series D Subscription Agreement, immediately following the consummation of an offering of the Company’s common stock for which the gross proceeds of the offering exceed $5,000,000 (a “Qualified Offering”), each share of Series D automatically converts into 200,000 shares of Common Stock (the “Conversion Shares”). The Company agreed that within 45 days of a Qualified Offering the Company shall file a registration statement with the SEC registering the Conversion Shares for resale. At any time, each share of Series D can be converted into 200,000 Conversion Shares.

On July 16, 2018, the Company received Notice from Digital Diagnostics, Inc. of the Licensor’s intent to terminate the License Agreement, originally dated January 19, 2016, by and between the Company and the Licensor. The Company disputes the validity of the Notice and maintains that the Agreement is in full force and effect until January 19, 2019 and that the Company’s maintains the right to use the license and intellectual property granted to the Company under the Agreement until the Expiration Date. The Company has retained counsel to represent the Company with regard to the enforceability of the Agreement and related matters arising from the Notice and is in compliance with the Dispute Resolution and arbitration provisions of the Agreement.

On July 11, 2018, Auctus converted $3,120 of the principal of the Auctus Note to 120,000 shares of common stock. On July 13, 2018, Morningview converted an additional $10,500 of principal of the Initial Note to 933,334 shares of common stock.

On August 20, 2018, the 3,486,000 warrants were cancelled. These warrants were originally issued on March 14, 2018 to one holder of the Company’s Series B-2 Preferred Stock.

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

Results of Operations

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017:

	Three Months Ended
	June 30,
	2018	2017	change
Revenue	$-	$-	$-
Operating expenses	296,904	506,297	(209,393)

Net loss from operations	(296,904)	(506,297)	209,393
Other loss	(263,506)	-	(263,506)

Net loss	$(560,410)	$(506,297)	$(54,113)

Operating expenses decreased by $209,393 from $506,297 for the three months ended June 30, 2017 to $294,904 for the comparable period ended June 30, 2018. The difference primarily is attributable to a decrease in general and administration expenses of $111,955 resulting from decreased travel and promotional expense, a decrease in professional expense of $66,572 due to decreased legal services and a decrease in R&D expense of $30,866 as the Company delays projects until additional funds are raised. We expect operating expenses to decrease the remainder of 2018 until we raise additional funds.

 The Company had other loss of $263,506 for the three month period ended June 30, 2018 largely due to $119,000 adjustment of convertible loan notes to fair market value as of June 30, 2018, $133,610 in amortization of discount and debt issuance costs for convertible notes, and $10,896 in interest expense.

As a result of the foregoing, we generated a net loss of $560,410 for the three month period ended June 30, 2018 as compared to a net loss of $506,297 for the three month period ended June 30, 2017, a change of $54,113

Results of Operations

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017:

	Six Months Ended
	June 30,
	2018	2017	change
Revenue	$-	$-	$-
Operating expenses	1,678,899	1,107,309	571,590

Net loss from operations	(1,678,899)	(1,107,309)	(571,590)
Other gain	45,343	-	45,343

Net loss	$(1,633,556)	$(1,107,309)	$(526,247)

Operating expenses increased by $571,590, from $1,107,309 for the six months ended June 30, 2017 to $1,678,899 for the comparable period ended June 30, 2018. The difference primarily is attributable to an increase in general and administration expenses of $791,370 resulting largely from contractual bonuses given to management to retain executive staff offset by a decrease in professional expense of $175,704 due to decreased legal services and a decrease in R&D expense of $44,076 as the Company delays projects until additional funds are raised. We expect operating expenses to decrease the remainder of 2018 until we raise additional funds.

The Company had other gain of $49,843 for the three month period ended March 31, 2018 largely due to adjusting convertible loan notes to fair market value as of June, 2018 and offset by amortization of discount and debt issuance costs for convertible notes

As a result of the foregoing, we generated a net loss of $1,633,556 for the six month period ended June 30, 2018 as compared to a net loss of $1,107,309 for the six month period ended June 30, 2017, a change of $526,247

Liquidity and Capital Resources

Since our inception in 2008, we have generated losses from operations. As of June 30, 2018 our accumulated deficit was $7,834,129 of which $736,959 was related to the Former Business.  Our net loss for the six months ended June 30, 2018 and 2017 was $1,633,556 and $1,107,309, respectively.

Net cash used in operating activities for the six months ended June 30, 2018 was $334,006. We recorded a net loss for the three month period of $1,633,556. Increases in accounts payable and accrued expenses increased cash by $625,401. Other items in uses of funds from operations included non-cash charges of derivative gain, officer and director bonuses paid in Series D stock, amortization of debt discount and debt issuance costs, and loss on debt settlement in stock which collectively totaled $680,540.

Net cash used in operating activities for the six months ended June 30, 2017 was $1,110,233. We recorded a net loss of $1,107,309 for the period. Net changes in accounts payable, accrued liabilities, and prepaid assets decreased cash by $2,924.

Net cash provided by investing activity for the six months ended June 30, 2018 and June 30, 2017 was $0.

Net cash provided by financing activities for the six months ended June 30, 2018 was $226,800 due to proceeds from our issuance of shares of Series D Preferred Stock, the promissory notes, and convertible loan notes offset by convertible loan payments.  Net cash provided by financing activities for the six months ended June 30, 2017 was $73,000 due to proceeds from our issuance of shares of Series B-2 Preferred Stock and promissory notes.

As of June 30, 2018, we had $54,009 of cash. These funds will not be sufficient to enable us to complete the development of any potential products, including the FibriLyzer, or to pay our debts as they become due. Accordingly, we will need to obtain further funding through public or private equity offerings, debt financing, collaboration arrangements or other sources. The issuance of any additional shares of common stock, preferred stock or convertible securities could be substantially dilutive to our shareholders. In addition, adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital, we will be forced to delay, reduce or eliminate our research and development programs and may not be able to continue as a going concern.

Going Concern

The audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2017 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. We have concluded that the circumstances described above continue to raise substantial doubt about our ability to continue as a going concern as of June 30, 2018.

Off-Balance Sheet Arrangements

As of June 30, 2018, we had no material off-balance sheet arrangements.

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

Our CEO and CFO believe that as of June 30, 2018, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The conclusion was due to the presence of the following material weaknesses in disclosure controls and procedures due to our small size and limited resources: (i) inadequate segregation of duties and effective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both U.S. GAAP and SEC Guidelines; (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; and (iv) no written whistleblower policy.

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

Exactus, Inc.

August 20, 2018	/s/ Philip J. Young
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