Form 10-Q
period 2018-09-30
Exactus, Inc.
filed 2018-11-14
CIK 1552189

   UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 333-183360

EXACTUS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	27-1085858
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

4870 Sadler Road, Suite 300
Glen Allen, VA	23060
(Address of Principal Executive Offices)	(Zip Code)

(804) 205-5036
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☑    No  ☐

Indicate by checkmark whether the Registrant has submitted electronically any Interactive Data File required to be submitted pursuant to Rule 405 of regulation S-T (Section 232.405) of this chapter during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had 39,775,689 shares of Common Stock, par value $0.0001 per share, outstanding as of November 14, 2018.

Exactus, Inc.
(formerly known as Spiral Energy Tech, Inc.)
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,291	$161,215
Prepaid expenses	11,792	11,458
Total current assets	13,083	172,673

TOTAL ASSETS	$13,083	$172,673

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	847,750	735,051
Accrued expenses	1,241,232	582,236
Note payable	49,900	48,000
Convertible loan notes, net	345,640	57,796
Derivative liability	1,502,000	930,000
Settlement payable	17,000	20,000
Interest payable	42,660	15,232
Total Current Liabilities	4,046,182	2,388,315

Long Term Liabilities
Notes Payable	100,000	-
Total Long Term Liabilities	100,000	-

TOTAL LIABILITIES	4,146,182	2,388,315

Commitments and contingencies (see note 9)

Stockholders' Deficit
Preferred stock: 50,000,000 authorized; $0.0001 par value 0 shares issued and outstanding	-	-
Preferred stock Series A: 5,000,000 authorized; $0.0001 par value 4,558,042 shares issued and 0 shares outstanding	-	-
Preferred stock Series B-1: 32,000,000 authorized; $0.0001 par value 2,800,000 issued and outstanding	280	280
Preferred stock Series B-2: 10,000,000 authorized; $0.0001 par value 8,684,000 shares issued and outstanding, respectively	868	868
Preferred stock Series C: 1,733,334 authorized; $0.0001 par value 1,733,334 shares issued and outstanding	173	173
Preferred stock Series D: 200 authorized; $0.0001 par value 45 and 0 shares issued and outstanding, respectively	1	-
Common stock: 200,000,000 shares authorized; $0.0001 par value 39,775,689 and 35,071,862 shares issued and outstanding, respectively	3,977	3,507
Additional paid-in capital	5,291,002	3,980,103
Accumulated deficit	(9,429,400)	(6,200,573)
Total Stockholders' Deficit	(4,133,099)	(2,215,642)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$13,083	$172,673

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Exactus, Inc.
(formerly known as Spiral Energy Tech, Inc.)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended Sept 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenues	$-	$-	$-	$-

Operating Expenses
General and administration	301,859	293,540	1,446,867	900,478
Professional	49,068	59,667	179,658	365,962
Research and development	75,000	87,000	225,000	281,076
Impairment loss	-	50,000		50,000
Total operating expenses	425,927	490,207	1,851,525	1,597,516

Net loss from operations	(425,927)	(490,207)	(1,851,525)	(1,597,516)

Other Income (loss)

Derivative (loss) gain	(818,355)	(210,250)	(517,205)	(210,250)
Loss on stock settlement	(223,825)	-	(477,126)	-
Amortization of discount and debt issuance costs for convertible notes	(112,325)	-	(345,013)	-
Interest expense	(14,839)	(17,362)	(37,958)	(17,362)
Total other (loss) income	(1,169,344)	(227,612)	(1,377,302)	(227,612)

Net loss before income taxes	(1,595,271)	(717,819)	(3,228,827)	(1,825,128)
Provision for income tax	-	-	-	-

Net Loss	$(1,595,271)	$(717,819)	$(3,228,827)	$(1,825,128)

Basic and Diluted Loss per Common Share	$(0.04)	$(0.02)	$(0.09)	$(0.05)

Weighted Average Number of Common Shares Outstanding	38,499,588	33,571,862	37,178,323	33,667,112

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Exactus, Inc.
(formerly known as Spiral Energy Tech, Inc.)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2018	2017

Cash Flows From Operating Activities:
Net loss	$(3,228,827)	$(1,825,128)
Adjustments to reconcile net loss to cash used in operations:
Derivative expense	517,205	210,250
Officer and director bonuses paid in stock	500,000
Stock option expense	99,835
Amortization of discount and debt issuance costs for convertible notes	345,013	14,012
Impairment	-	50,000
Loss on debt settlement in stock	477,126	-
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Prepaid expenses	(334)	(512)
Increase (decrease) in operating liabilities:
Accounts payable	112,699	79,071
Accrued expenses	744,931	265,379
Settlement payable	(3,000)	-
Interest payable	27,428	2,810
Net Cash Used In Operating Activities	(407,924)	(1,204,118)

Cash Flows From Investing Activities:
Net Cash Provided by Investing Activities	-	-

Cash Flows From Financing Activities:
Proceeds from sale of Series B-2 Preferred Stock	-	25,000
Proceeds from sale of Series D Preferred Stock	50,000	-
Proceeds from notes payable	101,900	48,000
Payments on convertible loan notes	(25,000)	-
Proceeds from convertible loan notes	121,100	108,750
Net Cash Provided By Financing Activities	248,000	181,750

Net (decrease) increase in cash and cash equivalents	(159,924)	(1,022,368)
Cash and cash equivalents at beginning of period	161,215	1,055,336

Cash and cash equivalents at end of period	$1,291	$32,968

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash transactions investing and financing activity:
Debt settled by Preferred Series D stock issued, March 28, 2018	$500,000	$-
Debt settled by common stock issued, February 2, 2018	$85,934 $
Convertible loan notes settled by common stock	$34,120	$-
Initial benefical conversion feature and debt discount on convertible notes	$151,000	$137,500
Initial derivative liability on convertible notes	$282,000	$286,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Exactus, Inc.
(Formerly known as Spiral Energy Tech, Inc.)
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2018

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

The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the entire year or for any other period.

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

As of September 30, 2018, we had no products available for sale. There can be no assurance that our technology will be approved for sale or, if approved for sale, be commercially successful. In addition, we operate in an environment of rapid change in technology and are dependent upon the continued services of our current consultants and subcontractors.

As of September 30, 2018, we had $1,291 of cash. These funds will not be sufficient to enable us to complete the development of any potential products, including the FibriLyzer, to pay our debts as they become due, including pursuant to our convertible promissory notes (discussed in Note 6). Accordingly, we will need to obtain further funding through public or private equity offerings, debt financing, collaboration arrangements or other sources in order to continue our business. The issuance of any additional shares of common stock, preferred stock or convertible securities could be substantially dilutive to our shareholders. In addition, adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital, we would be forced to delay, reduce or eliminate our research and development programs and may not be able to continue as a going concern.

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

The audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2017 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. We have concluded that the circumstances described above continue to raise substantial doubt about our ability to continue as a going concern as of September 30, 2018.

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

Cash and cash equivalents were $1,291 and $161,215 at September 30, 2018 and December 31, 2017, respectively.

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

Research and Development Expenses

We follow ASC 730-10, “Research and Development,” and expense research and development costs when incurred.  Accordingly, third-party research and development costs, including designing, prototyping and testing of product, are expensed when the contracted work has been performed or milestone results have been achieved.   Research and development costs of $75,000 and $87,000 were incurred for the three months ended September 30, 2018 and 2017 and $225,000 and $281,076 for the nine months ended September 30, 2018 and 2017, respectively.

Stock-Based Compensation

Compensation expense related to stock options granted is measured at the grant date based on the estimated fair value of the award and is recognized on a straight-line basis over the requisite service period. Forfeitures are recognized as a reduction of stock-based compensation expense as they occur.

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

As of September 30, 2018, the Company had 35,907,776 potential shares, options, and warrants that were excluded from our calculation of diluted earnings per share because their effect would have been anti-dilutive. As of December 31, 2017, the Company had 14,884,001 shares that were considered to be anti-dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company is required to record all components of comprehensive income (loss) in the financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), are reported net of their related tax effect, to arrive at comprehensive income (loss).  The Company had no other comprehensive income or loss for the three and nine months ended September 30, 2018 and 2017, respectively.

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

NOTE 4.  AGREEMENTS

Through the Share Exchange, the Company acquired an exclusive license agreement (the “Licensing Agreement”) between Exactus BioSolutions and Digital Diagnostics Inc. (“Digital Diagnostics”) that the Company recognized as an intangible asset.   Pursuant to the Licensing Agreement, Digital Diagnostics granted to Exactus BioSolutions an exclusive license to develop, produce and commercialize certain diagnostic products, including the FibriLyzer and MatriLyzer, that utilize certain intellectual property rights owned or licensed by Digital Diagnostics. The Licensing Agreement provides for Exactus BioSolutions and Digital Diagnostics to collaborate through the various steps of the product and device development process, including the development, regulatory approval and commercialization stages. Exactus BioSolutions is required to pay Digital Diagnostics, in cash and/or stock, an initial signing payment, milestone fees triggered by the first regulatory clearance or approval of each of the FibriLyzer and the MatriLyzer, and various sales thresholds, and royalty payments based on the net sales of the products, calculated on a product-by-product basis. In 2016, the Company paid $50,000 to Digital Diagnostics as part of the initial signing payment under the Licensing Agreement and $21,659 in legal expenses. As of December 31, 2016, the Company accrued an additional $171,033 in licensing fees due to closing a financing transaction in the fourth quarter of 2016, of which $75,000 was paid during the first quarter of 2017. The Company accrued the remaining $30,000 due for the initial signing fee during the third quarter of 2017. The Company has also accrued interest, per the Licensing Agreement, of $9,802 for the remaining balance due as of December 31, 2017. As of December 31, 2017, $134,802 remained due to Digital Diagnostics.  In the first quarter of 2018, the Company paid the entire balance due to Digital Diagnostics. No milestones have been met and no milestone fees have been paid or accrued through September 30, 2018.

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

Preferred Stock

 The Company’s authorized preferred stock consists of 50,000,000 shares with a par value of $0.0001.  On February 17, 2016, the Board of Directors voted to designate a class of preferred stock entitled Series A Preferred Stock, consisting of up to five million (5,000,000) shares, par value $0.0001.  The shares of Series A Preferred Stock were automatically converted to 4,508,042 shares of common stock on March 30, 2016, thirty (30) days after the closing of the Share Exchange and offering of Series B-2 Preferred Stock.  As a result, there are 4,558,042 Series A preferred stock issued and zero outstanding as of September 30, 2018 and December 31, 2017.

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

As of September 30, 2018, and December 31, 2017, 8,684,000 shares, respectively, of Series B-2 Preferred Stock are issued and outstanding.

On February 29, 2016, the Company’s Board of Directors voted to designate a class of preferred stock entitled Series B-1 Convertible Preferred Stock (“Series B-1 Preferred Stock”), consisting of up to thirty-two million (32,000,000) shares, par value $0.0001.  With respect to rights on liquidation, winding up and dissolution, the Series B-1 Preferred Stock ranks pari passu to the class of common stock. Shares of Series B-1 Preferred Stock have no dividend rights except as may be declared by the Board in its sole and absolute discretion, out of funds legally available for that purpose. Shares of Series B-1 Preferred Stock are convertible, at the option of the holder, into shares of common stock on a one (1) for one (1) basis. Holders of Series B-1 Preferred Stock have the right to vote as-if-converted to common stock on all matters submitted to a vote of holders of the Company’s common stock. On February 29, 2016, the Company issued 30,000,000 shares of Series B-1 Preferred Stock, of which 2,800,000 remain outstanding as of September 30, 2018 and December 31, 2017.

On June 30, 2016, pursuant to the MSA summarized in Note 4, the Company’s Board of Directors approved a Certificate of Designation authorizing 1,733,334 shares of new Series C Preferred Stock, par value $0.0001.  The Series C Preferred Stock ranks equally with our common stock with respect to liquidation rights and is convertible to common stock on a 1 for 1 basis.  The conversion rights of holders of the Series C Preferred Stock are limited such that no holder may convert any shares of preferred stock to the extent that such holder, immediately following the conversion, would own in excess of 4.99% of our issued and outstanding shares of common stock.  This limitation may be increased to 9.99% upon 61 days written notice by a holder of the Series C Preferred Stock to the Company.  On June 30, 2016, the Company issued 1,733,334 shares of Series C Preferred Stock to PoC Capital valued at $511,334 as prepaid expenses on the balance sheet. As of September 30, 2018, and December 31, 2017, 1,733,334 shares of Series C Preferred Stock are issued and outstanding

On March 1, 2018, The Company’s Board of Directors voted to designate a class of preferred stock entitled Series D Convertible Preferred Stock (“Series D Preferred Stock”) consisting of up to 200 shares, par value $0.0001 to offer for sale to certain accredited investors, including affiliates of the Company (collectively the “Investors”), with a maximum offering amount of $2,200,000 (the “Offering”). Pursuant to the terms of the Series D Subscription Agreement, immediately following the consummation of an offering of the Company’s Common Stock for which the gross proceeds of the offering exceed $5,000,000 (a “Qualified Offering”), each share of Series D automatically converts into 200,000 shares of Common Stock (the “Conversion Shares”). The Company agreed that within 45 days of a Qualified Offering the Company shall file a registration statement with the SEC registering the Conversion Shares for resale by the Investors. With respect to rights on liquidation, winding up and dissolution, the Series D Preferred Stock ranks pari passu to the Series B-2 Preferred Stock. Shares of Series D Preferred Stock have no dividend rights except as may be declared by the Board in its sole and absolute discretion, out of funds legally available for that purpose. Holders of Series D Preferred Stock have the right to vote as-if-converted to common stock on all matters submitted to a vote of holders of the Company’s common stock.

On March 28, 2018, the Company issued 45 shares of Series D Preferred Stock, of which 45 remain outstanding as of September 30, 2018. The Company received $550,000 in connection with the Offering including $50,000 in cash for 5 shares of Series D Preferred Stock and $500,000 in debt re-payment to officers and directors for 2016 and 2017 bonuses for 40 shares of Series D Preferred Stock. As of September 30, 2018, 45 shares of Series D Preferred Stock are issued and outstanding

Common Stock

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

On July 11, 2018, Auctus converted $3,120 of the principal of the Note to 120,000 shares of common stock (see Note 6.). The fair value of these shares were $10,800.

On July 13, 2018, Morningview converted $10,500 of the principal of the Initial Note to 933,334 shares of common stock (see Note 6.). The fair value of these shares were $112,000.

On August 30, 2018, Morningview converted $10,500 of the principal of the Initial Note to 1,750,000 shares of common stock (see Note 6.). The fair value of these shares were $175,000.

The fair value of derivative liability on this converted portion note payable on the date of conversion was $49,855, which was adjusted with loss of conversion showing net loss on conversion of convertible note as $223,825.

There were 39,775,689 and 35,071,862 common shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively.

Warrants

On June 30, 2016, pursuant to the MSA summarized in Note 4, the Company issued warrants to purchase 1,666,667 common stock shares for a price of $0.60 per share exercisable for three years to PoC Capital. These warrants have a grant date fair value of $0.0052 per warrant, determined using the Black-Scholes method based on the following assumptions: (1) risk free interest rate of 0.71%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 27.2%; and (4) an expected life of the warrants of 3 years. The Company recorded a prepaid expense on these warrants of $8,667 in June 30, 2016 which was impaired during the year ended December 31, 2017 due to cash constraints to manufacture materials needed for trial.

On March 14, 2018, the Board of Directors of the Company approved the issuance of up to 5,045,404 two-year Warrants to purchase shares of the Company’s Common Stock to the holders of the Company’s Series B 2 Preferred Stock. The Warrants are exercisable at of $0.05 per share. Each B-2 Holder shall be issued Warrants to purchase 0.581 shares of Common Stock for each share of Series B-2 Preferred Stock held by the B-2 Holder. On March 30, 2018, 3,486,000 warrants were issued. Subsequently, on August 20, 2018, the 3,486,000 warrants outstanding were cancelled

There were 1,666,667 warrants outstanding at September 30, 2018 and December 31, 2017.

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

On December 18, 2017, the Company further amended the Initial Note to (i) increase the aggregate principal amount of the Initial Note to $115,000 and (ii) extend the date by which the Company is required to cause the Registration Statement to become effective to January 4, 2018. On January 4, 2018, the Company further amended the Initial Note to (i) increase the aggregate principal amount of the Initial Note to $125,000 and (ii) extend the date by which the Company is required to cause the Registration Statement to become effective to February 1, 2018. During March 2018, The Company paid $25,000 towards principal of the Initial Note. On May 7, 2018, the Company further amended the Initial Note to (i) increase the aggregate principal amount of the Initial Note to $121,481 and (ii) extend the date by which the Company is required to cause the Registration Statement to become effective to May 31, 2018. On June 11, 2018, Morningview converted $10,000 of the principal of the Initial Note to 181,818 shares of common stock. On July 13, 2018, Morningview converted $10,500 of the principal of the Initial Note to 9333,334 shares of common stock. On August 30, 2018, Morningview converted $10,500 of the principal of the Initial Note to 1,750,000 shares of common stock.

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

The Auctus Note is dated December 26, 2017 and provides the terms and conditions of the Company's obligations to Auctus.  The Auctus Note will bear interest at a rate of 12% per annum and will mature on September 26, 2018. On July 11, 2018, Auctus converted $3,120 of the principal of the Note to 120,000 shares of common stock.

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

 On July 3, 2018, the Company, entered into a securities purchase agreement with an investor (the “July Investor”) pursuant to which the Company agreed to issue the July Investor two convertible promissory notes (the “July Notes”), each for a principal amount of $30,000, for an aggregate principal amount of $60,000 (the “Principal”). On the July Effective Date, the Company issued the July Investor the July Notes, in the principal amount of $30,000, and received $28,000 from the July Investor. In connection with the issuance of one of the July Notes (the “Second Note”) the July Investor issued the Company a $30,000 promissory note (the “Buyer Note”). The July Notes mature on July 3, 2019. The July Notes bears interest at 12% per annum, to be paid in shares of the Company’s common stock. The July Investor may elect to convert the July Notes into shares of common stock of the Company at a conversion price equal to 50% of the lowest price of the Company’s common stock for the 20 days prior to, and including, the date of the applicable conversion, subject to adjustment. Provided that the July Investor may not convert any of the Second Note until the July Investor has paid off the balance of the Buyer Note to the Company, less $2,000 in legal fees incurred by the July Investor. The July Investor may redeem the July Notes in the event of certain triggering events including the transfer or sale of all of the Company’s assets, reorganization, or merger. The Company may prepay until the 180th day after the July Effective Date subject to the prepayment amount being 135% of the Principal for the first 60 days, 145% of the principal from the 61st day until the 120th day, and 150% of the principal from the 120th day until the 180th day.

	September 30,	December 31,
	2018	2017
Convertible Loan Notes
Principal Amount	$438,380	$332,500
Less unamortized debt discount and debt issuance costs	(92,740)	(274,704)
Current debt less unamortized debt discount and debt issuance costs	$345,640	$57,796

During the three and nine month periods ended September 30, 2018, the Company recognized $90,726 and $278,483, respectively, for the amortization of debt discounts and $21,599 and $66,530, respectively, for the amortization of deferred issuance costs for the Notes issued on August 14, 2017, September 27, 2017, December 21, 2017, December 26, 2017, March 16, 2018, June 29, 2018, and July 3, 2018.

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

Initial Note

The fair value of the Initial Note on September 30, 2018 and on December 31, 2017 was estimated using the Monte Carlo valuation model. This method of valuation involves using inputs such as the fair value of the Company’s common stock, stock price volatility, and risk–free interest rates. Due to the nature of these inputs, the valuation of the Initial Note is considered a Level 3 measurement. The following assumptions were used on September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Volatility	510.6%	333.89%
Risk-free interest rate	2.19%	1.31%
Common stock closing price	$0.04	$0.20

The derivative liability for the Initial Note was adjusted to fair market value of $187,000 and $264,000 as of September, 2018 and December 31, 2017.

Additional Note

The fair value of the Additional Note on September 30, 2018 and on December 31, 2017 was also estimated using the Monte Carlo valuation model. The following assumptions were used on September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Volatility	510.6%	326.65%
Risk-free interest rate	2.19%	1.31%
Common stock closing price	$0.04	$0.20

The derivative liability for the Additional Note was adjusted to fair market value of $71,000 and $63,000 as of September 30, 2018 and December 31, 2017.

EMA Note

The fair value of the EMA note on September 30, 2018 and on December 31, 2017 was also estimated using the Monte Carlo valuation model. The following assumptions were used on September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Volatility	427.17%	303.97%
Risk-free interest rate	2.19%	1.76%
Common stock closing price	$0.04	$0.20

The derivative liability for the EMA Note was adjusted to fair market value of $210,000 and $169,000 as of September 30, 2018 and December 31, 2017.

Auctus Note

The fair value of the Auctus Note on September 30, 2018 and on December 31, 2017 was also estimated using the Monte Carlo valuation model. The following assumptions were used on September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Volatility	510.60%	326.65%
Risk-free interest rate	2.19%	1.53%
Common stock closing price	$0.04	$0.20

The derivative liability for the Auctus Note was adjusted to fair market value of $565,000 and $434,000 as of September30, 2018 and December 31, 2017.

Crossover Note

The fair value of the Crossover Note on September 30, 2018 and on March 31, 2018 was also estimated using the Monte Carlo valuation model. The following assumptions were used on September 30, 2018 and March 31, 2018:

	September 30, 2018	March 31, 2018
Volatility	472.17%	180.53%
Risk-free interest rate	2.19%	1.93%
Common stock closing price	$0.04	$0.12

The derivative liability for the Crossover Note was adjusted to fair market value of $238,000 and $119,000 as of September 30, 2018 and March 31, 2018. The initial fair values of the embedded debt derivative were recorded as a $48,000 debt discount with the remaining $43,350 charged to first quarter period of operations as derivative expense.

June Note

The fair value of the June Note on September 30, 2018 and on June 30, 2018 was also estimated using the Monte Carlo valuation model. The following assumptions were used on September 30, 2018 and June 30, 2018:

	September 30, 2018	June 30, 2018
Volatility	337.53%	240.05%
Risk-free interest rate	2.59%	2.33%
Common stock closing price	$0.04	$0.064

he derivative liability for the June Note was adjusted to fair market value of $156,000 and $120,000 as of September 30, 2018 and March 31, 2018. The initial fair values of the embedded debt derivative were recorded as a $57,000 debt discount with the remaining $63,000 charged to current period operations as derivative expense.

July Note

The fair value of the July Note on the date of issuance and on September 30, 2018 was also estimated using the Monte Carlo valuation model. The following assumptions were used on July 3, 2018 (issuance date) and September 30, 2018:

	September 30, 2018	July 3, 2018
Volatility	325.04%	291.96%
Risk-free interest rate	2.59%	2.59%
Common stock closing price	$0.04	$0.12

Based on these assumptions, the Company recorded a $68,000 derivative liability on the issuance date of the July Note and was adjusted to fair market value of $75,000 as of September 30, 2018. The initial fair values of the embedded debt derivative were recorded as a $28,000 debt discount with the remaining $40,000 charged to current period operations as derivative expense.

During the three and nine months ended September 30, 2018, the Company accrued $12,534 and $30,418, respectively, as interest expenses on the above convertible notes.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2018:

Derivative
Liability (convertible
notes)
Balance, December 31, 2017	$930,000
Initial fair value at note issuances	282,000
On conversion	(64,355)
Mark-to-market at September 30, 2018	354,355
Balance, September 30, 2018	$1,502,000
Net loss for the year included in earnings relating to the liabilities held at September 30, 2018	$354,355
Non- cash interest expenses related to derivative liability	$162,850

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

During the three and nine months ended September 30, 2018, the Company accrued $1,260 and $2,657, respectively, as interest expenses on the above convertible notes.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Legal Matters

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of September 30, 2018, and December 31, 2017.

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

The parties reached an agreement on settlement and the Court entered the parties’ joint stipulation of discontinuance with prejudice on September 6, 2017. The settlement agreement requires co-defendant Ezra Green to make an initial payment with subsequent, additional payments over time. The Company has agreed, in exchange for the dismissal of all claims with prejudice, to pay up to $20,000, at $1,000 per month beginning in January 2018 at the earliest, if co-defendant Ezra Green defaults on his subsequent payment obligations under the terms of the settlement agreement. The Company’s liability is capped at $20,000 in total, memorialized in a confession of judgment note, plus statutory interest if the plaintiff must file suit against the Company to collect on the confession of judgment note. In management’s opinion, we have incurred a probable loss as set forth by accounting principles generally accepted in the United States, estimated the loss to be $20,000, and recorded the appropriate accounting entries which are reflected in our financial statements. During the nine months ended September 30, 2018, the Company has paid $3,000 towards the settlement with a remaining balance due of $17,000.

NOTE 10. RELATED PARTY CONSIDERATIONS

Some of the officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. We have not formulated a policy for the resolution of such conflicts.

On November 20, 2017, Dr. Dimitrov provided a notice dated November 21, 2017 to the Company stating that he was resigning from the Board, effective immediately. Dr. Dimitrov indicated that his resignation from the Board was based on the deteriorating relationship between the Company and Digital Diagnostics over the non-payment of fees owed by the Company pursuant to the licensing agreement between the Company and Digital Diagnostics. Dr. Dimitrov currently serves as the President of Digital Diagnostics, and the Company has licensed the right to develop, produce and commercialize certain diagnostic products, including the FibriLyzer and MatriLyzer, utilizing certain intellectual property rights owned or licensed by Digital Diagnostics. Dr. Dimitrov believes that, in light of these concerns, his role as both a Director of the Company and the President of Digital Diagnostics creates a conflict of interest and has decided to focus his time and energy on doing what is best for the shareholders of Digital Diagnostics. As of September 30, 2018 and December 31, 2017, $0 and $126,032, respectively, are shown as accrual under accounts payable. The Company also accrued interest at 3% over the prime rate, per the Licensing Agreement, of $9,802 for the remaining balance due as of December 31, 2017. In the first quarter of 2018, the Company paid the entire balance due to Digital Diagnostics.

              For the three and nine month periods ended September 30, 2018 and 2017, $75,000 and $225,000, respectively, was recognized in Research and Development expenses for consulting provided by Dr. Dimitrov. As of September 30, 2018 and December 31, 2017, $500,000 and $275,000, respectively, are shown as accrual under accounts payable. During the nine month periods ended September 30, 2018 and 2017, $0 and $51,096, respectively, was paid.

On June 28, 2017, the Company issued to two of the Company’s executive officers a promissory note in the principal amount up to $100,000, which amount may be drawn upon by the Company as bridge financing for general working capital purposes. The promissory note accrues interest at a rate of 8.0% per annum and matures on the earlier of (i) one (1) year from the date of the promissory note, and (ii) the closing the sale of the Company’s securities in a single transaction or a series of related transactions from which at least $500,000 of gross proceeds are raised. As of June 30, 2018, the Company has drawn $49,900 on the promissory note and recorded as a note payable. During the three and nine months ended September 30, 2018, the Company accrued $1,045 and $3,122 as interest expense on the promissory notes. Total interest payable as of September 30, 2018 is $5,089.

NOTE 11. STOCK OPTION PLAN

Stock Option Plan

In September 2018, the Company’s stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan provides for the issuance of incentive awards in the form of non-qualified and incentive stock options, stock appreciation rights, restricted stock awards, and restricted stock unit awards. The awards may be granted by the Company’s Board of Directors to its employees, directors and officers and to consultants, agents, advisors and independent contractors who provide services to the Company or to a subsidiary of the Company. The exercise price for stock options must not be less than the fair market value of the underlying shares on the date of grant. The incentive awards shall either be fully vested and exercisable from the date of grant or shall vest and become exercisable in such installments as the Board or Compensation Committee may specify. Stock options expire no later than ten years from the date of grant. The aggregate number of shares of Common Stock which may be issued pursuant to the Plan is 9,500,000.  Unless sooner terminated, the Plan shall terminate in 10 years.

Share-based Compensation

 On September 4, 2018, Exactus, Inc. granted a total of 1,675,000 five-year non-qualified stock options to the Company’s officers exercisable at $0.089 per share. Philip Young and Tim Ryan each received 225,000 options, of which 178,125 are fully vested with the remainder vesting monthly in equal increments over a 16 month period beginning on September 1, 2018. Kelley Wendt received 225,000 options, of which 137,500 are fully vested with the remainder vesting monthly in equal increments over a 28 month period beginning on September 1, 2018. James Erickson received 1,000,000 options, of which 625,000 are fully vested with the remainder vesting monthly in equal increments over a 28 month period beginning on September 1, 2018. The stock options are subject to the respective recipient continuing to serve as an officer of the Company on each applicable vesting date and executing the Company’s standard stock option agreement.

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Compensation expense related to stock options granted is measured at the grant date based on the estimated fair value of the award and is recognized on a straight-line basis over the requisite service period. The assumptions used in the Black-Scholes model are presented below:

	Nine Months Ended September 30,
	2018	2017
Risk-free interest rate	2.78%	0%
Expected volatility	343.72%	0%
Expected term (in years)	5	0
Expected dividend yield	0%	0%

The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Expected volatility is based on the historical volatility of the Company’s common stock. The expected term assumption for stock options granted is the contractual term of the option award. The Company has never declared or paid dividends on its common stock and has no plans to do so in the foreseeable future. Forfeitures are recognized as a reduction of stock-based compensation expense as they occur.

The table below summarizes the total stock-based compensation expense included in the Company’s consolidated statements of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Research and development	$-	$-	$-	$-
General and administrative	99,835	-	99,835	-
Total stock-based compensation	$99,835	$-	$99,835	$-

Stock option transactions during the nine months ended September 30, 2018 are presented below:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Outstanding at December 31, 2017	-	$-	-	-
Granted	1,675,000	0.089	-	-
Forfeited/Cancelled	-	-	-	-
Outstanding at September 30, 2018	1,675,000	$0.089	4.93	$-
Vested at September 30, 2018	1,121,875	$0.089	4.93	$-
Exercisable at September 30, 2018	1,121,875	$0.089	4.93	$-

The aggregate intrinsic value of options at September 30, 2018 is based on the Company’s closing stock price on that date of $0.04 per share. As of September 30, 2018, there was $49,222 of total unrecognized compensation expense related to unvested stock options, which the Company expects to recognize over the weighted average remaining period of 1.8 years.

Shares Reserved For Future Issuance

As of September 30, 2018, the Company had reserved shares of its common stock for future issuance as follows:

Shares Reserved
Stock options outstanding	1,675,000
Available for future grants under the 2018 Plan	7,825,000
Warrants outstanding	1,666,667
Total shares reserved	11,166,667

NOTE 12. SUBSEQUENT EVENTS

On October 8, 2018, the Company filed with the Secretary of State of the State of Nevada a Certificate of Amendment to its Articles of Incorporation increasing its authorized capital stock from 250,000,000 to 700,000,000 shares divided into common stock and preferred stock and increasing the total number of authorized shares of common stock from 200,000,000 to 650,000,000.

On November 1, 2018 (the “Effective Date”) Exactus, Inc., a Nevada corporation (the “Company”) entered into a securities purchase agreement with an investor (the “First Investor”), effective October 23, 2018, pursuant to which the Company issued and sold the First Investor a convertible promissory note (the “First Note”) in the aggregate principal amount of $35,250 (the “First Principal”). The First Note matures on October 23, 2019. The First Note bears interest at 12% per annum. Subject to beneficial ownership limitations, the First Investor may elect to convert the First Note into shares of common stock of the Company at a conversion price equal to the lower of $0.04 or 60% of the lowest closing or bid price of the Company’s common stock for the 20 trading days prior to, and including, the date of the applicable conversion, subject to adjustment. The Company has the option to prepay the First Note in full until April 23, 2019 by paying amounts equal to 135% and 150% of the First principal plus interest on the 90th and 180th day following October 23, 2018, respectively. The First Note provides the holder with purchase rights in the event the Company issues convertible securities while the First Note is outstanding. The holder of the First Note has price protection in the event the Company subsequently issues securities on terms more favorable than those to the First Investor. In connection with First Note, the Company granted the First Investor piggyback rights.

On the Effective Date the Company entered into a securities purchase agreement with an investor (the “Second Investor”), effective October 26, 2018, pursuant to which the Company issued and sold the Second Investor a convertible promissory note (the “Second Note”, collectively with the First Note the “Notes”) in the aggregate principal amount of $35,250 (the “Second Principal”). The Second Note matures on October 26, 2019. The Second Note bears interest at 12% per annum. Subject to beneficial ownership limitations, the Second Investor may elect to convert the Second Note into shares of common stock of the Company at a conversion price equal to the lower of (i) the lowest trading price of the Company’s common stock for the 20 trading days prior to October 26, 2018, and (ii) 60% of the lowest price of the Company’s common stock for the 20 trading days prior to the date of the applicable conversion, subject to adjustment. The Company has the option to prepay the Second Note in full until April 26, 2019 by paying amounts equal to 135% and 150% of the Second principal plus interest on the 90th and 180th day following October 26, 2018, respectively. The Second Note provides the holder with participation rights in the event the Company issues convertible securities while the Second Note is outstanding. The Company granted the Second Investor rights of first refusal in the event of future offerings of the Company’s securities.

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

Results of Operations

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017:

	Three Months Ended
	September 30,
	2018	2017	change
Revenue	$-	$-	$-
Operating expenses	425,927	490,207	(64,280)

Net loss from operations	(425,927)	(490,207)	64,280
Other loss	(1,169,344)	(227,612)	(941,732)

Net loss	$(1,595,271)	$(717,819)	$(877,452)

Operating expenses decreased by $64,280 from $490,207 for the three months ended September 30, 2017 to $425,927 for the comparable period ended September 30, 2018. The difference primarily is attributable to $50,0000 impairment loss on our licensing agreement in 2017. We expect operating expenses to decrease the remainder of 2018 until we raise additional funds.

 The Company had other loss of $1,169,344 for the three month period ended September 30, 2018 largely due to $818,355 derivative loss due to convertible loan note activity, $223,825 in losses on stock settlement, $112,325 in amortization of discount and debt issuance costs for convertible notes, and $14,839 in interest expense. The Company had other loss of $227,612 for the three month period ended September 30, 2017 largely due to the derivative expense and the amortization of debt discount and debt issuance costs of the newly issued Notes

As a result of the foregoing, we generated a net loss of $1,595,271 for the three month period ended September 30, 2018 as compared to a net loss of $717,819 for the three month period ended September 30, 2017, a change of $877,452.

Results of Operations

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017:

	Nine Months Ended
	September 30,
	2018	2017	change
Revenue	$-	$-	$-
Operating expenses	1,851,525	1,597,516	254,009

Net loss from operations	(1,851,525)	(1,597,516)	(254,009)
Other loss	(1,377,302)	(227,612)	(1,149,690)

Net loss	$(3,228,827)	$(1,825,128)	$(1,403,699)

Operating expenses increased by $254,009, from $1,597,516 for the nine months ended September 30, 2017 to $1,851,525 for the comparable period ended September 30, 2018. The difference primarily is attributable to an increase in general and administration expenses of $546,389 resulting largely from contractual bonuses and stock options given to management to retain executive staff offset by a decrease in professional expense of $186,304 due to decreased legal services and a decrease in R&D expense of $56,076 as the Company delays projects until additional funds are raised. We expect operating expenses to decrease the remainder of 2018 until we raise additional funds.

 The Company had other loss of $1,377,302 for the nine month period ended September 30, 2018 largely due to $517,205 derivative loss due to convertible loan note activity, $477,126 in losses on stock settlement, $345,013 in amortization of discount and debt issuance costs for convertible notes, and $37,958 in interest expense. The Company had other loss of $227,612 for the nine month period ended September 30, 2017 largely due to the derivative expense and the amortization of debt discount and debt issuance costs of the newly issued Notes

As a result of the foregoing, we generated a net loss of $3,228,827 for the nine month period ended September 30, 2018 as compared to a net loss of $1,825,128 for the nine month period ended September 30, 2017, a change of $1,403,699.

Liquidity and Capital Resources

Since our inception in 2008, we have generated losses from operations. As of September 30, 2018 our accumulated deficit was $9,429,400 of which $736,959 was related to the Former Business.  Our net loss for the nine months ended September 30, 2018 and 2017 was $3,228,827 and $1,825,128, respectively.

Net cash used in operating activities for the nine months ended September 30, 2018 was $407,924. We recorded a net loss for the nine month period of $3,228.827. Increases in accounts payable and accrued expenses increased cash by $857,630. Other items in uses of funds from operations included non-cash charges of derivative expense, losses on debt settlement in stock, officer and director bonuses paid in Series D stock, stock options expense, amortization of debt discount and debt issuance costs, and loss on debt settlement in stock which collectively totaled $1,939,179.

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

Net cash provided by investing activity for the nine months ended September 30, 2018 and 2017 was $0.

Net cash provided by financing activities for the nine months ended September 30, 2018 was $248,000 due to proceeds from our issuance of shares of Series D Preferred Stock, the promissory notes, and convertible loan notes offset by convertible loan payments.

Net cash provided by financing activities for the nine months ended September 30, 2017 was $181,750 due to proceeds from our issuance of shares of Series B-2 Preferred Stock, the promissory note, and convertible loan notes.

As of September 30, 2018, we had $1,291 of cash. These funds will not be sufficient to enable us to complete the development of any potential products, including the FibriLyzer, or to pay our debts as they become due. Accordingly, we will need to obtain further funding through public or private equity offerings, debt financing, collaboration arrangements or other sources. The issuance of any additional shares of common stock, preferred stock or convertible securities could be substantially dilutive to our shareholders. In addition, adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital, we will be forced to delay, reduce or eliminate our research and development programs and may not be able to continue as a going concern.

Going Concern

The audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2017 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. We have concluded that the circumstances described above continue to raise substantial doubt about our ability to continue as a going concern as of September 30, 2018.

Off-Balance Sheet Arrangements

As of September 30, 2018, we had no material off-balance sheet arrangements.

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

Our CEO and CFO believe that as of September 30, 2018, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The conclusion was due to the presence of the following material weaknesses in disclosure controls and procedures due to our small size and limited resources: (i) inadequate segregation of duties and effective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both U.S. GAAP and SEC Guidelines; (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; and (iv) no written whistleblower policy.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal over financial reporting.

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

Exactus, Inc.

November 14, 2018	/s/ Philip J. Young
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