Form 10-K
period 2018-12-31
Exactus, Inc.
filed 2019-03-29
CIK 1552189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2018

 Commission File Number: 333-183360

EXACTUS, INC.

(Exact name of registrant as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	27-1085858 (I.R.S. Employer Identification No.)
80 NE 4th Avenue, Suite 28 Delray Beach, FL 33483 (Address of principal executive offices)	23060 (Zip Code)
(804) 205-5036
(Registrant’s telephone number, including area code)

 Securities registered pursuant to Section 12(b) of the Act:
None
(Title of class)

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.0001
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

As of June 30, 2018, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was $2,210,683 (1).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.   31,653,670 shares of Common Stock as of March 29, 2019

DOCUMENTS INCORPORATED BY REFERENCE: None

(1) Based on a closing sale price of $0.96 ($0.12 pre-split) per share on June 30, 2018. Excludes 2,318,750 (18,550,000 pre-split) shares of the registrant’s common stock held by executive officers, directors and stockholders that the registrant has concluded were affiliates at June 30, 2018.

-i-

PART I

Item 1.	Business.

The Company was formed in 2008 as an alternative energy research and development company. During much of its history the Company had designed solar monitoring and charging systems which were discontinued in 2016 to focus on developing point-of-care diagnostic devices. The Company has recently added to the scope of its activities efforts to produce, market and sell products made from industrial hemp containing cannabidiol (CBD).

Our efforts are presently focused on organizational activities. Until we are fully-funded, we will be dependent upon assistance provided by our largest shareholder, Ceed2Med, LLC (“C2M”). We intend to enter into a Management and Services Agreement with C2M for assistance such as general oversight, product development, sales and marketing. C2M has provided and will continue to provide personnel necessary for our growth. Utilizing C2M employees and facilities we have been able to rapidly access resources and opportunities in the hemp-derived CBD industry. C2M personnel have been involved in hemp-related businesses since 2014. Our President, Emiliano Aloi, is a well-recognized expert and also serves in an executive capacity at C2M. Our Chief Executive, Philip Young, is a seasoned and knowledgeable pharmaceutical executive. Loss of either of these executives could have a material adverse effect on our business. Maintaining a strong relationship with C2M is a material factor in our efforts to successfully establish ourselves in this emerging business sector.

On January 8, 2019 we began pursuing hemp-derived CBD as new business segment after passage of the Agriculture Improvement Act of 2018, also known as the 2018 Farm Bill. The 2018 Farm Bill declassified industrial hemp as a Schedule I substance, shifted regulatory authority from the Drug Enforcement Administration to the Department of Agriculture, and provided autonomy for states to regulate the industry. The 2018 Farm Bill did not change the Food and Drug Administration’s oversight authority over CBD products. The 2018 Farm Bill defined industrial hemp as a variety of cannabis containing an amount equal to or lower than 0.3% tetra-hydrocannabinol (THC) and allowed farmers to grow and sell hemp under state regulation. Industry reports indicate that 41 states have set up cultivation and production programs to regulate the production of hemp.

Following passage of the 2018 Farm Bill, we entered into a Master Product Development and Supply Agreement (the “Master Agreement”) with C2M. Under the Master Agreement, C2M agreed to provide us up to 2,500 kilograms of products (isolate or distillate) for manufacture into consumer products such as tinctures, edibles, capsules, topical solutions and animal health products and in February 2019 we received our first trial order. Our principle focus is intended to be on the health, nutrition and medical communities, principally focusing on the interests of physicians, pharmacies and healthcare providers. We believe that these professionals often address unmet needs of patients and would like to provide information on alternatives to traditional treatments involving potential use of hemp-based products. We believe that physicians, pharmacists and healthcare providers alike are suited to assist patients with information and to assist with dosage and monitoring patient use. Little or no empirical data exists on these issues and generally recognized peer reviewed scientific studies are yet to be available. Similarly, the FDA has not adopted regulations governing the use of hemp-based CBD specifically, but is expected to do so.

We believe manufacturing, testing and quality akin to pharmaceutical products is important when distributing hemp-based products. Our products originate from farms at which we (or C2M) oversee all stages of plant growth and are manufactured in cGMP facilities1 following pharmaceutical drug manufacturing norms. To this end, we have designed and plan to include on our product labels readable QR codes that trace ingredients all the way from the seed (the farm) to the bottle or end product. We provide 3d party laboratory testing results at various points in the supply-chain and material data safety sheets accessible through each QR code label.

In 2019 and beyond, we expect to be in position to control our own farm production of raw material (biomass) from hemp grown on our own farms in Oregon, which consist of two farms of approximately 100 acres each located in the Rogue Valley and the Illinois Valley, respectively. In March 2019, we acquired a 50.1% interest in our subsidiary Exactus One World, LLC (“Exactus One World”) owned with an experienced farming partner. We believe that superior yield, while never assured, can be optimized with appropriate farming techniques starting with genetic selection (seed). To this end, we have contracted with Oregon CBD for our seed. Oregon CBD’s expertise in industrial hemp seed research and development (www.oregoncbdseeds.com) comes from 30 years of combined cannabis production and policy experience of its founders Seth and Eric Crawford2. Our farm partners are highly experienced growers in the Illinois Valley and Rogue Valley regions of Oregon, and have developed proprietary techniques for soil preparation and harvest, and patent-pending techniques for drying, all of which are key components in producing valuable hemp crops.

1 cGMP refers to the Current Good Manufacturing Practice regulations enforced by the FDA. cGMP standards ensure systems for proper design, monitoring, and control of manufacturing processes and facilities are employed. cGMP is and will be a major challenge as the industrial hemp industry matures. Since shortages and uncertainty over reliable raw material availability are paramount to becoming a reliable provider, our initial focus is on establishing relationships with cGMP vendors.
2 https://www.gazettetimes.com/business/local/pioneers-of-hemp-brothers-prove-major-players-in-new-industry/article_517b0c23-e5c3-5db4-9b18-2402dc574302.html

Exactus One World is our name for our farming and production initiative because it captures the expansive and inclusive nature of our vision for a comprehensive seed to consumer program. We will farm and process our own industrial hemp to be manufactured into cannabidiol (CBD) related products using, as much as possible, our own facilities and cGMP resources at every step of the supply chain.

Recent developments -

On March 6, 2019 we placed a pre-paid $1,000,000 order for products from C2M.

On March 11, 2019 we acquired 50.1% of Exactus One World, LLC.

On March 15, 2019 we shipped our first product order to a 1,000+ store distributor in Las Vegas, Nevada.

On March 20, 2019 we entered into agreements to acquire Tierra Healthcare Concepts, LLC (“Tierra”), a Florida limited liability company, and CannacareMD, LLC (“Cannacare”), a Florida limited liability company. Through existing networks of physicians and websites Tierra and Cannacare intend to assist doctors to educate consumers about CBD, and to offer our own “Hemp Healthy” brand hemp products through online stores (www.buyhempcbd.com).

During late March 2019, we expect to begin receiving deliveries of our Hemp Healthy branded tinctures, gel caps, and vapes to be offered through Tierra and CannacareMD and online.

We have commenced a search for director of marketing and sales, leased facilities, and intend to commence direct selling activities during the second quarter of 2019 from call centers located in Florida. We are actively seeking to acquire existing businesses engaged in the offer and sale of hemp-based products to consumers and for animal health and have identified and met with several targets with revenues from $100,000 to $1,000,000 per month.

Cannabidiol (CBD) Products -

Cannabidiol (CBD) is one of several phyto-cannabinoids discovered in 1940. It is one of at least 113 cannabinoids identified in hemp plants, accounting for up to 40% of the plant's extract.

Since December 2018, our efforts have been focused on identifying relationships and pursuing opportunities to develop a business in marketing and selling hemp-based products in a variety of forms to a range of market sectors. The Company has no prior experience in this rapidly evolving segment. CBD is derived from industrial hemp and, because of its low THC content, is lawful in the United States and has no measurable psychoactive effects. High quality raw materials made from hemp are essential to produce the isolates and distillates used to produce products. Industrial hemp is defined as plants with less than 0.3% of the psychoactive compound THC found in cannabis plants.

Our goal is to establish relationships that will provide availability of supply of raw materials and finished products and to expand our skills by aligning with committed partners who have the requisite expertise to allow us to rapidly launch a business in hemp-based products. As we develop this business, we perceive there to be many challenges to our success. One of the early challenges to success is procuring adequate supply of precursor materials to support wholesale and retail demand. Since we believe access to supply or quality products for human and animal consumption will be highly regulated, production to Current Good Manufacturing Practice (cGMP) standards is of the utmost importance as regulation increases.

C2M Master Product Development and Supply Agreement -

On January 8, 2019 we entered into a Master Product Development and Supply Agreement (the “Development Agreement”) with C2M. C2M utilizes cGMP facilities and has the expertise, resources, skills and experience suitable for production of active phyto-cannabinoid (CBD) rich ingredients including isolates, distillates, water soluble, and proprietary formulations. Under the Agreement, we have been allotted a minimum of 50 and up to 300 kilograms per month, and up to 2,500 kilograms annually, of active phyto-cannabinoid (CBD) rich ingredients for resale. We are able to offer tinctures, edibles, capsules, topical solutions and animal health products manufactured for us by C2M to satisfy demand for branded and white-label products that we intend to offer to sell. We began marketing during the first quarter of 2019. C2M is seeking to continually advance CBD technology and has established relationships in order to be able to continue to provide innovative new solutions, including water soluble solutions intended to be offered in the future. The founders of C2M established their first CBD business in 2014. C2M was issued approximately 8.4 million shares of our common stock on January 8, 2019. As a result, C2M is our largest shareholder holding approximately 23% of our fully diluted capital stock.

Our relationship with C2M provides us with access to the skills and experience of seasoned advisors with over four years of experience with industrial hemp. C2M has well-established relationships with leading companies in genetics (seed), farming, processing, manufacturing, testing, and distribution and warehouse and processing facilities within this supply chain. C2M has farmed industrial hemp in Oregon and Kentucky, among other places.

Exactus One World Subscription Agreement and Membership Purchase Agreement –

On March 11, 2019 the Company’s board of directors approved the acquisition of a 50.1% limited liability membership interest in Exactus One World, LLC (“EOW”), an Oregon limited liability company, pursuant to a subscription agreement (the “One World Subscription Agreement”) and a Membership Interest Purchase Agreement (the “Purchase Agreement”).

Exactus One World will farm and process industrial hemp into CBD and related products.  EOW is a newly-formed limited liability company that will be responsible for the Company’s initial efforts to pursue agricultural development, including farm soil preparation, planting, harvesting, transportation and drying.  EOW has leased two farms of approximately 100 acres each located in the Rogue Valley and the Illinois Valley, respectively, where the Company expects to establish a farming operation for the 2019 grow season.  EOW has also placed an order for seeds (genetics) from Oregon CBD (“OC”). OC, founded by Seth and Eric Crawford, is believed to have developed superior strains of hemp seeds and is believed by the Company to be one of the world’s leading breeding, research and production facilities for CBD seed. Crawford Brothers facilities are located in the Willamette Valley, Oregon. EOW will be farming in the area of Cave Junction, Oregon. The Company will be responsible for funding and the minority owners will be responsible for management, servicing and operating the farm properties.

Pursuant to the terms of the Subscription Agreement for EOW, the Company will make payments of $2.7 million through October 1, 2019 to support costs for farming for the 2019 harvest.  The leases are subject to annual renewal at the option of Exactus One World.  The Company may become obligated for additional expenses, including capital calls required by the manager, if necessary, to complete the 2019 harvest depending upon, among other things, greater than expected yields or unexpected costs of operations.  The 2019 cost estimate and subscription payment amount was based upon an assumed yield of 2,200 pounds per acre, and is subject to assumptions and estimates, as well as risks, associated with any farming operation, and farming of hemp in particular.

Under the terms of the Subscription Agreement the Company acquired a 30% interest in Exactus One World and an additional 20.1% was acquired from existing members pursuant to the terms of a Purchase Agreement. The sellers agreed to a purchase price for 20.1% of EOW for payment of $1.5 million in cash plus $1.5 million in the Company’s restricted common stock, par value $0.0001 per share (the “Common Stock”).  Upon execution of the Purchase Agreement, the Company is required to pay $300,000 cash and 937,500 shares of Common Stock to the sellers, and on each of April 20, 2019 and September 1, 2019, the Company is required to make additional payments of $700,000 and $500,000, respectively, in cash to the sellers.  In addition, on June 10, 2019, the Company is required to issue the sellers an additional $450,000 of restricted Common Stock of the Company based upon the 20 day volume weighted average price per share on the date of issue.

Under the terms of the EOW Operating Agreement (the “Operating Agreement”), the sellers will appoint a sole manager and shall be responsible for all decisions other than specified decisions requiring a super majority (66.67%) vote of the members.  The duration of the limited liability company is perpetual.  Under certain circumstances, the manager may make capital calls at which time 30% of such capital call will required to be paid by the Company.  If not paid, such capital call failure can result in reduction of the Company’s ownership interest in the limited liability company.  The Operating Agreement provides the members and managers with certain rights to indemnification and advancement of expenses, in certain circumstances.  All members constitute a single class and vote in accordance with their percentage interest, however the manager shall conduct the day to day affairs of the limited liability company.  Distributions from the limited liability company will be determined by the manager, subject to mandatory annual distribution in the estimated amount of taxes required to be paid by the members.

Industrial Hemp -

We seek to take advantage of an emerging worldwide trend to utilize the production of industrial hemp in consumer products. Hemp is being used today in cosmetics, nutritional supplements, and animal feed, where we also intend to focus our efforts. The market for hemp-derived products is expected to increase substantially over the next five years, and we are endeavoring to prepare the Company to be positioned as a significant player in the industry. According to industry reports, CBD is expected to conservatively generate sales of $16 billion by 2025. In one survey, nearly 7% (of 2,500 respondents) reported using CBD as a supplement in January 2019, with retail sales of CBD consumer products in 2018 estimated as being only between $600 million and $2 billion.

According to the report, cannabis’ therapeutic potential is attributable to the valuable overlap between phyto-cannabinoids (i.e. plant-derived cannabinoids) and the endogenous cannabinoid system in humans, termed a “therapeutic handshake”. Clinical trial results to date demonstrate few adverse effects from oral CBD doses of up to 1,500 mg/day or up to 30 mg IV. The scientific understanding of CBD’s clinical effects is based mostly on studies in specific indications, like epilepsy. GW Pharma’s Epidiolex (a highly potent, pure formulation of CBD) was approved by the FDA in 2018 for the treatment of seizures associated with Lennox-Gastaut syndrome and Dravet syndrome, and other companies have clinical trials underway in seizure disorders.

We expect to realize revenue through our efforts, if successful, to sell wholesale and retail finished products to third parties. However, as we are in a start-up phase in a new business venture in a rapidly evolving industry, many of our costs and challenges are new and unknown. In order to fund our activities, we will need to raise additional capital either through the issuance of equity and/or the issuance of debt. In the event we are unsuccessful in raising sufficient additional capital to fund our efforts, we may need to curtail, abandon or delay our plans to enter into this segment.

Healthcare –

CBD products appear to be gaining traction with independent pharmacies. The industry, including the Company, has also been approached by several large chain pharmacies with inquiries concerning sourcing, quality, accountability and volume. According to the report, pharmacies likely find the high-margin profile of CBD attractive, similar to over-the-counter drugs. We believe pharmacies will appreciate our “seed-to-consumer” approach and our cGMP manufacturing focus and our planned QR Code traceability and reporting.

Currently, CBD products are not a covered benefit, or an extra benefit, under managed care, insurance, Medicare, Medicaid or any state programs. This will likely continue to be the case for the intermediate term. Legal issues and confusion concerning legality, lack of FDA regulation and availability as an OTC medication will likely continue for an indefinite period impeding adoption and payor acceptance.

Competition -

We believe a multitude (hundreds) of companies, large and small, including mom and pops, have launched or intend to launch retail brands and white label products containing CBD. Many of these are offering CBD and are dependent upon third parties to provide raw material inventory for sale. We believe this makes many of the participants in the industry vulnerable to shortages, quality issues, reliability and pricing variability. While we also intend to pursue retail and white label strategies, we believe our relationship with C2M may provide supply chain efficiencies that will put us among the few companies that maintain a competitive pricing and supply advantage, poised for revenue growth during 2019 and beyond, and that our farming initiative will also provide us a competitive advantage by reducing our reliance on third parties.

The CBD-based consumer product industry is highly fragmented with numerous companies, many of which are under-capitalized. There are also large, well-funded companies that currently do not offer hemp-based consumer products including large agribusiness companies such as Cargill and Tyson Foods, but may do so in the future and become significant competitors.

Our goal is to rapidly establish one or more principal sources of supply and to develop wholesale and retail sales channels for end-products, such as nutraceuticals, supplements and pet and farm products. We intend to follow regulatorily compliant pathways by adopting practices established by the FDA for CBD and to pursue FDA approval for our activities upon adoption of federal regulations, including conducting independent clinical and non-clinical trials.

Companies such as CV Sciences, Inc. (OTCQB:CVSI) in the US and recent acquisitions by Canadian cannabis producers reflect the growing acceptance of CBD products as a lynchpin for growth. Transactions such as Tilray, Inc.3 (NASDAQ:TLRY-Manitoba Harvest $419 million February 2019), Level Brands, Inc.4 (NYSE:LEVB - Cure Based Development LLC December 2018), and Aurora Cannabis, Inc. (OTCQB:ACBFF–Agropro UAB EUR6.5 million)5 reflect the growing interest and M&A activity in the industry among our competition and increasing consolidation.

Non-CBD Competition. We do not intend to offer and do not compete with companies that offer cannabis products containing high levels of psychoactive THC. Although legal in some states, and in Canada, we do not intend to enter into this market. We may offer our industrial-hemp based products in dispensaries, but will not compete with any medical or recreational marijuana sellers for high THC content sales due to legal and regulatory restrictions and uncertainty in the United States. Because of regulatory challenges facing marijuana companies in the United States, the vast majority of the companies focused on THC are Canadian and foreign, although several have begun to pursue domestic activities in states that permit marijuana sales. Federal law does not generally recognize marijuana (or hemp that exceeds 0.3% THC) as lawful, although that may change in the future. Because of these factors, our competitors that have focused exclusively on CBD are limited.

3 https://customer.tilray.ca/Cannabishub/Register?AccountType=hcp&returnUrl=https%3A%2F%2Fwww.tilray.ca%2Fen%2Fhcp-hub%2F
4 https://www.newcannabisventures.com/level-one-brands-to-acquire-cbd-company-in-deal-valued-at-up-to-118-million-in-shares/
5 https://www.newswire.ca/news-releases/aurora-cannabis-acquires-europes-largest-organic-hemp-company-693036321.html

Retail Competition. Many of our competitors are private companies and as a result, little or no reliable information is available. Of the publicly reporting companies, we believe many of the CBD companies are principally focused on high THC content marijuana.

Retail Strategy -

Our focus will include establishing wholesale and retail distribution by developing our own brands, selling white label branded products to others and making acquisitions of existing businesses engaged in marketing or sales, in both online and retail channels. We may supply to wholesalers, retailers, and distribution centers as we seek to launch our retail strategy. We intend to initially focus on developing products to reach medical and health communities to be sold or promoted by or through medical professionals such as internists, dermatologists, osteopaths, chiropractors, pharmacists, and other holistic or natural products purveyors, but will not be limited to such efforts. We intend to focus on higher margin opportunities utilizing online sales and sales in stores, offices or pharmacies.

Source and Availability of Raw Materials -

C2M has historically sourced raw materials from well-established and well-recognized hemp growers in the United States. C2M also maintains ownership positions in several farms. We have established access to C2M for their raw material supply, and continue to explore and develop other options to ensure that we can meet the expected demand for bulk hemp products well into the future. Accordingly, we are heavily reliant upon the continued success of C2M and our ability to maintain good relations with C2M in order to have a source of raw materials and opportunities to pursue our plans in the future. C2M is a recently formed privately-owned limited liability company and as a result limited information about C2M is available.

Environmental Matters -

Compliance with federal, state and local requirements regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, have not had, nor are they expected to have, any direct material effect on our capital expenditures, earnings or competitive position, however such factors could indirectly affect us, and could affect C2M, as well as participants in the supply chain for our products, and our business, operations, vendors or suppliers.

Point of Care Diagnostics -

As previously reported under “Business” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, the second segment of our business is the development of point of care diagnostic devices. We have since February 2016 been developing devices for measuring proteolytic enzymes in the blood, known as the FibriLyzer and collagenase levels in the blood, known as the MatriLyzer. We are considering seeking to obtain and evaluate technology that could also be useful in laboratory and field testing for CBD and THC levels, useful in the manufacture of CBD products. We believe our diagnostic business has been severely hampered by a shortage of capital for development and as a result our licenses for the underlying technology FibriLyzer and MatriLyzer technology have been threatened and may be discontinued. We have received notice of termination of certain of our licenses for non-payment of fees. For the past 9 months, we have been engaged in discussions with third-parties regarding funding and a possible third-party merger candidate to develop our diagnostic business. Accordingly, we have determined to continue to look for third-parties to partner with and/or buyers to invest in or acquire this business segment. If successful, we could sell or license our rights to third parties with substantially greater resources than us. We also may be required to terminate this segment and may not realize any benefit from our prior investment in developing this business.

Employees

As of December 31, 2018, we have 4 employees, all of which are full time.

Item 1A.	Risk Factors.

Risks Related to Our Company and Our Business

Because we have a limited operating history to evaluate our company, the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delay frequently encountered by an early-stage company.

Since we have a limited operating history in our current business of hemp-based CBD, it will make it difficult for investors and securities analysts to evaluate our business and prospects. You must consider our prospects in light of the risks, expenses and difficulties we face as an early stage company with a limited operating history. Investors should evaluate an investment in our company in light of the uncertainties encountered by early-stage companies in an intensely competitive industry and in which the potential hemp-based CBD competition and farming, extraction, production and manufacturing companies are large well capitalized companies with resources (financial and otherwise) significantly greater than the Company’s. There can be no assurance that our efforts will be successful or that we will be able to become profitable.

We have sustained losses in the past and we may sustain losses in the foreseeable future.

We have incurred losses from operations in prior years, including 2018 and 2017.  Our loss from continuing operations for the year ended December 31, 2017 was $3.1 million and our net loss was $3.9 million for the year ended December 31, 2017.  The Company’s accumulated deficit was $6.2 million at December 31, 2017.  Our loss from continuing operations for the year ended December 31, 2018 was $2.4 million and our net loss was $4.3 million for the year ended December 31, 2018. The Company’s accumulated deficit was $10.5 million at December 31, 2018.   We may sustain losses in the foreseeable future and never be profitable.

Because we expect to need additional capital to fund our growing operations, we may not be able to obtain sufficient capital and may be forced to limit the scope of our operations.

We expect that as our business continues to grow we will need additional working capital.   If adequate additional debt and/or equity financing is not available on reasonable terms or at all, we may not be able to continue to expand our business, and we will have to modify our business plans accordingly. These factors would have a material and adverse effect on our future operating results and our financial condition.

 If we reach a point where we are unable to raise needed additional funds to continue as a going concern, we will be forced to cease our activities and dissolve the Company.  In such an event, we will need to satisfy various creditors and other claimants, severance, lease termination and other dissolution-related obligations.

The focus of our business is to produce hemp-based products, including through farming and manufacturing. We may not be able to successfully farm, manufacture or sell products and, if we acquire hemp-based products from third parties, we may fail to realize all of the anticipated benefits of our business plans and efforts.

We acquired our farm interests and commenced hemp-based activities in 2019 in transactions which significantly changed the focus of our business and operations. We currently own several assets and although we may seek to commercialize and develop products, alone or with others, there is no assurance that we will be able to successfully commercialize or develop products and such commercialization and development is not a core focus of our business. There is significant risk involved in connection with our activities in which we acquire and seek to pursue hemp-based businesses. We have no prior experience as an operator of hemp-based businesses. The acquisition of the farm and operations intended to produce sales and our business model could fail to produce anticipated benefits, or could have other adverse effects that we do not currently foresee. Failure to successfully produce biomass from agricultural crops, or failure of extraction, production or manufacturing operations may have a material adverse effect on our business, financial condition and results of operations.

In addition, the pursuit of hemp-based businesses, including acquisition of businesses intended to pursue hemp-based sales, is subject to a number of risks, including, but not limited to the following:

●
There is a significant time lag between investing in farm properties and harvest, during which time crops of hemp may fail. During that time lag, in the event of unforeseen occurrence, such as natural or man-made events that impact crops, material costs are likely to be incurred that would have a negative effect on our results of operations, cash flows and financial position; and

●
The integration of a farm-based infrastructure is unpredictable and requires that we rely on the efforts of others, including the skills and experience of C2M, our largest shareholder, who is responsible to provide personnel and oversee farming, extraction, production and manufacturing, and will be a time consuming and expensive process which is unpredictable and that may disrupt our operations. If our integration efforts are not successful, our results of operations could be harmed. In addition, we may not achieve anticipated synergies or other benefits from such acquisitions.

●
Integration of infrastructure, and acquisitions that increase our ability to sell hemp-based consumer products, is unpredictable and requires that we rely on the efforts of others, including the skills and experience of C2M, our largest shareholder, who is responsible to provide personnel and oversee integration and acquisitions related to marketing and sales, and will be a time consuming and expensive process which is unpredictable and that may disrupt our operations. If our integration efforts are not successful, our results of operations could be harmed. In addition, we may not achieve anticipated synergies or other benefits from such acquisitions.

●
We are highly dependent upon C2M for new business opportunities. C2M also competes with us and will continue to compete with us. C2M may require payments for business opportunities provided to us in exchange for its lost opportunities.

Therefore, there is no assurance that the hemp-based business will be successful, will occur timely or in a timeframe that is capable of prediction, or will generate enough revenue to recoup our investment.

We will be initially reliant exclusively on the assets we acquired through our relationship with C2M. If we are unable to commercialize or otherwise monetize our assets and generate revenue and profit through those assets or by other means, there is a significant risk that our business will fail.

Our relationship and ability to rapidly enter into hemp-based businesses is heavily reliant upon our ability to obtain referrals from C2M of unique and valuable business opportunities from C2M. C2M is in the same or equivalent business as us and C2M does not have a contractual obligation to introduce us to business opportunities, or a provide us with right of first refusal with regard to new opportunities. We rely on C2M’s motivations which principally are derived from their position as a large shareholder of ours. If this changes, or our relationship with C2M fails to continue, we may not be able to be introduced to new opportunities and we will have to seek to secure alternative avenues to make inroads into this industry. If our efforts to generate revenue from our assets fail, we will have incurred significant losses on our investment in, our relationship with, C2M, lost opportunities and lost time. We intend to enter into an agreement with C2M which will provide for payments over time for their assistance and support and in order to continue to provide incentives for C2M to present and negotiate opportunities on our behalf. We may not seek, and may be unable to acquire, additional assets and therefore may be wholly reliant on our present assets for revenue. If we are unable to generate revenue from our current assets and fail to acquire any additional assets, our business will likely fail.

We may become the subject of litigation and, due to the nature of our business, may be the target of future legal proceedings that could have an adverse effect on our business.

In July 2018, we received notice of the expiration and termination of our license agreement dated January 19, 2016 from Digital Diagnostics, Inc. (“Digital Diagnostics”) related to our FibriLyzer and MatriLyzer technologies. In addition, on December 14, 2018 we received a letter from KD Innovation, Ltd. (“KDI”) and Dr. Krassen Dimitrov, our former director, seeking payment for past due consulting fees from June 2017 through November 2018 pursuant to a Consulting Agreement dated January 20, 2016. Under the terms of these agreements, the parties are required to arbitrate claims. Although we dispute the material allegations made by Digital Diagnostics and KDI, if such actions were successful, damages could be awarded against us. In connection with the parties’ disputes, we may seek to have the patents underlying the licenses declared invalid or unenforceable. The Company may become subject to similar actions in the future which will be costly and time consuming to defend, and the outcomes of which are uncertain.

We may seek to internally develop additional hemp-based products, which would take time and be costly. Moreover, the failure to successfully develop, or obtain or maintain intellectual property rights for, such products would lead to the loss of our investments in such activities.

Part of our business may include the internal development of products that we will seek to offer and sell. However, this aspect of our business would likely require significant capital and would take time to achieve. Such activities could also distract our management team from its present business initiatives, which could have a material and adverse effect on our business. There is also the risk that our initiatives in this regard would not yield any viable new products or developments, which would lead to a loss of our investments in time and resources in such activities.

In addition, even if we are able to internally develop new products, in order for those products to be viable and to compete effectively, we would need to develop and maintain, and we would heavily rely upon, a proprietary position with respect to such products. However, there are significant risks associated with any such efforts and products we may develop principally including the following:

●
efforts may not result in success, or may take longer than we expect;
●
we may be subject to litigation or other proceedings;
●
any patents or trademarks that are issued to us may not provide meaningful protection;
●
we may not be able to develop additional proprietary technologies;
●
other companies may challenge our efforts or intellectual property rights that are issued to us;
●
other companies may have independently developed and/or patented (or may in the future independently develop and patent) similar or alternative technologies, or duplicate our technologies; and
●
other companies may design around technologies we have developed.

Our acquisitions may be time consuming, complex and costly, which could adversely affect our operating results.

Acquisitions are critical to our business plan, and are often time consuming, complex and costly to consummate. We may elect to not pursue any additional acquisitions while we focus our efforts on our existing assets. We may utilize many different transaction structures in our acquisitions and the terms of such acquisition agreements tend to be heavily negotiated. As a result, we expect to incur significant operating expenses and will likely be required to raise capital during the negotiations even if the acquisition is ultimately not consummated, if we determine to acquire additional patents or other assets. Even if we are able to acquire particular assets, there is no guarantee that we will generate sufficient revenue related to those assets to offset the acquisition costs. While we will seek to conduct confirmatory due diligence on the assets we are considering for acquisition, because we are operating in a new and uncertain industry we place less emphasis on due diligence and we may acquire assets from a seller for whom we do not have complete analysis of their history or business operations, for example, if we view the acquisition to be important strategically, the seller may not have proper title or ownership to those assets, or otherwise provides us with flawed ownership rights, including invalid or unenforceable assets. In those cases, we may be required to spend significant resources to defend our interest in the assets and, if we are not successful, our acquisition may be worthless, in which case we could lose part or all of our investment in the assets.

 We may also identify assets that cost more than we are prepared to spend with our own capital resources. We may incur significant costs to organize and negotiate a structured acquisition that does not ultimately result in an acquisition of any assets or, if consummated, proves to be unprofitable for us. Acquisitions involving issuance of our securities could be dilutive to existing stockholders and could be at prices lower than those prices reflected in the trading markets. These higher costs could adversely affect our operating results and, if we incur losses, the value of our securities will decline.

In addition, we may acquire assets that are in the early stages of adoption. Demand for some of these assets will likely be untested and may be subject to fluctuation based upon the rate at which our customers or associates adopt our products or utilize our materials in their products and services. As a result, there can be no assurance as to whether assets we acquire or develop will have value that can be realized through sales or other activities.

We face evolving regulation of corporate governance and public disclosure that may result in additional expenses and continuing uncertainty.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, SEC regulations and NASDAQ Stock Market LLC (the national securities exchange where we intend to seek to list our common stock) rules are creating uncertainty for public companies. We are presently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of these costs. For example, compliance with the internal control requirements of Section 404 of the Sarbanes-Oxley Act has to date required the commitment of significant resources to document and test the adequacy of our internal control over financial reporting. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest the resources necessary to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice or otherwise, or our actions, business, performance or results of operations departs from our plans or those depicted in our SEC filings, authorities or plaintiffs may initiate legal proceedings against us, which could be costly and time-consuming, and our reputation and business may be harmed.

If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results or prevent fraud and our business may be harmed and our stock price may be adversely impacted.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and to effectively prevent fraud. Any inability to provide reliable financial reports or to prevent fraud could harm our business. The Sarbanes-Oxley Act of 2002 requires management to evaluate and assess the effectiveness of our internal control over financial reporting. In order to continue to comply with the requirements of the Sarbanes-Oxley Act, we are required to continuously evaluate and, where appropriate, enhance our policies, procedures and internal controls.  If we fail to maintain the adequacy of our internal controls over financial reporting, we could be subject to litigation or regulatory scrutiny and investors could lose confidence in the accuracy and completeness of our financial reports.  We cannot assure you that in the future we will be able to fully comply with the requirements of the Sarbanes-Oxley Act or that management will conclude that our internal control over financial reporting is effective.  If we fail to fully comply with the requirements of the Sarbanes-Oxley Act, our business may be harmed and our stock price may decline.

Our assessment, testing and evaluation of the design and operating effectiveness of our internal control over financial reporting resulted in our conclusion that, as of December 31, 2017 and December 31, 2018, our internal control over financial reporting was not effective, as a result of: (1) we lacked a sufficient number of employees to properly segregate duties and provide adequate review of the preparation of the financial statements and (2) we lacked sufficient independent directors on our Board of Directors to maintain Audit and other committees consistent with proper corporate governance standards. In the first quarter of 2019, we have expanded our Board to include three independent directors. We can provide no assurance as to conclusions of management with respect to the effectiveness of our internal control over financial reporting in the future

If we make acquisitions, it could divert management’s attention, cause ownership dilution to our shareholders and be difficult to integrate.

Following our acquisition of Exactus One World in March 2019, we have grown rapidly and we expect to continue to evaluate and consider future acquisitions. Acquisitions generally involve significant risks, including difficulties in the assimilation of the assets, services and technologies we acquire or industry overlay on which the assets are applicable, diversion of management's attention from other business concerns, overvaluation of the acquired assets, and the acceptance of the acquired assets and/or businesses.  Acquisitions may not be successful, which can have a number of adverse effects upon us including adverse financial effects and may seriously disrupt our management’s time. The integration of acquired assets may place a significant burden on management and our internal resources. The diversion of management attention and any difficulties encountered in the integration process could harm our business.

If we fail to manage our existing assets and third party relationships (such as farmers, extractors, producers, distributors, shippers and retail distribution clients) effectively, our revenue and profits could decline, and should we fail to acquire additional revenues, our growth could be impeded.

Our success depends in part on our ability to manage our existing assets and manage the third party relationships necessary to effectively manage our assets.  Our vendors and providers are not bound by long-term contracts that ensure us a consistent access to necessary expertise, which is crucial to our ability to generate revenues and earnings. The ability to utilize third-parties and benefit from our assets will depend on various factors, some of which are beyond our control.

Risks Related to Ownership of Our Common Stock.

The price of our common stock has been highly volatile due to several factors that will continue to affect the price of our stock.

Our common stock has traded as low as $0.048 and as high as $8.00 between January 1, 2017 and December 31, 2018 (on a split-adjusted basis). The reason for the volatility in our stock is not well understood and the volatility may continue. Some of the factors we believe that have contributed to our common stock volatility and which may be applicable in future periods, include:

●
uncertainty surrounding our rights to development since notice of termination was received from Digital Diagnostics, Inc.
●
inability to secure funding or partners for our development of the FibriLyzer and MatriLyzer;
●
entry into new business ventures;
●
asset acquisitions or dispositions;
●
commencement of litigation;
●
small amounts of our stock available for trading, expiration of any lockup agreements and terms of any leak-out rights with respect thereto;
●
obligations to and filing of registration statements registering the sale of new or outstanding shares of our common stock;
●
options and derivatives availability or unavailability;
●
short selling and potential “short and distort” campaigns and other short attacks involving our stock;
●
small public float of our outstanding common stock;
●
expiration of Rule 144 holding periods with respect to our outstanding common stock;
●
fluctuations in our operating results;
●
changes in the capital markets and ability for the Company to raise capital;
●
legal developments and public awareness with respect to hemp-based and/or CBD business plans, generally, and involving the Company;
●
confusion with Companies engaged in the business of marijuana, and the legal and regulatory concerns that our business is related to the marijuana business;
●
general economic conditions;
●
and legal and regulatory environment.

Our common stock, if listed on The NASDAQ Capital Market, may be delisted if we fail to comply with continued listing standards.

We intend to seek to uplist our common stock to The NASDAQ Capital Market from the OTC Markets OTCQB Venture Market where it is currently traded. Once listed on The NASDAQ Capital Market if we fail to meet any of the continued listing standards of The NASDAQ Capital Market, our common stock could be delisted from The NASDAQ Capital Market.  These continued listing standards include specifically enumerated criteria, such as:

●
a $1.00 minimum closing bid price;
●
stockholders’ equity of $2.5 million;
●
500,000 shares of publicly-held common stock with a market value of at least $1 million;
●
300 round-lot stockholders; and
●
compliance with NASDAQ’s corporate governance requirements, as well as additional or more stringent criteria that may be applied in the exercise of NASDAQ’s discretionary authority.

We may not be able to meet the initial listing standards to uplist to The NASDAQ Capital Market, in which case our common stock will continue to trade on the OTC Venture. Uplisting requires satisfaction of a number or quantitative and qualitative criteria, several of which we do not presently meet.

If we fail to comply with NASDAQ’s continued listing standards, we may be delisted and our common stock will trade, if at all, only on the over-the-counter market, such as the OTCQB Venture or OTCQX market, and then only if one or more registered broker-dealer makers comply with quotation requirements.  In addition, delisting or failing to uplist our common stock could depress our stock price, substantially limit liquidity of our common stock and materially adversely affect our ability to raise capital on terms acceptable to us, or at all.

We could fail in future financing efforts or be delisted from NASDAQ if we fail to receive stockholder approval when needed.

We will be required under the NASDAQ rules to obtain stockholder approval for any issuance of additional equity securities that would comprise more than 20% of the total shares of our common stock outstanding before the issuance of such securities sold at a discount to the market value in an offering that is not deemed to be a “public offering” by NASDAQ.  Funding of our operations and acquisitions of assets may require issuance of additional equity securities that would comprise more than 20% of the total shares of our common stock outstanding, but we might not be successful in obtaining the required stockholder approval for such an issuance.  If we are unable to obtain financing due to stockholder approval difficulties, such failure may have a material adverse effect on our ability to continue operations. Certain other corporate actions require stockholder approval under the NASDAQ listing rules, and the failure to obtain approval for these actions could have a material adverse effect on us.

Our shares of common stock are thinly traded and, as a result, stockholders may be unable to sell at or near ask prices, or at all, if they need to sell shares to raise money or otherwise desire to liquidate their shares.

Our common stock has been “thinly-traded,” meaning that the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or non-existent.  We believe this situation is attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we become more seasoned and viable.  In addition, we believe that due to the limited number of shares of our common stock outstanding, an options market has not been established for our common stock, limiting the ability of market participants to hedge or otherwise undertake trading strategies available for larger companies with broader shareholder bases which prevents institutions and others from acquiring or trading in our securities. Consequently, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  We cannot give stockholders any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained.

Dividends on our common stock are not likely.

We do not anticipate paying cash dividends on our common stock in the foreseeable future.  Investors must look solely to the potential for appreciation in the market price of the shares of our common stock to obtain a return on their investment.

 “Anti-Takeover” provisions in our Articles of Incorporation and Bylaws may cause a third party to be discouraged from making a takeover offer that could be beneficial to our stockholders.

Certain provisions of our Articles of Incorporation, By-Laws, and the anti-takeover provisions of the Nevada Revised Statutes, could delay or prevent a third party from acquiring us or replacing members of our Board of Directors, or make more costly any attempt to acquire control of the Company, even if the acquisition or the Board designees would be beneficial to our stockholders. These factors could also reduce the price that certain investors might be willing to pay for shares of the common stock and result in the market price being lower than it would be without these provisions.

In addition, large stockholders may seek to influence our Board of Directors and stockholders by acquiring positions in the Company to force consideration of proposals that may be less desirable than other outcomes. The effect of such influences on our Company or our corporate governance could reduce the value of our monetization activities and have an adverse effect on the value of our assets. The effect of Anti-Takeover provisions could impact the ability of prospective stockholders to obtain influence in the Company or representation on the Board of Directors or acquire a significant ownership position and such result may have an adverse effect on the Company and the value of its securities.

If we cannot manage our growth effectively, we may not establish or maintain profitability.

Businesses which grow rapidly often have difficulty managing their growth. If our business continues to grow as rapidly as it has since January 2019 and as we anticipate, we will need to expand our management by recruiting and employing experienced executives and key employees capable of providing the necessary support.

We cannot assure you that our management will be able to manage our growth effectively or successfully. Our failure to meet these challenges could cause us to continue to lose money, which will reduce our stock price.

It may be difficult to predict our financial performance because our quarterly operating results may fluctuate.

Our revenues, operating results and valuations of certain assets and liabilities may vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control. You should not rely on period-to-period comparisons of our results of operations as an indication of our future performance. Our results of operations may fall below the expectations of market analysts and our own forecasts.  If this happens, the market price of our common stock may fall significantly. The factors that may affect our quarterly operating results include the following:

●
fluctuations in results of our operations and capital raising efforts;
●
the timing and amount of expenses incurred to establish a hemp-based operation;
●
the impact of our anticipated need for personnel and expected substantial increase in headcount;
●
worsening economic conditions which cause revenues or profits attributable to sales of products or services to decline;
●
changes in the regulatory environment, including regulation of hemp-based products or CBD by the FDA or comparable state regulatory agencies or agricultural authorities
●
the timing and amount of expenses associated with farming, extraction, production, manufacturing and selling;
●
Any changes we make in our Critical Accounting Estimates described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations sections of our periodic reports;
●
the adoption of new accounting pronouncements, or new interpretations of existing accounting pronouncements, that impact the manner in which we account for, measure or disclose our results of operations, financial position or other financial measures; and
●
costs related to acquisitions of technologies or businesses.

If we fail to retain our key personnel, we may not be able to achieve our anticipated level of growth and our business could suffer.

Our future depends, in part, on our ability to attract and retain key personnel and the continued contributions of our executive officers, each of whom may be difficult to replace. In particular, Emiliano Aloi, President, is important to the management of our business and operations and the development of our strategic direction. The loss of the services of any such individual and the process to replace any key personnel would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives.

Our largest outside stockholder can exert significant control over our business and affairs and may have actual or potential interests that may depart from those of our other shareholders.

Our largest outside stockholder, C2M, owns a substantial percentage of our outstanding voting capital.  The interests of such persons may differ from the interests of other stockholders. There can be no assurance C2M or other significant stockholders will, in future matters submitted for stockholder approval, vote in favor of such matters, even if such matters are recommended for approval by management or are in the best interests of stockholders generally. As a result, such persons will have the ability to vote their significant holdings in favor (or not in favor) of proposals presented to our stockholders for approval, including proposals to:

●
elect or defeat the election of our directors;
●
amend or prevent amendment of our certificate of incorporation or bylaws;
●
effect or prevent a merger, sale of assets or other corporate transaction; and
●
control the outcome of any other matter submitted to the shareholders for vote.

In addition, such persons’ stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price. C2M could also utilize their significant ownership interest to seek to influence management and decisions of the Company.

Risks Related to our Business

FDA regulation could negatively affect the hemp industry, which would directly affect our financial condition.

The U.S. Food and Drug Administration ("FDA") may seek expanded regulation of hemp under the Food, Drug and Cosmetics Act of 1938. Additionally, the FDA may issue rules and regulations, including certified good manufacturing practices, or cGMPs, related to the growth, cultivation, harvesting and processing of hemp. Clinical trials may be needed to verify efficacy and safety. It is also possible that the FDA would require that facilities where hemp is grown register with the FDA and comply with certain federally prescribed regulations. In the event that some or all of these regulations are imposed, we do not know what the impact would be on the hemp industry, including what costs, requirements and possible prohibitions may be enforced. If we or our partners are unable to comply with the regulations or registration as prescribed by the FDA, we and or our partners (including C2M) may be unable to continue to operate their and our business in its current or planned form or at all.

Changes in the Law and Development Programs

The 2018 Farm Bill declassified industrial hemp as a Schedule I substance, shifted regulatory authority from the Drug Enforcement Administration to the Department of Agriculture, and provided autonomy for states to regulate the industry. The 2018 Farm Bill did not change the Food and Drug Administration’s oversight authority over CBD products. The 2018 Farm Bill defined industrial hemp as a variety of cannabis containing an amount equal to or lower than 0.3% tetra-hydrocannabinol (THC), and allowed farmers to grow and sell hemp under state regulation. According to the National Conference of State Legislatures, 41 states have set up cultivation and production programs to regulate the production of hemp.

For the first time since 1937, industrial hemp has been decriminalized at the federal level and can be grown legally in the United States, but on a limited basis. A landmark provision passed in the Agricultural Act of 2014 had previously classified hemp as distinct from its genetic cousin, marijuana. Marijuana cannabis remains illegal under federal law, and therefore, strict enforcement of federal laws regarding cannabis will likely affect the perception of the lawfulness of our activity for a continuing period of time, which could result in our inability and the inability of our customers to execute their respective business plans.

Although we believe the foregoing will be applicable to business other than hemp-based CBD businesses, there is risk that confusion or uncertainty surrounding our products with regulated cannabis could occur on the state or federal level and impact us. We may have difficulty with establishing banking relationships, working with investment banks and brokers who would be willing to offer and sell our securities or accept deposits from shareholders, and auditors willing to certify our financial statements if we are confused with businesses that are in the cannabis business. Any of these additional factors, should they occur, could also affect our business, prospects, assets or results of operation could have a material adverse effect on the business, prospects, results of operations or financial condition of the Company.

Our inability to effectively manage our growth could harm our business and materially and adversely affect our operating results and financial condition.

Our strategy envisions growing our business. We are actively launching and expect to expand our product, sales, administrative and marketing operations. Any growth in or expansion of our business is likely to continue to place a strain on our management and administrative resources, infrastructure and systems. As with other growing businesses, we expect that we will need to further refine and expand our business development capabilities, our systems and processes and our access to financing sources. We also continue to hire, train, supervise, and manage a significant number of new employees. These processes are time consuming and expensive, will increase management responsibilities and will divert management attention. We cannot assure that we will be able to:

●
expand our products effectively or efficiently or in a timely manner;
●
allocate our human resources optimally;
●
meet our capital needs;
●
identify and hire qualified employees or retain valued employees; or
●
effectively incorporate the components of any business or product line that we may acquire in our effort to achieve growth.

Our inability or failure to manage our growth and expansion effectively could harm our business materially and adversely affect our operating results and financial condition.

If we do not successfully generate additional products and services, or if such products and services are developed but not successfully commercialized, we could lose revenue opportunities.

Our future success depends, in part, on our ability to expand our product and service offerings. To that end we have engaged in the process of identifying new product opportunities to provide additional products and related services to our customers. The processes of identifying and commercializing new products is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging trends, our business could be harmed. We have already and may have to continue to commit significant resources to commercializing new products before knowing whether our investments will result in products the market will accept. Furthermore, we may not execute successfully on commercializing those products because of errors in product planning or timing, technical hurdles that we fail to overcome in a timely fashion, or a lack of appropriate resources. This could result in competitors providing those solutions before we do and a reduction in net sales and earnings.

The success of new products depends on several factors, including proper new product definition, timely completion, and introduction of these products, differentiation of new products from those of our competitors, and market acceptance of these products. There can be no assurance that we will successfully identify additional new product opportunities, develop and bring new products to market in a timely manner, or achieve market acceptance of our products, or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive.

Our future success depends on our ability to grow and expand our customer base. Our failure to achieve such growth or expansion could materially harm our business.

To date, our revenue growth plans have been derived from projected sales of our products, not actual sales or historical experience. Our success and the planned growth and expansion of our business depends on us achieving greater and broader acceptance of our products and expanding our customer base. There can be no assurance that customers will purchase our products or that we will continue to expand our customer base. If we are unable to effectively market or expand our product offerings, we will be unable to grow and expand our business or implement our business strategy. This could materially impair our ability to increase sales and revenue and materially and adversely affect our margins, which could harm our business and cause our stock price to decline.

Our suppliers could fail to fulfill our orders or provide raw materials to assemble our products, which would disrupt our business, increase our costs, harm our reputation, and potentially cause us to lose our market.

We depend on third party suppliers for materials used for our products, such as bottles, caps, vapes, batteries and labels. These suppliers could fail to produce products to our specifications or in a workmanlike manner and may not deliver the material or products on a timely basis. Our suppliers may also have to obtain inventories of the necessary materials and tools for production. Any change in our suppliers’ approach to resolving production issues could disrupt our ability to fulfill orders and could also disrupt our business due to delays in finding new suppliers, providing specifications and testing initial production. Such disruptions in our business and/or delays in fulfilling orders could harm our reputation and could potentially cause us to lose our market.

Our inability to effectively protect our intellectual property would adversely affect our ability to compete effectively, our revenue, our financial condition, and our results of operations.

We may be unable to obtain intellectual property rights to effectively protect our branding, products, and other intangible assets. Our ability to compete effectively may be affected by the nature and breadth of our intellectual property rights. While we intend to defend against any threats to our intellectual property rights, there can be no assurance that any such actions will adequately protect our interests. If we are unable to secure intellectual property rights to effectively protect our branding, products, and other intangible assets, our revenue and earnings, financial condition, or results of operations could be adversely affected.

We also rely on non-disclosure and non-competition agreements to protect portions of our intellectual property portfolio. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, that third parties will not otherwise gain access to our trade secrets or proprietary knowledge, or that third parties will not independently develop competitive products with similar intellectual property.

We will be required to attract and retain top quality talent to compete in the marketplace.

We believe our future growth and success will depend in part on our ability to attract and retain highly skilled managerial, product development, sales and marketing, and finance personnel. There can be no assurance of success in attracting and retaining such personnel. Shortages in qualified personnel could limit our ability to increase sales of existing products and services and launch new product and service offerings.

If we fail to retain key personnel and hire, train and retain qualified employees, we may not be able to compete effectively, which could result in reduced revenue or increased costs.

Our success is highly dependent on the continued services of key management and technical personnel. Our management and other employees may voluntarily terminate their employment at any time upon short notice. The loss of the services of any member of the senior management team or any of the managerial or technical staff or members of our Advisory Board on which we principally rely for expertise on our CBD segment may significantly delay or prevent the achievement of product development, our growth strategies and other business objectives. Our future success will also depend on our ability to identify, recruit and retain additional qualified technical and managerial personnel. We operate in several geographic locations where labor markets are particularly competitive, and where demand for personnel with these skills is extremely high and is likely to remain high. As a result, competition for qualified personnel is intense, particularly in the areas of general management, finance, engineering and science. The process of hiring suitably qualified personnel is often lengthy and expensive, and may become more expensive in the future. If we are unable to hire and retain a sufficient number of qualified employees, our ability to conduct and expand our business could be seriously reduced.

We face risks associated with strategic acquisitions.

As an important part of our business strategy, we have strategically acquired several businesses, and plan to continue strategic acquisitions, some of which may be material. These acquisitions may involve a number of financial, accounting, managerial, operational, legal, compliance and other risks and challenges, including the following, any of which could adversely affect our results of operations:

●
Any acquired business could under-perform relative to our expectations and the price that we paid for it, or not perform in accordance with our anticipated timetable;
●
We may incur or assume significant debt in connection with our acquisitions;
●
Acquisitions could cause our results of operations to differ from our own or the investment community’s expectations in any given period, or over the long term; and
●
Acquisitions could create demands on our management that we may be unable to effectively address, or for which we may incur additional costs.

Additionally, following any business acquisition, we could experience difficulty in integrating personnel, operations, financial and other systems, and in retaining key employees and customers.

We may record goodwill and other intangible assets on our consolidated balance sheet in connection with our acquisitions. If we are not able to realize the value of these assets, we may be required to incur charges relating to the impairment of these assets, which could materially impact our results of operations.

If product liability lawsuits are successfully brought against us, we will incur substantial liabilities.

We face an inherent risk of product liability. For example, we may be sued if any product we sell allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit sales of our products. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

●
decreased demand for our products;
●
injury to our reputation;
●
costs to defend the related litigation;
●
a diversion of management's time and our resources;
●
substantial monetary awards to users of our products;
●
product recalls or withdrawals;
●
loss of revenue; and
●
a decline in our stock price.

In addition, while we continue to take what we believe are appropriate precautions, we may be unable to avoid significant liability if any product liability lawsuit is brought against us.

We are subject to cyber-security risks, including those related to customer, employee, vendor or other company data and including in connection with integration of acquired businesses and operations.

We use information technologies to securely manage operations and various business functions. We rely on various technologies, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including reporting on our business and interacting with customers, vendors and employees. In addition, we collect and store certain data, including proprietary business information, and may have access to confidential or personal information that is subject to privacy and security laws, regulations and customer-imposed controls. Our systems are subject to repeated attempts by third parties to access information or to disrupt our systems. Despite our security design and controls, and those of our third-party providers, we may become subject to system damage, disruptions or shutdowns due to any number of causes, including cyber-attacks, breaches, employee error or malfeasance, power outages, computer viruses, telecommunication or utility failures, systems failures, service providers, natural disasters or other catastrophic events. It is possible for such vulnerabilities to remain undetected for an extended period. We may face other challenges and risks as we upgrade and standardize our information technology systems as part of our integration of acquired businesses and operations. We do not have contingency plans in place to prevent or mitigate the impact of these events, and these events could result in operational disruptions or the misappropriation of sensitive data, and depending on their nature and scope, could lead to the compromise of confidential information, improper use of our systems and networks, manipulation and destruction of data, defective products, production downtimes and operational disruptions and exposure to liability. Such disruptions or misappropriations and the resulting repercussions, including reputational damage and legal claims or proceedings, may adversely affect our results of operations, cash flows and financial condition, and the trading price of our common stock.

Our operating results, including net sales, gross margin and net income (loss), as well as our stock price have varied in the past, and our future operating results will continue to be subject to quarterly and annual fluctuations based upon numerous factors. Our stock price will continue to be subject to daily variations as well. Our future operating results and stock price may not follow any past trends or meet our guidance and expectations.

Our net sales and operating results, net income (loss) and operating expenses, and our stock price have varied in the past and may vary significantly from quarter to quarter and from year to year in the future. We believe a number of factors, many of which are outside of our control, could cause these variations and make them difficult to predict, including:

●
fluctuations in demand for our products or downturns in the industries that we serve;
●
the ability of our suppliers, both internal and external, to produce and deliver products including sole or limited source components, in a timely manner, in the quantity, quality and prices desired;
●
the timing of receipt of bookings and the timing of and our ability to ultimately convert bookings to net sales;
●
rescheduling of shipments or cancellation of orders by our customers;
●
fluctuations in our product mix;
●
the ability of our customers' other suppliers to provide sufficient material to support our customers' products;
●
currency fluctuations and stability, in particular the U.S. dollar as compared to, other currencies;
●
introductions of new products and product enhancements by our competitors, entry of new competitors into our markets, pricing pressures and other competitive factors;
●
our ability to develop, introduce, manufacture and ship new and enhanced products in a timely manner without defects;
●
our ability to manage our manufacturing capacity across our diverse product lines and that of our suppliers, including our ability to successfully expand our manufacturing capacity in various locations around the world;
●
our ability to successfully and fully integrate acquisitions, into our operations and management;
●
our ability to successfully internally transfer products as part of our integration efforts;
●
our reliance on contract manufacturing;
●
our customers' ability to manage their susceptibility to adverse economic conditions;
●
the rate of market acceptance of our new products;
●
the ability of our customers to pay for our products;
●
expenses associated with acquisition-related activities;
●
access to applicable credit markets by us and our customers;
●
our ability to control expenses;
●
potential excess and/or obsolescence of our inventory;
●
impairment of goodwill, intangible assets and other long-lived assets;
●
our ability to meet our expectations and forecasts and those of public market analysts and investors;
●
our ability and the ability of our contractual counterparts to comply with the terms of our contracts;
●
damage to our reputation as a result of coverage in social media, Internet blogs or other media outlets;
●
managing our internal and third party sales representatives and distributors, including compliance with all applicable laws;
●
costs, expenses and damages arising from litigation;
●
individual employees intentionally or negligently failing to comply with our internal controls; and
●
distraction of management related to acquisition, integration or divestment activities.

Our expenses for any given quarter are typically based on expected sales and if sales are below expectations in any given quarter, the adverse impact of the shortfall on our operating results may be magnified by our inability to adjust spending quickly enough to compensate for the shortfall. We also base our inventory levels on our forecasted product mix for the quarter. If the actual product mix varies significantly from our forecast, we may not be able to fill some orders during that quarter, which would result in delays in the shipment of our products. Accordingly, variations in timing of sales, particularly for our higher priced, higher margin products, can cause significant fluctuations in quarterly operating results. The foregoing description is not reflective of periods prior to December 31, 2018 before our entry into our current business segment and will be of minimal importance for our ramp up phase commencing in the first quarter of 2019, but will be of increasing significance as we book new sales orders for hemp-based products.

Due to these and other factors, such as varying product mix, quarter-to-quarter and year-to-year comparisons of our historical operating results may not be meaningful. You should not rely on our results for any quarter or year as an indication of our future performance. Our operating results in future quarters and years may be below public market analysts' or investors' expectations, which would likely cause the price of our stock to fall. In addition, over the past several years, U.S. and global equity markets have experienced significant price and volume fluctuations that have affected the stock prices of many companies involved in the cannabis industry and are expected to affect the hemp-based industry as well, both within and outside our industry. There has not always been a direct correlation between this volatility and the performance of particular companies subject to these stock price fluctuations. These factors, as well as general economic and political conditions, may have a material adverse effect on the market price of our stock in the future.

Reliance on C2M and other Manufacturers.

The ability of the Company to compete and grow will be dependent on it having access, at a reasonable cost and in a timely manner, to skilled labor, equipment, facilities and CBD components. No assurances can be given that the Company will be successful in maintaining its required supply of skilled labor, equipment, facilities and components.

The Company relies on third parties to supply the materials for and the functions of extraction, processing and manufacturing, as well research of the retail private label and customer product candidates, principally C2M. The Company cannot provide assurance that access to C2M for supply, expertise, or materials will not be limited, not be interrupted, not be restricted in certain geographic regions, or be of satisfactory quality or be delivered in a timely manner. To this end, we are currently negotiating a long term Management Agreement under which we will formalize our relationship with C2M. In this regard, we will require continued access to Current Good Manufacturing Practices (“cGMP”) manufacturer facilities, testing laboratories, qualified extraction facilities, processing, manufacturing and related services until we are fully-funded and can acquire our own capabilities for each of these functions. If the Company is unable to obtain access to a cGMP manufacturer, for example, or any of the other supply chain elements involved in our full-integration plans, the Company may be restricted from operations which would have a materially adverse effect on the business and operations of the Company.

Transportation Risks

The Company’s shipments, and the active ingredients used to manufacture its products, require transportation, principally across state lines. The process may require the issuance of bills of lading or transportation licenses or permits. The issuance of bills of lading and granting and maintenance of licenses is uncertain. Any failure in the ability to transport product or ship finished goods via overnight delivery service or the mail would have a material adverse effect on the business, results of operations or financial condition of the Company.

In the event licenses are granted, the Company may depend on fast and efficient courier services to distribute its product, and specific restrictions might be placed on distribution methods and logistics due to the regulated nature of CBD-based products or possible confusion of CBD products for THC products. Any prolonged disruption may result in the product batches being stored outside controlled environments or facilities. Inappropriate storage may damage our ability to trace product, lead to theft or misappropriation and delays resulting in a partial or total loss of revenue from one or more shipments. At the present time, insurance (crop insurance and/or product loss or liability insurance) is not available or available at high cost and may not be obtained by us. A partial or total loss of revenue from delays in shipment, storage issues, theft or misappropriation could have a material adverse effect on the business, results of operations, or financial condition of the Company. Rising costs associated with the transport services may also adversely impact the business of the Company and its ability to operate profitably.

The Company’s success may also be impacted by interstate trade barriers to the transportation and marketing of products. If the Company is unsuccessful in obtaining authorization to transport or market the products across interstate lines, it will materially adversely affect the Company’s business and operations.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Pro perties.

We currently lease a mailbox address and shared office space in Glen Allen, Virginia. Our lease expires in March 2019. Almost all of our business is conducted virtually. We have leased a small office in Delray Beach Florida to establish operations in close vicinity to our partner C2M, and it is anticipated that corporate functions will move to this location and staff will be hired as required to meet our growth. If additional or alternative space is needed in the future, we believe such space will be available on commercially reasonable terms as necessary.

Item 3.	Legal Proceedings.

On January 20, 2017, Robert F. Parker (the “petitioner”) filed a petition in the Supreme Court of the State of New York, County of New York (the “Court”), naming, among others, the Company and Ezra Green, a former shareholder, director and officer of the Company, as respondents. The parties reached an agreement on settlement which requires co-defendant Ezra Green to make an initial payment with subsequent, additional payments over time. The Company has agreed, in exchange for the dismissal of all claims with prejudice, to pay up to $20,000, at $1,000 per month beginning in January 2018 at the earliest, if co-defendant Ezra Green defaults on his subsequent payment obligations under the terms of the settlement agreement. During the year ended December 31, 2018, the Company has paid $3,000 towards the settlement with a remaining balance due of $17,000.

In July 2018 we received notice of the expiration and termination of our license agreement dated January 19, 2016 from Digital Diagnostics, Inc. (“Digital Diagnostics”) related to our FibriLyzer and MatriLyzer technologies.  In addition, on December 14, 2018 we received a letter from KD Innovation, Ltd. (“KDI”) and Dr. Krassen Dimitrov, our former director seeking payment for past due consulting fees from June 2017 through November 2018 pursuant to a Consulting Agreement dated January 20, 2016.  On January 23, 2019, Digital Diagnostics, Inc., made a demand for compensation against the Company in connection with an alleged breach of a License Agreement. Under the terms of these agreements, the parties are required to arbitrate claims.  Although we dispute the material allegations made by Digital Diagnostics and KDI, if such actions were successful damages could be awarded against us.  In connection with the parties’ disputes we may seek to have the patents underlying the licenses declared invalid or unenforceable.  The Company may become subject to similar actions in the future which will be costly and time consuming to defend, the outcomes of which are uncertain.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities.

Market Information

In 2018 and 2017, our common stock is quoted on the Over-The-Counter QB Venture Marketplace (OTCQB) under the symbol “EXDI” and is not listed on any exchange. The following table sets forth the range of high and low bid prices as reported for each period indicated.

	High	Low
Fiscal year ended December 31, 2018

31-Mar-18	$1.600	$0.960
30-Jun-18	$2.400	$0.512
30-Sep-18	$1.984	$0.160
31-Dec-18	$0.536	$0.048

	High	Low

Fiscal year ended December 31, 2017

31-Mar-17	$8.00	$2.12
30-Jun-17	$3.00	$1.60
30-Sep-17	$5.20	$0.80
31-Dec-17	$1.60	$0.64

The foregoing quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.  As of March 27, 2019, the latest closing price for our common stock was $1.50 per share.

Holders

As of March 27, 2019, the Company had 113 common stock holders of record. In addition, as of such date, there were 7 holders of record of our Series B-1 preferred stock, 13 holders of our Series B-2 preferred stock, and one holder of our Series C preferred stock, convertible into an aggregate of 1,652,167 (13,217,334 pre-split) shares of our common stock based on conversion ratio equal to one common share for each share of preferred stock. In addition, the Company has 7 Series A preferred stock holders whose shares are convertible to 4,022,250 (32,178,000 pe-split) shares of our common stock based on a conversion ratio of 5 (40 pre-split) shares of common stock for each share of Series A preferred stock. In addition, the Company has 7 Series D preferred stock holders whose shares are convertible to 1,125,000 (9,000,000 pre-split) shares of our common stock based on a conversion ratio of 25,000 (200,000 pre-split) shares of common stock for each share of Series D preferred stock.

Dividends

We have never paid cash dividends on our capital stock. There are no restrictions that would limit us from paying dividends; however, we do not anticipate paying any cash dividends for the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The aggregate number of shares of Common Stock which may be issued pursuant to the 2018 Stock Option Plan is 1,187,500 of which 959,375 have been issued and 228,125 are available to be issued for future grants.

The aggregate number of shares of Common Stock which may be issued pursuant to the 2019 Equity Incentive Plan is 5,674,213 of which 3,850,000 have been issued and 1,824,213 are available to be issued for future grants.

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

Following the Share Exchange, the Company became a life science company that plans to develop and commercialize Point-of-Care (“POC”) diagnostics for measuring proteolytic enzymes in the blood based on a proprietary detection platform (the “New Business”). The Company’s primary product, the FibriLyzer, will employ a disposable test “biosensor” strip combined with a portable and easy to use hand held detection unit that provides a result in less than 30 seconds.  The initial markets the Company intend to pursue for the FibriLyzer are (i) the management of hyperfibrinolytic states associated with surgery and trauma, (ii) obstetrics, (iii) acute events such as myocardial infarction and ischemic stroke, (iv) pulmonary embolism and deep vein thrombosis and (v) chronic coronary disease management. The Company expects to follow up the FibriLyzer with similar technology, the MatriLyzer, to detect collagenase levels in the blood for the detection of the recurrence of cancer. The Company intends to file to gain regulatory approval to sell its products in the United States, Canada and Europe.  Management intends to primarily focus on the development and commercialization of the FibriLyzer and related technology exclusively licensed by Exactus.

In December 2018, the Company expanded its focus to pursue opportunities in Cannabidiol (“CBD”). This decision was based in part on the passing of The Hemp Farming Act of 2018. The Act was signed into law during December 2018 and removes hemp (cannabis with less than 0.3% THC) from the Schedule I controlled substances list. Following passage, CBD derived from industrial hemp became legal in the US under federal law and in all 50 states, opening the door to develop and sell hemp-based CBD products nationwide. The Company’s goal is to rapidly establish one or more principal sources of supply and to develop wholesale and retail sales channels for CBD end-products to be sold to humans and for animal health, such as nutraceuticals, supplements and pet and farm products. The Company intends to follow regulatorily compliant pathways by adopting practices established by the FDA for CBD.

Results of Operations

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017:

General and administrative expenses increased by $713,298, or 59%, from $1,219,309 for the year ended December 31, 2017 to $1,932,607 for the year ended December 31, 2018, largely due to contractual bonuses and stock options given to management to retain executive staff.

The Company entered into new employment agreements with our Chief Executive Officer, our Executive Vice President, and our Chief Financial Officer effective December 1, 2018. Under these agreements, the executives agreed to terminate predecessor employment agreements and agreed to release the Company from any and all obligations under the predecessor agreement for any amounts that could have been due or owing, including, without limitation, compensation, bonuses and other payments. On February 21, 2019, the Company executed a termination agreement and mutual release with the Chief Business Officer. The agreement contains mutual releases between the parties. As a result of these agreements, the Company recognized $1,355,372 in debt forgiveness which was recorded under additional paid in capital.

Professional fees decreased by $295,903, or 59%, from $499,522 for the year ended December 31, 2017 to $203,619 for the year ended December 31, 2018, due to decreased legal services.

Research and development decreased by $56,706, or 16%, from $356,076 for the year ended December 31, 2017 to $300,000 for the year ended December 31, 2018, as the Company delays projects until additional funds are raised.

Impairment loss decreased by $1,050,000, or 100%, from $1,050,000 for the year ended December 31, 2017 to $0 for the year ended December 31, 2018, due to impairment of the Company’s license and prepaid clinical trial due to cash constraints to manufacture materials needed for trial.

Derivative loss increased by $161,494, or 24%, from $667,200 for the year ended December 31, 2017 to $828,694 for the year ended December 31, 2018, due to the issuance of new convertible notes in 2018 and adjustments to fair value.

Loss on stock settlement increased by $607,929, or 100%, from $0 for the year ended December 31, 2017 to $607,929 for the year ended December 31, 2018, due to issuing shares to settle accounts payable balances and conversion of convertible notes and interest.

Interest expense increased by $395,902, or 577%, from $68,568 for the year ended December 31, 2017 to $464,470 for the year ended December 31, 2018, due to the issuance of new convertible notes in 2018, and the amortization of discounts related to convertible notes.

 As a result of the foregoing, we generated a loss from operations of $2,436,226 for the year ended December 31, 2018 as compared to an operating loss of $3,124,907 for the year ended December 31, 2017, a change of $688,681.

 As a result of the foregoing, we generated a net loss of $4,337,319 for the year ended December 31, 2018 as compared to a net loss of $3,860,675 for the year ended December 31, 2017, a change of $476,644.

Liquidity and Capital Resources

Since our inception in 2008, we have generated losses from operations. As of December 31, 2018, our accumulated deficit was $10,537,892 of which $736,959 was related to the Former Business.  As of December 31, 2018, we had $1,960 of cash. These funds will not be sufficient to enable us to complete the development of any potential products, including the FibriLyzer and related technology. Accordingly, we will need to obtain further funding through public or private equity offerings, debt financing, collaboration arrangements or other sources. The issuance of any additional shares of common stock, preferred stock or convertible securities could be substantially dilutive to our shareholders. In addition, adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital, we will be forced to delay, reduce or eliminate our research and development programs and may not be able to continue as a going concern.

Net cash used in operating activities for the year ended December 31, 2018 was $465,755, due to our net loss of $4,337,319, offset by non-cash charges related to convertible loan notes derivative expense of $828,694, amortization of debt discounts of $405,173, $607,929 for a debt settlement loss, stock-based compensation of $227,394, $526,000 for stock payments, and warrant expense of $138,679. Changes in assets and liabilities totaled a gain of $1,137,695, which primarily consisted of an increase in accrued expenses of $905,946 and increase in account payable of $188,378.

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

Net cash provided by financing activities for the year ended December 31, 2018 was $306,500 due to $178,100 in proceeds from convertible loan notes, $103,400 in proceeds from the issuance of a note payables, $50,000 of net proceeds from sale of Series D Preferred Stock and the repayment of $25,000 of principle on convertible notes.

Net cash provided by financing activities for the year ended December 31, 2017 was $340,800 due to $267,800 in proceeds from convertible loan notes, $48,000 in proceeds from the issuance of a note payables, and $25,000 proceeds from sale of Series B-2 Preferred Stock.

Going Concern

The audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2018 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

 Off-Balance Sheet Arrangements

As of December 31, 2018, we had no material off-balance sheet arrangements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Exactus, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Exactus, Inc. (the “Company”), as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ (deficit) equity and cash flows for each of the two years in the period ended December 31, 2018 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP
We have served as the Company’s auditor since 2014 New York, New York March 29, 2019

Exactus, Inc.
(formerly known as Spiral Energy Tech, Inc.)
Consolidated Balance Sheets
	December 31,
	2018	2017

ASSETS
Current Assets:
Cash and cash equivalents	$1,960	$161,215
Prepaid expenses	12,330	11,458
Total current assets	14,290	172,673

TOTAL ASSETS	$14,290	$172,673

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$923,429	$735,051
Accrued expenses	46,875	582,236
Note payable	51,400	48,000
Convertible notes, net of unamortized debt discount	491,788	57,796
Derivative liability	1,742,000	930,000
Settlement payable	17,000	20,000
Interest payable	66,300	15,232
Total Current Liabilities	3,338,792	2,388,315

Long Term Liabilities:
Convertible notes payable	100,000	-
Total Long Term Liabilities	100,000	-

TOTAL LIABILITIES	3,438,792	2,388,315

Commitments and contingencies (see note 9)

Stockholders' Deficit:
Preferred stock: 50,000,000 authorized; $0.0001 par value, 0 shares
issued and outstanding	-	-
Preferred stock Series A: 1,000,000 authorized; $0.0001 par value, 0
shares issued and outstanding	-	-
Preferred stock Series B-1: 32,000,000 authorized; $0.0001 par value,
2,800,000 shares issued and outstanding	280	280
Preferred stock Series B-2: 10,000,000 authorized; $0.0001 par value,
8,684,000 shares issued and outstanding	868	868
Preferred stock Series C: 1,733,334 authorized; $0.0001 par value,
1,733,334 shares issued and outstanding	173	173
Preferred stock Series D: 200 authorized; $0.0001 par value, 45 and 0
shares issued and outstanding, respectively	1	-
Common stock: 650,000,000 shares authorized; $0.0001 par value,
6,233,524 and 4,383,983 shares issued and outstanding,
respectively	623	439
Additional paid-in capital	7,111,445	3,983,171
Accumulated deficit	(10,537,892)	(6,200,573)
Total Stockholders' Deficit	(3,424,502)	(2,215,642)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$14,290	$172,673

The accompanying notes are an integral part of these consolidated financial statements.

  Exactus, Inc.
(formerly known as Spiral Energy Tech, Inc.)
Consolidated Statements of Operations

	Year Ended December 31,
	2018	2017

Revenues	$-	$-

Operating Expenses:
General and administration	1,932,607	1,219,309
Professional	203,619	499,522
Research and development	300,000	356,076
Impairment loss	-	1,050,000
Total Operating Expenses	2,436,226	3,124,907

Net Loss from Operations	(2,436,226)	(3,124,907)

Other Expenses:
Derivative loss	(828,694)	(667,200)
Loss on stock settlement	(607,929)	-
Interest expense	(464,470)	(68,568)
Total Other Expenses	(1,901,093)	(735,768)

Net loss before income taxes	(4,337,319)	(3,860,675)
Provision for income taxes	-	-

Net Loss	$(4,337,319)	$(3,860,675)

Basic and Diluted Loss per Common Share	$(0.91)	$(0.91)

Weighted Average Number of Common Shares Outstanding	4,764,056	4,243,395

The accompanying notes are an integral part of these consolidated financial statements.

Exactus, Inc.
(formerly known as Spiral Energy Tech, Inc.)
Consolidated Statements of Stockholders' Deficit
	Preferred Stock- Series B-1		Preferred Stock- Series B-2		Preferred Stock- Series C		Preferred Stock- Series D		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2016	2,800,000	$280	8,584,000	$858	1,733,334	$173	-	$-	4,258,983	$426	$3,838,244	$(2,339,898)	$1,500,083
Issuance of Series B-2 preferred stock for cash	-	-	100,000	10	-	-	-	-	-	-	24,990	-	25,000
Cancellation of common stock issued for													-
share-based payment	-	-	-	-	-	-	-	-	(62,500)	(6)	(44)	-	(50)
Common stock issued for debt settlement	-	-	-	-	-	-	-	-	187,500	19	119,981		120,000
Net Loss	-	-	-	-	-	-	-	-	-	-	-	(3,860,675)	(3,860,675)
Balance, December 31, 2017	2,800,000	280	8,684,000	868	1,733,334	173	-	-	4,383,983	439	3,983,171	(6,200,573)	(2,215,642)
Issuance of Series D preferred stock for cash	-	-	-	-	-	-	45	1	-	-	549,999	-	550,000
Common stock issued for debt settlement	-	-	-	-	-	-	-	-	214,834	21	343,714	-	343,735
Common stock issued for services									250,000	25	17,975		18,000
Common stock issued upon convesion of
convertible debt	-	-	-	-	-	-	-	-	685,644	69	400,411	-	400,480
Common stock issued for services	-	-	-	-	-	-	-	-	125,000	12	7,988	-	8,000
Common stock issued for settlement	-	-	-	-	-	-	-	-	574,063	57	86,742	-	86,799
Warrants issued to Series B-2 holder	-	-	-	-	-	-	-	-	-	-	138,679	-	138,679
Related party debt forgiveness	-	-	-	-	-	-	-	-	-	-	1,355,372	-	1,355,372
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	227,394	-	227,394
Net Loss	-	-	-	-	-	-	-	-	-	-	-	(4,337,319)	(4,337,319)
Balance, December 31, 2018	2,800,000	$280	8,684,000	$868	1,733,334	$173	45	$1	6,233,524	$623	$7,111,445	$(10,537,892)	$(3,424,502)

The accompanying notes are an integral part of these consolidated financial statements.

Exactus, Inc.
(formerly known as Spiral Energy Tech, Inc.)
Consolidated Statements of Cash Flows
	Year Ended December 31,
	2018	2017

Cash Flows From Operating Activities:
Net loss	$(4,337,319)	$(3,860,675)
Adjustments to reconcile net loss to cash used in operations:
Derivative expense	828,694	667,200
Officer and director stock payment	500,000	-
Stock option expense	227,394	-
Warrant expense	138,679
Amortization of discount and debt issuance costs for convertible notes	405,173	52,795
Impairment	-	1,050,000
Stock issued for services	26,000
Loss on debt settlement in stock	607,929	78,315
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Prepaid expenses	(872)	8,214
Increase (decrease) in operating liabilities:
Accounts payable	188,378	210,241
Accrued expenses	905,946	523,757
Settlement payable	(3,000)	20,000
Interest payable	47,243	15,232
Net Cash Used In Operating Activities	(465,755)	(1,234,921)

Cash Flows From Investing Activities:
Net Cash From Investing Activities	-	-

Cash Flows From Financing Activities:
Proceeds from sale of Series B-2 Preferred Stock	-	25,000
Proceeds from sale of Series D Preferred Stock	50,000	-
Proceeds from issuance of notes payable	103,400	48,000
Payments of principal on convertible notes	(25,000)	-
Proceeds from issuance of convertible notes	178,100	267,800
Net Cash Provided By Financing Activities	306,500	340,800

Net decrease in cash and cash equivalents	(159,255)	(894,121)
Cash and cash equivalents at beginning of year	161,215	1,055,336

Cash and cash equivalents at end of year	$1,960	$161,215

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash transactions investing and financing activity:
Forgiveness of debt by officers and directors	$1,355,372	$-
Proceeds from sale of Preferred Series D stock paid directly to settle amounts
due to officers and directors	$500,000	$-
Accounts payable settled by common stock issued	$85,934	$41,685
Convertible notes settled by common stock	$46,295	$-
Initial benefical conversion feature and debt discount on convertible notes	$236,500	$374,700
Initial derivative liability on convertible notes	$469,000	$876,000
Fair value of common stock issued on conversion of notes	$400,480	$-
Fair value of common stock issued for settlement of accounts payable	$343,735	$120,000

 The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1. BUSINESS DESCRIPTION

              Exactus, Inc. (the “Company”) was incorporated on January 18, 2008, as “Solid Solar Energy, Inc.” in the State of Nevada as a for-profit Company. On May 16, 2013, the Company filed a certificate of amendment to change its name to “Spiral Energy Tech., Inc.”.  On February 29, 2016, the Company acquired all of the issued and outstanding capital stock of Exactus BioSolutions, Inc. (“Exactus BioSolutions”) pursuant to a Share Exchange Agreement, dated February 29, 2016, with Exactus BioSolutions (the “Share Exchange”). The Company issued 30 million shares of newly-designated Series B-1 Preferred Stock to the shareholders of Exactus BioSolutions in the Share Exchange, representing approximately 87% of voting control of the Company upon consummation of the Share Exchange. As a result of the Share Exchange, Exactus BioSolutions became a wholly-owned subsidiary of Exactus, Inc. Effective March 22, 2016, the Company changed its corporate name to “Exactus, Inc.” via a merger with its wholly-owned subsidiary, Exactus Acquisition Corp.

Following the Share Exchange, the Company became a life science company that plans to develop and commercialize Point-of-Care (“POC”) diagnostics for measuring proteolytic enzymes in the blood based on a proprietary detection platform (the “New Business”). The Company’s primary product, the FibriLyzer, will employ a disposable test “biosensor” strip combined with a portable and easy to use hand held detection unit that provides a result in less than 30 seconds.  The initial markets the Company intend to pursue for the FibriLyzer are (i) the management of hyperfibrinolytic states associated with surgery and trauma, (ii) obstetrics, (iii) acute events such as myocardial infarction and ischemic stroke, (iv) pulmonary embolism and deep vein thrombosis and (v) chronic coronary disease management. The Company expects to follow up the FibriLyzer with similar technology, the MatriLyzer, to detect collagenase levels in the blood for the detection of the recurrence of cancer. The Company intends to file to gain regulatory approval to sell its products in the United States, Canada and Europe.  Management intends to primarily focus on the development and commercialization of the FibriLyzer and related technology exclusively licensed by Exactus.

In December 2018, the Company expanded its focus to pursue opportunities in Cannabidiol (“CBD”). This decision was based in part on the passing of The Hemp Farming Act of 2018. The Act was signed into law during December 2018 and removes hemp (cannabis with less than 0.3% THC) from the Schedule I controlled substances list. Following passage, CBD derived from industrial hemp became legal in the US under federal law and in all 50 states, opening the door to develop and sell hemp-based CBD products nationwide. The Company’s goal is to rapidly establish one or more principal sources of supply and to develop wholesale and retail sales channels for CBD end-products to be sold to humans and for animal health, such as nutraceuticals, supplements and pet and farm products. The Company intends to follow regulatorily compliant pathways by adopting practices established by the FDA for CBD.

Prior to the Company’s acquisition of Exactus BioSolutions pursuant to the Share Exchange, its primary business focus was on developing and commercializing drone technology (the “Former Business”).

              On January 11, 2019, the Board of Directors of the Company approved a reverse stock split of the Company’s Common Stock at a ratio of 1-for-8 (the “Reverse Stock Split”) including shares issuable upon conversion of the Company’s outstanding convertible securities. All share and per share values of the Company’s common stock for all periods presented in the accompanying consolidated financial statements are retroactively restated for the effect of the Reverse Stock Split in accordance with Staff Accounting Bulletin 4C.

NOTE 2. GOING CONCERN

These consolidated financial statements are presented on the basis that the Company will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business. No adjustment has been made to the carrying amount and classification of the Company’s assets and the carrying amount of its liabilities based on the going concern uncertainty. The Company has considered ASU 2014-15 in consideration of reporting requirements of the going concern financial statements.

As of December 31, 2018, the Company had no products available for sale. There can be no assurance that the Company’s technology will be approved for sale or, if approved for sale, be commercially successful. In addition, The Company operates in an environment of rapidly changing technology and is dependent upon the continued services of its current consultants and subcontractors.

The Company had a working capital deficit of approximately $3.3 million as of December 31, 2018 and incurred a net loss of approximately $4.3 million for the year then ended.

Management Plans

Over the last several months the Company and its advisors have been evaluating numerous opportunities and relationships to increase shareholder value.

The Company identified the rapidly growing hemp-based CBD market as a valuable target for a new company focus. On January 8, 2019, the Company entered into a Master Product Development and Supply Agreement with Ceed2Med LLC (“C2M”). C2M owns and operates cGMP facilities located in the State of Florida and elsewhere and has the expertise, resources, skills and experience suitable for CBD rich ingredients including isolates, distillates, water soluble, and proprietary formulations. Under the Agreement, the Company has been allotted a minimum of 50 and up to 300 kilograms per month, and up to 2,500 kilograms annually, of CBD rich ingredients for resale. The Company expects to be able to offer tinctures, edibles, capsules, topical solutions and animal health products manufactured for the Company by C2M to satisfy demand for branded and white-label products that the Company intends to offer to sell in the future. The Company expects to begin marketing during the first quarter of 2019.

The Company expects to realize revenue through our efforts, if successful, to sell wholesale and retail finished products to third parties. However, as the Company is in a start-up phase, in a new business venture, in a rapidly evolving industry, many of our costs and challenges are new and unknown. In order to fund the Company’s activities, the Company will need to raise additional capital either through the issuance of equity and/or the issuance of debt. In the first quarter of 2019, the Company accepted subscriptions in a private placement offering of common stock of approximately $3.0 million.

The Company will need to obtain further funding through public or private equity offerings, debt financing, collaboration arrangements or other sources in order to continue. The issuance of any additional shares of common stock, preferred stock or convertible securities could be substantially dilutive to the Company’s stockholders. In addition, adequate additional funding may not be available on acceptable terms, or at all. If the Company is unable to raise capital, it would be forced to delay, reduce or eliminate research and development programs and may not be able to continue as a going concern.

 NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation. The consolidated financial statements and related disclosures have been prepared pursuant to the rules and regulations of the SEC.  The financial statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles of the United States (“GAAP”). The Consolidated financial statements include the accounts of the Company and Exactus Biosolutions, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates. The Company prepares its financial statements in conformity with GAAP which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Significant estimates for the years ended December 31, 2018 and 2017 include the fair value of derivative liabilities, contingent liabilities, and stock-based payments.

Cash and Cash Equivalents. The Company consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying value of those investments approximates their fair market value due to their short maturity and liquidity. Cash and cash equivalents include cash on hand and amounts on deposit with financial institutions, which amounts may at times exceed federally insured limits. As of December 31, 2018, the Company had no amounts on deposit that exceeded federally insured limits.

Stock-Based Compensation. The Company recognizes compensation expense for stock-based compensation in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 718 “Compensation - Stock Compensation” and ASC Topic 505-50 “Equity-Based Payments to Non-Employees”. For employee stock-based awards, the Company calculates the fair value of the award on the date of grant using the Black-Scholes method for stock options and the quoted price of its common stock for unrestricted shares; the expense is recognized over the requisite service period. For non-employee stock-based awards, the Company calculate the fair value of the award on the date of grant in the same manner as employee awards.

Share-based expense related to the vesting of stock options and the grant of shares for services totaled $235,394 for the year ended December 31, 2018. There was no share-based expense for the year ended December 31, 2017.

 Research and Development Expenses. The Company follow ASC 730-10, “Research and Development,” and expenses research and development costs when incurred.  Accordingly, third-party research and development costs, including designing, prototyping and testing of product, are expensed when the contracted work has been performed or milestone results have been achieved. Indirect costs are allocated based on percentage usage related to the research and development. Research and development costs of $300,000 and $356,076 were incurred for the years ended December 31, 2018 and 2017, respectively.

Derivatives and Hedging- Contracts in Entity’s Own Equity. In accordance with the provisions of ASC 815 “Derivatives and Hedging” the embedded conversion features in the convertible notes (Note 5) are not considered to be indexed to the Company’s stock. As a result, these are required to be accounted for as derivative financial liabilities and have been recognized as liabilities on the accompanying consolidated balance sheets. The fair value of the derivative financial liabilities are determined using a binomial model with Monte Carlo simulation and is affected by changes in inputs to that model including the Company’s stock price, expected stock price volatility, the expected term, and the risk-free interest rate. The derivative financial liabilities are subject to re-measurement at each balance sheet date and any changes in fair value is recognized as a component in other income (expenses) (Note 6).

Fair Value Measurements. The Company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value, and expands disclosure of fair value measurements. The guidance prioritizes the inputs used in measuring fair value and establishes a three-tier value hierarchy that distinguishes among the following:

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

Liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company has not transferred any liabilities between the classification levels. As of December 31, 2018 and 2017, the Company has no assets that are re-measured at fair value, and its liabilities re-measured at fair value consist of derivative liabilities embedded in convertible notes, which are measured using Level 3 inputs. See Note 6.

Related Parties. The Company follows ASC 850,” Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions.

Income Taxes.  The Company accounts for income taxes under ASC 740 “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Earnings per Share. The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, “Earnings per Share.” Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. For the years ended December 31, 2018 and 2017, the following potentially dilutive shares were excluded from the computation of diluted earnings per shares because their impact was anti-dilutive:

	2018	2017
Stock Options	959,375	-
Stock Warrants	644,083	208,458
Preferred Stock	2,602,167	1,652,167
Convertible Debt	22,134,849	424,479
Total	26,340,474	2,285,104

Recently Adopted Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements – Going Concern (Subtopic 205-40), effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. This standard provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The guidance is effective for annual reporting periods ending after December 15, 2016, and early adoption is permitted. The Company adopted this guidance on January 1, 2017, with no significant impact the Company’s consolidate financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Cash Flow Statements, Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow classification issues with the objective of reducing diversity in practice. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU creates a single source of revenue guidance for companies in all industries. The new standard provides guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers, unless the contracts are within the scope of other accounting standards. It also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets. This guidance, as amended, must be adopted using either a full retrospective approach for all periods presented or a modified retrospective approach and will be effective for fiscal years beginning after December 15, 2017 with early adoption permitted. The Company adopted this ASU effective January 1, 2018 using the modified retrospective method with no impact on its consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02 (Topic 842). Topic 842 amends a number of aspects of lease accounting, including requiring lessees to recognize leases with a term greater than one year as a right-of-use asset and corresponding liability, measured at the present value of the lease payments. In July 2018, the FASB issued supplemental adoption guidance and clarification to Topic 842 within ASU 2018-10 “Codification Improvements to Topic 842, Leases” and ASU 2018-11 “Leases (Topic 842): Targeted Improvements.” The new guidance aims to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. A modified retrospective application is required with an option to not restate comparative periods in the period of adoption. This guidance is effective for the Company on January 1, 2019 with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements, which will consist primarily of a balance sheet gross up of its operating leases to show equal and offsetting right-of-use assets and lease liabilities. The Company anticipates using the practical expedients that are included in the guidance for existing operating leases which allows a waiver of lease assessment of their respective classification under the new standard. The Company will adopt the requirements of the new standard as new arrangements are executed.

On June 20, 2018, the FASB issued ASU 2018-07,1 which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. Currently, share-based payment arrangements to nonemployees are accounted for under ASC 718,3 while nonemployee share-based payments issued for goods and services are accounted for under ASC 505-50. ASC 505-50. Before the amendment, the major difference for the Company (but not limited to) was the determination of measurement date which generally is the date on which the measurement of equity classified share-based payments becomes fixed. Equity classified share-based payments for employees was fixed at the time of grant and nonemployee share based payments. Equity-classified nonemployee share-based payment awards are no longer measured at the earlier of the date which a commitment for performance by the counterparty is reached or the date at which the counterparty’s performance is complete. They are now measured at the grant date of the award which is the same as share-based payments for employees. The Company adopt the requirements of the new rule in the first quarter of 2019.

In January 2017, the FASB issued Accounting Standards Update 2017-04, “Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment” (ASU 2017-04). The standard simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the amendments of ASU 2017-04, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, but the loss cannot exceed the total amount of goodwill allocated to the reporting unit. ASU 2017-04 is effective for the calendar year ending December 31, 2020. The amendments require a prospective approach to adoption and early adoption is permitted for interim or annual goodwill impairment tests. The Company is currently evaluating the impact of this standard.

In June 2016, the FASB issued ASU 2017-13, Financial Instruments-Credit Losses. The standard requires a financial asset (including trade receivables) measured at amortized cost basis to be presented at the net amount expected to be collected. Thus, the income statement will reflect the measurement of credit losses for newly-recognized financial assets as well as the expected increases or decreases of expected credit losses that have taken place during the period. This standard will be effective for the calendar year ending December 31, 2020. The Company is currently in the process of evaluating the impact of adoption of this ASU on its consolidated financial statements.

In July 2017, the FASB issued ASU No. 2017-11, which amends the FASB Accounting Standards Codification. Part I of ASU No. 2017-11, Accounting for Certain Financial Instruments with Down Round Features, changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. The guidance is effective for reporting periods beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted The Company is in the process of evaluating the impact of adopting the guidance on its consolidated financial statements.

NOTE 4. NOTES PAYABLE

On June 28, 2017, the Company issued to two of the Company’s executive officers a promissory note in the principal amount up to $100,000, which amount may be drawn upon by the Company as bridge financing for general working capital purposes. The promissory note accrues interest at a rate of 8.0% per annum and matures on the earlier of (i) one (1) year from the date of the promissory note, and (ii) the closing the sale of the Company’s securities in a single transaction or a series of related transactions from which at least $500,000 of gross proceeds are raised. As of December 31, 2018 and 2017, the Company has drawn $51,400 and $48,000, respectively, on the promissory notes. During the years ended December 31, 2018 and 2017, the Company recognized $3,981 and $1,967, respectively, of interest expense. As of December 31, 2018 and 2017, the notes had accrued interest balances of $5,928 and $1,967, respectively

NOTE 5. CONVERTIBLE NOTES

The Company’s convertible notes consist of the following as of December 31, 2018 and 2017:

2018	2017
Convertible note in the amount of $110,000 dated, August 14, 2017, accruing interest at an annual rate of 8%, matured on August 14, 2018, and convertible into common stock of the Company at a conversion price equal to the lesser of (i) $2.00 ($0.25 pre-split) and (ii) 60% of the average of the three lowest trading prices of the Company’s common stock during the twenty-day trading period prior to the conversion (the “Note”). The Company received net proceeds of $87,000 from the issuance of the Note , after deducting an original issue discount and debt issuance costs. On December 18, 2017, the Company further amended the Note to (i) increase the aggregate principal amount of the Note to $115,000 and (ii) extend the date by which the Company is required to cause the Registration Statement to become effective to January 4, 2018. On January 4, 2018, the Company further amended the Note to (i) increase the aggregate principal amount of the Note to $125,000 and (ii) extend the date by which the Company is required to cause the Registration Statement to become effective to February 1, 2018. In March 2018, the Company paid $25,000 towards principal of the Note. On May 7, 2018, the Company further amended the Note to (i) increase the aggregate principal amount of the Note to $121,481 and (ii) extend the date by which the Company is required to cause the Registration Statement to become effective to May 31, 2018. On June 11, 2018, the holder of the Note converted $10,000 of the principal of the Note into 22,727 post-split shares (181,818 pre-split shares) of common stock. On July 13, 2018, the holder of the note converted $10,500 of the principal of the Note to 116,667 post-split shares (933,334 pre-split shares) of common stock. On August 30, 2018, the holder of the Note converted $10,500 of the principal of the Note to 218,750 post-split shares (1,750,000 pre-split shares) of common stock. On November 13, 2018, the Company further amended the Note to (i) increase the aggregate principal amount of the Note by $10,000 and (ii) extend the date by which the Company is required to cause the Registration Statement to become effective to December 13, 2018. The Company determined that the conversion feature embedded in the Note required bifurcation and presentation as a liability. During the year ended December 31, 2017, the Company recorded an initial derivative liability of $240,000, resulting in initial derivative expense of $153,000, and an initial debt discount of $87,000 to be amortized into interest expense through the maturity of the Note. During the years ended December 31, 2018 and 2017, the Company recognized $68,589 and $41,411, respectively, of amortization expense. As of December 31, 2018 and 2017, the notes had principal balances of $101,481 and $115,000, respectively, and is carried at $101,481 an $46,411, respectively, net of remaining discounts of $0 and $68,589, respectively.
$ 101,481	$ 46,411

Convertible note in the amount of $27,500 dated, September 27, 2017, accruing interest at an annual rate of 8%, matured on September 27, 2018, and convertible into common stock of the Company at a conversion price equal to the lesser of (i) $2.00 ($0.25 pre-split) and (ii) 60% of the average of the three lowest trading prices of the Company’s common stock during the twenty-day trading period prior to the conversion (the “Note”). The Company received net proceeds of $21,750 from the issuance of the Note, after deducting an original issue discount and debt issuance costs. On May 7, 2018, the Company further amended the Note to increase the aggregate principal amount of the Note to $4,125. On November 13, 2018, the Company amended the Note to (i) increase the aggregate principal amount of the Note by $5,000 and (ii) extend the date by which the Company is required to cause the Registration Statement to become effective to December 13, 2018. The Company determined that the conversion feature embedded in the Note required bifurcation and presentation as a liability. During the year ended December 31, 2017, the Company recorded an initial derivative liability of $46,000, resulting in initial derivative expense of $24,450, and an initial debt discount of $21,750 to be amortized into interest expense through the maturity of the Note. During the years ended December 31, 2018 and 2017, the Company recognized $20,177 and $7,323, respectively, of amortization expense. As of December 31, 2018 and 2017, the notes had principal balances of $36,625 and $27,500, respectively, and is carried at $36,625 an $7,323, respectively, net of remaining discounts of $0 and $20,177, respectively.
36,625	7,323

Convertible note in the amount of $65,000 dated, December 21, 2017, accruing interest at an annual rate of 12%, matured on December 21, 2018, and convertible into common stock of the Company at a conversion price equal to the lesser of (i) closing sale price of the common stock on the principal market on the trading day immediately preceding the closing date and (ii) 60% of the average of the three lowest trading prices of the Company’s common stock during the twenty-day trading period prior to the conversion (the “Note”). The Company received net proceeds of $62,400 from the issuance of the Note, after deducting an original issue discount and debt issuance costs. On March 28, 2018, the Company amended the Note to (i) increase the aggregate principal amount of the Note to $71,500 and (ii) adjust the conversion price to the lesser of (i) closing sale price of the common stock on the principal market on the trading day immediately preceding the closing date and (ii) 51% of the average of the three lowest trading prices of the Company’s common stock during the twenty-five day trading period prior to the conversion. On November 11, 2018, the holder of the note converted $5,325 of the principal of the Note to 187,500 post-split shares (1,500,000 pre-split shares) of common stock. On December 18, 2018, the holder of the Note converted $4,850 of the principal of the Note to 100,000 post-split shares (800,000 pre-split shares) of common stock. The Company determined that the conversion feature embedded in the Note required bifurcation and presentation as a liability. During the year ended December 31, 2017, the Company recorded an initial derivative liability of $163,000, resulting in initial derivative expense of $106,200, and an initial debt discount of $56,800 to be amortized into interest expense through the maturity of the Note. During the years ended December 31, 2018 and 2017, the Company recognized $63,219 and $1,781, respectively, of amortization expense. As of December 31, 2018 and 2017, the note had principal balances of $89,588 and $65,000, respectively, and is carried at $89,588 and $1,781 respectively, net of remaining discounts of $0 and $63,219, respectively.
89,588	1,781

Convertible note in the amount of $125,000 dated, December 26, 2017, accruing interest at an annual rate of 12%, matured on September 26, 2018, and convertible into common stock of the Company at a conversion price equal to the lesser of (i) the lowest trading price of the Company's common stock during the twenty-five-day trading period prior to the issue date of the Note and (ii) 50% of the average of the three lowest trading prices of the Company’s common stock during the twenty-five day trading period prior to the conversion (the “Note”). The Company received net proceeds of $112,250 from the issuance of the Note, after deducting an original issue discount and debt issuance costs. On July 11, 2018, the holder of the note elected to convert interest of $3,120 into 15,000 post-split (120,000 pre-split shares) of common stock. On November 28, 2018, the holder of the Note converted $2,000 of the interest of the Note to 25,000 post-split shares (200,000 pre-split shares) of common stock. The Company determined that the conversion feature embedded in the Note required bifurcation and presentation as a liability. During the year ended December 31, 2017, the Company recorded an initial derivative liability of $427,000, resulting in initial derivative expense of $324,750, and an initial debt discount of $102,250 to be amortized into interest expense through the maturity of the Note. During the years ended December 31, 2018 and 2017, the Company recognized $122,719 and $2,281, respectively, of amortization expense. As of December 31, 2018 and 2017, the Note had a principal balance of $125,000 for both periods, and is carried at $125,000 and $2,281 respectively, net of remaining discounts of $0 and $122,719, respectively.
125,000	2,281

Convertible note in the amount of $58,500 dated, March 16, 2018, accruing interest at an annual rate of 9%, matures on December 16, 2018, and convertible into common stock of the Company at a conversion price equal to the lesser of (i) $2.00 ($0.25 pre-split) and (ii) 51% of the average of the three lowest trading prices of the Company’s common stock during the twenty-five day trading period prior to the conversion (the “Note”). The Company received net proceeds of $41,050 from the issuance of the Note, after deducting an original issue discount and debt issuance costs. The Company determined that the conversion feature embedded in the Note required bifurcation and presentation as a liability. During the year ended December 31, 2018, the Company recorded an initial derivative liability of $94,000, resulting in initial derivative expense of $46,000, and an initial debt discount of $48,000 to be amortized into interest expense through the maturity of the Note. During the year ended December 31, 2018, the Company recognized $65,450 of amortization expense and as of December 31, 2018, the note is carried at its face value of $58,500.
58,500	-

Convertible note in the amount of $60,000 dated, June 29, 2018, accruing interest at an annual rate of 12%, maturing on June 29, 2019, and convertible into common stock of the Company at a conversion price equal to 50% of the average of the three lowest trading prices of the Company’s common stock during the twenty-day trading period prior to the conversion (the “Note”). The Company received net proceeds of $51,900 from the issuance of the Note, after deducting an original issue discount and debt issuance costs. In December 2018, the Company agreed to increase the principal balance of note by $30,000 in relation to the assignment of the Note by the holder to another third party. The Company determined that the conversion feature embedded in the Note required bifurcation and presentation as a liability. During the year ended December 31, 2018, the Company recorded an initial derivative liability of $120,000, resulting in initial derivative expense of $63,000, and an initial debt discount of $57,000 to be amortized into interest expense through the maturity of the Note. During the year ended December 31, 2018, the Company recognized $30,981 of amortization expense and as of December 31, 2018, the Note had a principal balance of $90,000, and is carried at $55,881, net of un-amortized discounts of $34,119.
	55,881	-

Convertible note in the aggregate amount of $30,000 dated, July 3, 2018, accruing interest and an annual rate of 12%, maturing on July 3, 2019, and convertible into common stock of the Company at a conversion price equal to 50% of the average of the three lowest trading prices of the Company’s common stock during the twenty-day trading period prior to the conversion (the “Notes”). The Company received net proceeds of $28,000 from the issuance of the Note , after deducting an original issue discount and debt issuance costs. The Company determined that the conversion feature embedded in the Note required bifurcation and presentation as a liability. During the year ended December 31, 2018, the Company recorded an initial derivative liability of $68,000, resulting in initial derivative expense of $40,000, and an initial debt discount of $28,000 to be amortized into interest expense through the maturity of the Note. During the year ended December 31, 2018, the Company recognized $16,620 of amortization expense. As of December 31, 2018, the Note had a principal balance of $30,000 and the note is carried at $14,120, net of un-amortized discount of $15,880.
	14,120	-

Convertible notes in the aggregate amount of $70,500 dated, October 23, 2018 ($35,250) and October 26, 2018 ($35,250), accruing interest at an annual rate of 12%, maturing in one year, and convertible into common stock of the Company at a conversion price equal to the lesser of i) the closing sale price of the Company's common stock on closing date and ii) 60% of the lowest trading price of the Company’s common stock during the twenty-day trading period prior to the conversion (the “Note”). The Company received net proceeds of $57,000 from the issuance of the Note, after deducting an original issue discount and debt issuance costs. The Company determined that the conversion features embedded in the Notes required bifurcation and presentation as liabilities. During the year ended December 31, 2018, the Company recorded initial derivative liabilities of $187,000, resulting in initial derivative expense of $127,000, and initial debt discounts of $60,000 to be amortized into interest expense through the maturity of the Note. During the year ended December 31, 2018, the Company recognized $15,535 of amortization expense and as of December 31, 2018, the Note had a principal balance of $70,500 and the notes are carried at $10,593, net of un amortized discounts of $59,907.
	10,593	-

Convertible Notes in the aggregate amount of $100,000, issued on March 22, 2018. The Notes bear interest at a rate of 5% per annum and will mature on February 1, 2023. If a qualified financing from which at least $5 million of gross proceeds are raised occurs prior to the maturity date, then the outstanding principal balance of the notes, together with all accrued and unpaid interest thereon, shall be automatically converted into a number of shares of the Company’s common stock at $0.40 ($0.05 pre-split) per Share. The Notes offers registration rights wherein the Company agrees that within 45 days of a Qualified Offering, prior to the Maturity Date, the Company shall file a registration statement with the SEC registering for resale the shares of Company’s common stock into which the Notes are convertible. The balance of notes as of December 31, 2018 totaled $100,000.
	100,000	-

Net Carrying Amount of Convertible Debt	$591,788	$57,796
Less: Current Portion	491,788	57,796
Convertible Notes, Long Term	$100,000	$0

The following is a summary of the carrying amounts of convertible notes as of December 31, 2018 and 2017:

	2018	2017
Principal Amount	$701,694	$332,500
Less unamortized debt discount and debt issuance costs	(109,906)	(274,704)
Total convertible debt less unamortized debt discount and debt issuance costs	$591,788	$57,796

During the years ended December 31, 2018 and 2017, the Company recognized $55,877 and $4,495, respectively, of interest expense for these convertible notes. As of December 31, 2018 and 2017, the notes had accrued interest balances of $60,372 and $4,495, respectively

 NOTE 6. DERIVATIVE LIABILITIES

The Company determined that the conversion options embedded in the Notes discussed in Note 5 require liability presentation at fair value. Each of these instruments provide the holder with the right to convert into common stock at a fixed discount market, with certain notes subject to a cap on the conversion price. These clauses cause uncertainty as to the number of shares issuable upon conversion of convertible debt and accordingly require liability presentation on the balance sheet in accordance with US GAAP. The fair value of the described embedded derivative on all debt was valued at $1,742,000 and $930,000 at December 31, 2018 and 2017, respectively. For the years ended December 31, 2018 and 2017, the Company measured the fair value of the embedded derivatives using a binomial model and Monte Carlo simulations, and the following assumptions:

	2018	2017
Expected Volatility	85.8% to 455.8%	300.9% to 333.9%
Expected Term	0.25 to 1.0 Years	0.25 to 1.0 Years
Risk Free Rate	1.6% to 2.6%	1.2% to 1.5%
Dividend Rate	0.00%	0.00%

The Company recorded change in fair value of the derivative liability on debt to market resulting in non-cash, non-operating loss of $433,855 and $54,000 for the year ended December 31, 2018 and 2017, respectively.

During the year ended December 31, 2018 and 2017 the Company reclassed the derivative liability of $90,855 and $0, respectively, to additional paid in capital on conversion of convertible note.

The following table provides a summary of derivative activity for years ended December 31, 2018 and 2017:

Balance, December 31, 2016	$-
Initial fair value at note issuances	876,000
Change in fair value	54,000
Balance, December 31, 2017	930,000
Initial fair value at note issuances	469,000
On conversions and repayments	(90,855)
Change in fair value	433,855
Balance, December 31, 2018	$1,742,000
Net loss for the year included in earnings relating to the liabilities held at December 31, 2018	$433,855
Non-cash interest expenses related to derivative liability	$394,839

NOTE 7. STOCKHOLDERS’ DEFICT

On January 11, 2019, the Board of Directors of the Company approved a reverse stock split of the Company’s Common Stock at a ratio of 1-for-8 including shares issuable upon conversion of the Company’s outstanding convertible securities. All share and per share values of the Company’s common stock for all periods presented in the accompanying consolidated financial statements are retroactively restated for the effect of the Reverse Stock Split in accordance with Staff Accounting Bulletin 4C.

Preferred Stock

The Company’s authorized preferred stock consists of 50,000,000 shares with a par value of $0.0001.

Series A - On February 17, 2016, the Board of Directors voted to designate a class of preferred stock entitled Series A Preferred Stock, consisting of up to five million (5,000,000) shares, par value $0.0001.

On December 21, 2018, we filed a Certificate of Cancellation of our previously filed Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock in order to designate 1,000,000 shares as a new Series of Preferred Stock for issuance to former Holders of our Notes under the Exchange Agreements, and filed a new Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.

Pursuant to the Series A Preferred Certificate of Designation, the Company issued shares of Series A Preferred. Each share of Series A Preferred has a stated value of $1.00 per share.  In the event of a liquidation, dissolution or winding up of the Company, each share of Series A Preferred Stock will be entitled to a payment as set forth in the Certificate of Designation. The Series A Preferred is convertible into such number of shares of the Company’s common stock, par value $0.0001 per share equal to the Stated Value of $8.00 ($1.00 pre-split), divided by $0.20 ($0.025 per share pre-split), subject to adjustment in the event of stock split, stock dividends, and recapitalization or otherwise.  Pursuant to the Exchange Agreements each holder of Notes shall be issued Series A Preferred in the amount of the purchase price paid for such Notes by the buyer under the Exchange Agreement, including any penalty, interest and premium payments. Each share of Series A Preferred entitles the holder to vote on all matters voted on by holders of Common Stock as a single class. With respect to any such vote, each share of Series A Preferred entitles the holder to cast such number of votes equal to the number of shares of Common Stock such share of Series A Preferred is convertible into at such time, but not in excess of the conversion limitations set forth in the Series A Preferred Certificate of Designation. The Series A Preferred will be entitled to dividends to the extent declared by the Company.

There are no shares of Series A preferred stock outstanding as of December 31, 2018 and 2017.

Series B-1 - On February 29, 2016, the Company’s Board of Directors voted to designate a class of preferred stock entitled Series B-1 Convertible Preferred Stock (“Series B-1 Preferred Stock”), consisting of up to thirty-two million (32,000,000) shares, par value $0.0001.  With respect to rights on liquidation, winding up and dissolution, the Series B-1 Preferred Stock ranks pari passu to the class of common stock. Shares of Series B-1 Preferred Stock have no dividend rights except as may be declared by the Board in its sole and absolute discretion, out of funds legally available for that purpose. Shares of Series B-1 Preferred Stock are convertible, at the option of the holder, into shares of common stock at a conversion rate of 0.125 post-split shares (1 pre-split shares) for 1 share basis. Holders of Series B-1 Preferred Stock have the right to vote as-if-converted to common stock on all matters submitted to a vote of holders of the Company’s common stock. On February 29, 2016, the Company issued 30,000,000 shares of Series B-1 Preferred Stock, of which 2,800,000 remain outstanding as of December 31, 2018 and 2017.

Series B-2 - Also on February 17, 2016, the Company’s Board of Directors voted to designate a class of preferred stock entitled Series B-2 Convertible Preferred Stock (“Series B-2 Preferred Stock”), consisting of up to six million (6,000,000) shares, par value $0.0001, with a stated value of $0.25 per share.  With respect to rights on liquidation, winding up and dissolution, holders of Series B-2 Preferred Stock will be paid in cash in full, before any distribution is made to any holder of common or other classes of capital stock, an amount of $0.25 per share. Shares of Series B-2 Preferred Stock have no dividend rights except as may be declared by the Board in its sole and absolute discretion, out of funds legally available for that purpose. Shares of Series B-2 Preferred Stock are convertible, at the option of the holder, into shares of common stock at a conversion rate of 0.125 post-split shares (1 pre-split shares) for 1 share basis.  Holders of Series B-2 Preferred Stock have the right to vote as-if-converted to common stock on all matters submitted to a vote of the holders of the Company’s common stock. For so long as any shares of Series B-2 Preferred Stock are issued and outstanding, the Corporation shall not issue any notes, bonds, debentures, shares of preferred stock, or any other securities that are convertible to common stock unless such conversion rights are at a fixed ratio or a fixed monetary price (Note 9). On February 29, 2016, the Company issued 2,084,000 shares of Series B-2 Preferred Stock.

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

              As of December 31, 2018 and 2017, 8,684,000 shares of Series B-2 Preferred Stock are issued and outstanding.

Series C - On June 30, 2016, the Company’s Board of Directors approved a Certificate of Designation authorizing 1,733,334 shares of new Series C Preferred Stock, par value $0.0001.  The Series C Preferred Stock ranks equally with the Company’s common stock with respect to liquidation rights and is convertible to common stock at a conversion rate of 0.125 post-split shares (1 pre-split shares) for 1 share basis.  The conversion rights of holders of the Series C Preferred Stock are limited such that no holder may convert any shares of preferred stock to the extent that such holder, immediately following the conversion, would own in excess of 4.99% of the Company’s issued and outstanding shares of common stock.  This limitation may be increased to 9.99% upon 61 days written notice by a holder of the Series C Preferred Stock to the Company.   As of December 31, 2018 and 2017, 1,733,334 shares of Series C Preferred Stock are issued and outstanding.

Series D - On March 1, 2018, the Company’s Board of Directors voted to designate a class of preferred stock entitled Series D Convertible Preferred Stock consisting of up to 200 shares, par value $0.0001 to offer for sale to certain accredited investors, including affiliates of the Company, with a maximum offering amount of $2,200,000. Pursuant to the terms of the Series D Subscription Agreement, immediately following the consummation of an offering of the Company’s Common Stock for which the gross proceeds of the offering exceed $5,000,000, each share of Series D automatically converts into 25,000 post-split shares (200,000 pre-split shares) of Common Stock. Upon the liquidation, dissolution or winding up of the Company, each holder of Series D Convertible Preferred Stock shall be entitled to receive, for each share of Series D Convertible Preferred Stock held, $10,000 per share payable pari passu with the Company’s Series B-2 Convertible Preferred Stock.    Shares of Series D Preferred Stock have no dividend rights except as may be declared by the Board in its sole and absolute discretion, out of funds legally available for that purpose. Holders of Series D Preferred Stock have the right to vote as-if-converted to common stock on all matters submitted to a vote of holders of the Company’s common stock. At no time may shares of Series D Convertible Preferred Stock be converted if such conversion would cause the holder to hold in excess of 4.99% of our issued and outstanding common stock, subject to an increase in such limitation up to 9.99% of the issued and outstanding common stock on 61 days’ written notice to the Company.

On March 28, 2018, the Company issued 45 shares of Series D Preferred Stock. The Company received $550,000 in connection with the Offering including $50,000 in cash for 5 shares of Series D Preferred Stock and $500,000 in debt re-payment to officers and directors for 2016 and 2017 bonuses for 40 shares of Series D Preferred Stock. As of December 31, 2018, 45 shares of Series D Preferred Stock are issued and outstanding

Common Stock

The Company’s authorized common stock consists of 650,000,000 shares with a par value of $0.0001.

2017 - Cancellation of common stock issued for share-based payment - Pursuant to a services agreement with IRTH Communications, LLC (“IRTH”) in which IRTH agreed to perform certain investor relations, financial communications, and strategic consulting services, the Company issued $100,000 of the Company’s common stock, or 17,730 post-split shares (141,844 pre-split shares), to IRTH on November 18, 2016 in partial consideration for those services. On December 13, 2016, the Company issued an additional 62,500 post-split shares (500,000 pre-split shares) of common stock to IRTH pursuant to an addendum to the services agreement and in consideration of certain additional services, including telemarketing and investor outreach services, to be provided by IRTH.  On February 22, 2017, the Company and IRTH agreed that IRTH would not provide the additional services pursuant to an addendum to a services agreement and the 62,500 post-split shares (500,000 pre-split shares) of common stock issued on December 13, 2016 were returned to the Company and retired.

2017 - Common stock issued for the settlement of accounts payable - On October 19, 2017, the Company issued 187,500 post-split shares (1,500,000 pre-split shares) of its common stock, with a fair value of $120,000 to IRTH to settle $41,685 of outstanding advertising and promotion expenses and accounted for a debt settlement loss of $78,315.

2018 - Common stock issued for the settlement of accounts payable - During the year ended December 31, 2018, the Company issued 214,834 post-split shares (1,718,675 pre-split shares) of its common stock with a fair value of $343,735 to settle $85,934 of accounts payable and balance $257,801 recorded as loss on stock settlement.

2018 - Common stock issued for the service - During the year ended December 31, 2018, the Company issued 250,000 post-split shares (2,000,000 pre-split shares) of its common stock with a fair value of $18,000 recorded as expenses.

2018 - Common stock upon conversion of convertible debt - During the year ended December 31, 2018, the Company issued 685,644 post-split shares (5,485,152 pre-split shares) of common stock upon the conversion of convertible notes and interest of $46,295. The fair value of shares on conversion was $400,480 having a derivative value on date of conversion of $90,855 and balance $263,330 was recorded as loss on stock settlement.

2018 - Common stock issued for services - During the year ended December 31, 2018, the Company issued 125,000 post-split shares (1,000,000 pre-split shares) of common stock, with a fair value of $8,000 for services rendered.

              2018 - Common stock issued for settlement of Preferred B-2 - During the year ended December 31, 2018, the Company issued 574,063 post-split shares (4,592,500 pre-split shares) of common stock, with a fair value of $86,798 in settlement with two holders of our Series B-2 Preferred Stock in exchange for their agreement to convert their shares of Series B-2 Preferred Stock into Common Stock, an additional further investment or agreement to purchase and thereafter restructure certain outstanding notes of the Company by cancelling such notes in exchange for shares of newly-designated Series A Preferred Stock of the Company, and release of any and all claims in connection with their prior investments.

Common Stock Warrants

On June 30, 2016, the Company issued warrants to purchase 208,333 post-split (1,666,667 pre-split) common stock shares for a price of $4.80 post-split ($0.60 pre-split) per share exercisable for three years to PoC Capital. These warrants have a grant date fair value of $0.042 post-split ($0.0052 pre-split) per warrant, determined using the Black-Scholes method based on the following assumptions: (1) risk free interest rate of 0.71%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 27.2%; and (4) an expected life of the warrants of 3 years. The Company recorded a prepaid expense on these warrants of $8,667 in June 30, 2016 which was impaired during the year ended December 31, 2017 due to cash constraints to manufacture materials needed for trial.

On October 15, 2018, the Company issued 435,750 post-split (3,486,000 pre-split) warrants with an exercise price of $0.32 post-split ($0.04 pre-split) per share and exercisable for two years to a Series B-2 Holder. These warrants have a grant date fair value of $0.32 post-split ($0.0398 pre-split) per warrant, determined using the Black-Scholes method based on the following assumptions: (1) risk free interest rate of 2.54%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 396.30%; and (4) an expected life of the warrants of 2 years. The Company recorded an expense on these warrants of $138,679.

There were 644,083 post-split (5,152,667 pre-split) and 208,333 post-split (1,666,667 pre-split) warrants outstanding at December 31, 2018 and December 31, 2017, respectively

Shares Underlying
Outstanding	Exercise	Expiration
Warrants	Price	Date

208,333	$4.80	June 30, 2019
435,750	$0.32	October 15, 2020
644,083

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

On September 4, 2018, the Company granted a total of 209,375 post-split (1,675,000 pre-split) five-year non-qualified stock options to the Company’s officers exercisable at $0.712 post-split ($0.089 pre-split) per share, of which 138,844 post-split (1,118,750 pre-split) vested immediately, 11,179 post-split (93,750 pre-split) vest monthly in equal increments over a 16-month period beginning on September 1, 2018, and 57,812 post-split (462,500 pre-split) vest monthly in equal increments over a 28-month period beginning on September 1, 2018. As part of new employment agreements with three of the Company’s officers, 18,750 post-split (150,000 pre-split) of their remaining unvested options on December 1, 2018 vested immediately.

On October 22, 2018, the Company granted 250,000 post-split (2,000,000 pre-split) ten-year non-qualified stock options to a consultant exercisable at $0.32 post-split ($0.04 pre-split) per share, all of which vested immediately.

On December 28, 2018, the Company granted 500,000 post-split (4,000,000 pre-split) ten-year non-qualified stock options to a consultant exercisable at $0.32 post-split) ($0.04 pre-split) per share, all of which vested immediately.

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Compensation expense related to stock options granted is measured at the grant date based on the estimated fair value of the award and is recognized on a straight-line basis over the requisite service period. The assumptions used in the Black-Scholes model for the options granted during the year ended December 31, 2018 are presented below:

Risk-free interest rate	2.72 – 3.2%
Expected volatility	343.72 – 412.31%
Expected term (in years)	5-10
Expected dividend yield	0%

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

The Company recognized $227,394 of compensation expense relate to the vesting of stock options for the year ended December 31, 2018. These amounts are included in general and administrative expenses on the accompanying statement of operations.

Stock option activity for the year ended December 31, 2018 is presented below and reflects the effect of the 1 for 8 Reverse Stock Split in January 2019:

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Outstanding at December 31, 2017	-	$-	-	$-
Granted	959,375	0.41	9.00	-
Exercised	-	-	-	-
Expired/cancelled	-	-	-	-
Outstanding at December 31, 2018	959,375	$0.41	8.79	$-
Vested at December 31, 2018	917,708	$0.39	8.98	$-

The aggregate intrinsic value of options at December 31, 2018 is based on the Company’s closing stock price on that date of $0.16 post-split ($0.02 pre-split) per share. As of December 31, 2018, there was $29,663 of total unrecognized compensation expense related to unvested stock options, which the Company expects to recognize over the weighted average remaining period of 2 years.

As of December 31, 2018, the Company had reserved shares of its common stock for future issuance and reflects the effect of the 1 for 8 Reverse Stock Split in January 2019 as follows:

Shares Reserved
Stock options outstanding	959,375
Available for future grants under the 2018 Plan	228,125
Warrants outstanding	644,083
Total shares reserved	1,861,583

NOTE 8. INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740 which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim period, disclosure and transition. There were no unrecognized tax benefits as of December 31, 2018 and 2017.

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the years ended December 31, 2018 and 2017:

	2018	2017
US Federal Statutory Tax Rate	21.00%	21.00%
State taxes	4.35%	4.35%
Change in valuation allowance	(25.35%)	(25.34%)
	0.00%	0.00%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2018 and 2017 are summarized as follows:

	2018	2017
Deferred Tax Assets:
Net Operating Loss	$2,668,829	$1,285,000
Valuation Allowance	(2,668,829)	(1,285,000)
Net Deferred Tax Asset	$—	$—

As of December 31, 2018, the Company has available federal net operating loss carry forward of $10.5 million, the most significant of which expire from 2020 until 2037.

The Company assess the recoverability of its net operating loss carry forwards and other deferred tax assets and records a valuation allowance to the extent recoverability does not satisfy the “more likely than not” recognition criteria. The Company continues to maintain the valuation allowance until sufficient positive evidence exists to support full or partial reversal. As of December 31, 2018, the Company had a valuation allowance totaling $2.7 million against its deferred tax assets, net of deferred tax liabilities, due to insufficient positive evidence, primarily consisting of losses within the taxing jurisdictions that have tax attributes and deferred tax assets.

Since the Company has recently added to the scope of its activities efforts to produce, market and sell products made from industrial hemp containing cannabidiol (CBD).The Company and its Management has not determined as of the statement date how IRC Section 280E will affect the deduction of Company related expenditures related to such business, but Management has provided a Full Valuation Reserve to the Company’s Deferred Tax Assets.

For U.S. purposes, the Company has not completed its evaluation of net operating loss carryforwards utilization limitations under Internal Revenue Code, as amended (the “Code”), Section 382/383, change of ownership rules. If the Company has had a change in ownership, the net operating loss carryforwards would be limited as to the amount that could be utilized each year and could be eliminated, based on the Code.

The Tax Cuts and Jobs Act of 2017 was signed into law on December 22, 2017. The law includes significant changes to the US Corporate income tax system, including a Federal corporate rate reduction from 35% to 21%, limitations on the deductibility of interest expense and executive compensation and the transition of US international taxation from a worldwide tax system to a territorial tax system. As the Company is not currently a taxpayer due to ongoing operating losses, the impact on the financial statements is not material. We have reflected the lower rates in the calculation above in the December 31, 2018 information.

NOTE 9. COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company enter into agreements with third parties that include indemnification provisions which, in its judgment, are normal and customary for companies in the Company’s industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, the Company generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to the Company’s product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, the Company has no liabilities recorded for these provisions as of December 31, 2018, and 2017.

Through the Share Exchange, the Company acquired an exclusive license agreement (the “Licensing Agreement”) between Exactus BioSolutions and Digital Diagnostics Inc. (“Digital Diagnostics”) that the Company recognized as an intangible asset.   Pursuant to the Licensing Agreement, Digital Diagnostics granted to Exactus BioSolutions an exclusive license to develop, produce and commercialize certain diagnostic products, including the FibriLyzer and MatriLyzer, that utilize certain intellectual property rights owned or licensed by Digital Diagnostics. The Licensing Agreement provides for Exactus BioSolutions and Digital Diagnostics to collaborate through the various steps of the product and device development process, including the development, regulatory approval and commercialization stages. Exactus BioSolutions is required to pay Digital Diagnostics, in cash and/or stock, an initial signing payment, milestone fees triggered by the first regulatory clearance or approval of each of the FibriLyzer and the MatriLyzer, and various sales thresholds, and royalty payments based on the net sales of the products, calculated on a product-by-product basis. In 2016, the Company paid $50,000 to Digital Diagnostics as part of the initial signing payment under the Licensing Agreement and $21,659 in legal expenses. As of December 31, 2016, the Company accrued an additional $171,033 in licensing fees due to closing a financing transaction in the fourth quarter of 2016, of which $75,000 was paid during the first quarter of 2017. The Company accrued the remaining $30,000 due for the initial signing fee during the third quarter of 2017. The Company has also accrued interest, per the Licensing Agreement, of $9,802 for the remaining balance due as of December 31, 2017. As of December 31, 2017, $134,802 remained due to Digital Diagnostics.  In the first quarter of 2018, the Company paid the entire balance due to Digital Diagnostics. No milestones have been met and no milestone fees have been paid or accrued through December 31, 2018.

The License Agreement is effective until such time as neither Digital Diagnostics nor Exactus Biosolutions has any obligation to the other under the Licensing Agreement in any country with respect to any product. The Licensing Agreement may be terminated by the Company effective upon at least six (6) months written notice if regulatory approval has been obtained in the U.S. or in the European Union, or upon at least three (3) months written notice if regulatory approval has not been obtained in the U.S. or in the European Union. Either party may terminate the Licensing Agreement in the event the other party materially breaches the Licensing Agreement, or becomes insolvent. On July 16, 2018, the Company received Notice from Digital Diagnostics, Inc. of the Licensor’s intent to terminate the Licensing Agreement. The Company disputes the validity of the Notice and maintains that the Agreement is in full force and effect until January 19, 2019 (the “Expiration Date”) and that the Company’s maintains the right to use the license and intellectual property granted to the Company under the Agreement until the Expiration Date. The Company has retained counsel to represent the Company with regard to the enforceability of the Agreement and related matters arising from the Notice and is in compliance with the Dispute Resolution and arbitration provisions of the Agreement. On January 23, 2019, Digital Diagnostics, Inc., made a demand for compensation against the Company in connection with an alleged breach of a License Agreement. No lawsuit has been filed; however, in the event a lawsuit is filed, the Company intends to vigorously contest the matter.

On June 30, 2016, in order to conduct a clinical trial for the FibriLyzer and other studies, the Company entered into a Master Services Agreement (the “MSA”) with Integrium LLC (“Integrium”) and PoC Capital, LLC (“PoC Capital”). Under the MSA, Integrium has agreed to perform clinical research services in support of the development of POC diagnostics devices.  Integrium is to conduct one or more studies in compliance with FDA regulations and pursuant to the Company’s specific service orders.   PoC Capital has agreed to fund up to the first $1,000,000 in study costs and fees due to Integrium, with all fees in costs in excess of that amount being the Company’s sole responsibility, in exchange for 200,000 post-split (1,600,000 pre-split) shares of the Company’s common stock, 1,733,334 shares of newly designated Series C Preferred Stock, and 208,333 post-split (1,666,667 pre-split) warrants to purchase the Company’s common stock at a price of $4.80 post-split ($0.60 pre-split) per share exercisable for three years. For the year ended December 31, 2016 the Company had accounted $1,000,000 as prepaid expenses on the balance sheet which was impaired during the year ended December 31, 2017 due to cash constraints to manufacture materials needed for trial.

On January 20, 2017, Robert F. Parker (the “petitioner”) filed a petition in the Supreme Court of the State of New York, County of New York (the “Court”), naming, among others, the Company and Ezra Green, a former shareholder, director and officer of the Company, as respondents. The petition was received by the Company on February 7, 2017.  The parties reached an agreement on settlement which requires co-defendant Ezra Green to make an initial payment with subsequent, additional payments over time. The Company has agreed, in exchange for the dismissal of all claims with prejudice, to pay up to $20,000, at $1,000 per month beginning in January 2018 at the earliest, if co-defendant Ezra Green defaults on his subsequent payment obligations under the terms of the settlement agreement. During the year ended December 31, 2018, the Company has paid $3,000 towards the settlement with a remaining balance due of $17,000.

On December 14, 2018, the Company received a termination and demand notice from KD Innovation, Ltd, an entity 100% owned by a former Board member, in connection with a consulting agreement KDI entered into with the Company on or about January 20, 2016. No lawsuit has been filed; however, in the event a lawsuit is filed, the Company intends to vigorously contest the matter.

NOTE 10. RELATED PARTY CONSIDERATIONS

Some of the officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

On November 20, 2017, Dr. Dimitrov provided a notice dated November 21, 2017 to the Company stating that he was resigning from the Board, effective immediately. Dr. Dimitrov indicated that his resignation from the Board was based on the deteriorating relationship between the Company and Digital Diagnostics over the non-payment of fees owed by the Company pursuant to the licensing agreement between the Company and Digital Diagnostics. Dr. Dimitrov currently serves as the President of Digital Diagnostics, and the Company has licensed the right to develop, produce and commercialize certain diagnostic products, including the FibriLyzer and MatriLyzer, utilizing certain intellectual property rights owned or licensed by Digital Diagnostics. Dr. Dimitrov believes that, in light of these concerns, his role as both a Director of the Company and the President of Digital Diagnostics creates a conflict of interest and has decided to focus his time and energy on doing what is best for the shareholders of Digital Diagnostics. For the year ended December 31, 2017, the Company accrued $30,000 in licensing fees expenses to Digital Diagnostics. As of December 31, 2017, $126,032 was included in accounts payable. The Company has also accrued interest at 3% over the prime rate, per the Licensing Agreement, of $9,802 for the remaining balance due as of December 31, 2017. The Company paid $126,032 and $75,000 during the years ended December 31, 2018 and 2017.

For the years ended December 31, 2018 and 2017, $300,000 was recognized in Research and Development expenses for consulting provided by Dr. Dimitrov. As of December 31, 2018 and 2017, $575,000 and $275,000 was included in accounts payable, respectively. During the year ended December 31, 2018 and 2017, $0 and $125,000, respectively was paid.

Effective December 1, 2018, the Company entered into new employment agreements with our Chief Executive Officer, our Executive Vice President, and our Chief Financial Officer. Under these agreements, the executives agreed to terminate predecessor employment agreements and agreed to release the Company from any and all obligations under the predecessor agreement for any amounts that could have been due or owing, including, without limitation, compensation, bonuses and other payments. On February 21, 2019, the Company executed a termination agreement and mutual release with the Chief Business Officer. The agreement contains mutual releases between the parties. As a result of these agreements, the Company recognized $1,355,372 in debt forgiveness which was recorded under additional paid in capital.

On June 28, 2017, the Company issued to two of the Company’s executive officers a promissory note in the principal amount up to $100,000, which amount may be drawn upon by the Company as bridge financing for general working capital purposes. The promissory note accrues interest at a rate of 8.0% per annum and matures on the earlier of (i) one (1) year from the date of the promissory note, and (ii) the closing the sale of the Company’s securities in a single transaction or a series of related transactions from which at least $500,000 of gross proceeds are raised. See Note 4.

NOTE 11. SUBSEQUENT EVENTS

In accordance with authoritative guidance, the Company has evaluated any events or transactions occurring after December 31, 2018, the balance sheet date, through the date of filing of this report and note that there have been no such events or transactions that would require recognition or disclosure in the consolidated financial statements as of and for the year ended December 31, 2018, except as disclosed below.

On January 8, 2019 we began pursuing a new business segment and entered into a Master Product Development and Supply Agreement (the “Master Agreement”) with Ceed2Med, LLC (“C2M”), a Florida limited liability company. We determined to pursue opportunities in hemp based CBD following passage of the 2018 Farm Bill which was signed into law on December 20, 2018.

On January 23, 2019, Digital Diagnostics made a demand for compensation against the Company in connection with an alleged breach of a License Agreement entered into with the Company on January 19, 2016 (see Note 9). No lawsuit has been filed; however, in the event a lawsuit is filed, the Company intends to vigorously contest the matter.

On March 11, 2019, we acquired a 50.1% limited liability membership interest in Exactus One World, LLC (“EOW”), an Oregon limited liability company, in order to produce industrial hemp for our own use. EOW leases approximately 200 acres of farm land in Cave Junction, Oregon for growing and processing industrial hemp.

EOW will farm and process industrial hemp to be manufactured into cannabidiol (CBD) and related products.  EOW is a newly-formed limited liability company that will be responsible for the Company’s initial efforts to pursue agricultural development, including farm soil preparation, planting, harvesting, transportation and drying.  In March 2019 we placed an order for seeds (genetics) for the 2019 grow season. The Company will be responsible for funding and the minority owners will be responsible for management, servicing and operating the farm properties. The EOW introduction and negotiation of the definitive agreements were provided by C2M who will also be responsible for overseeing all farming activities and manufacturing. We are currently negotiating the terms for provision of services by C2M to the Company, including access to C2M management and personnel, skills and expertise, access to investments such as EOW and future business opportunities, and operations and oversight over our farming, manufacturing and processing operations and compensation therefore.

Following the events described above, the Company entered into the business production and selling of products made from industrial hemp. Industrial hemp is defined as plants containing less than 0.03% tetra-hydrocannabinol, the lawful limit of the psychoactive compound present to be considered industrial hemp. The Company will own and develop hemp products under its own brand “Hemp Healthy” and produce products for private label customers. The Company is presently offering tinctures, edibles, capsules, topical solutions and animal health products manufactured for us by C2M during the second quarter of 2019. On March 6, 2019 we placed a $1 million order for products from C2M.

On March 20, 2019 we entered into agreements to acquire Tierra Healthcare Concepts, LLC (“Tierra”), a Florida limited liability company, and CannacareMD, LLC (“Cannacare”), a Florida limited liability company. Through existing networks of physicians and websites Tierra and Cannacare intend to assist doctors to educate consumers about CBD, and to offer our own “Hemp Healthy” brand hemp products through online stores (www.buyhempcbd.com).

Following December 31, 2018, in order to pursue our new business segment, the Company undertook a number of steps to recapitalize and reorganize our management structure. These actions included the following:

1.
Five new members joined our board of directors. Three of the directors are considered to be independent directors. The Company established an Audit, Compensation, Nominating and Governance Committee for the first time, consisting entirely of independent directors. Each committee adopted a committee charter meeting the board, committee and charter requirements for listing on NASDAQ.

2.
The Company offered and sold approximately $3.0 million of Common Stock in private placements.

3.
The Company converted all of our outstanding convertible notes and issued 829,450 shares of Series A Convertible Preferred Stock.

4.
The Company adopted and implemented a 1:8 reverse split of our capital stock which became effective March 11, 2019.

5.
James Erickson and Timothy Ryan, directors, resigned. Each of these former directors waived all outstanding financial and other obligations of the Company (other than certain rights such as the right to indemnification).

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Contro ls and Procedures.

(a) Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report. We have concluded that, based on such evaluation, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as of December 31, 2018, as further described below.

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

Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. As a result of the material weaknesses described below, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2018.

Management’s Assessment

Management has determined that, as of the December 31, 2018 measurement date, there were material weaknesses in both the design and effectiveness of our internal control over financial reporting. Management has assessed these deficiencies and has determined that there were four general categories of material weaknesses in internal control over financial reporting. As a result of our assessment that material weaknesses in our internal control over financial reporting existed as of December 31, 2018, management has concluded that our internal control over financial reporting was not effective as of December 31, 2018. A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified at least two material weaknesses in our internal control over financial reporting.  Specifically, (1) we lack a sufficient number of employees to properly segregate duties and provide adequate review of the preparation of the financial statements and (2) we lack sufficient independent directors on our Board of Directors to maintain Audit and other committees consistent with proper corporate governance standards. We have limited financial resources and only four employees. The lack of personnel is a weakness because it could lead to improper classification of items and other failures to make the entries and adjustments necessary to comply with U.S. GAAP. Accordingly, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of December 31, 2018.

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

Director Information

The Board of Directors of the Company is currently comprised of six members. The following biographical information discloses each director’s age, business experience and other directorships held during the past five years. It also includes the experiences, qualifications, attributes and skills that led to the conclusion that the individual should serve as a director for the Company.

Philip J. Young, age 61, was appointed as our Chief Executive Officer in March 2016. He was previously appointed as a member of the Board of Directors on February 29, 2016. Mr. Young was a Founder of Exactus BioSolutions and served as its Chairman, President and Chief Executive Officer. He has served as a Director and Executive Officer for public and private companies for the past 20 years where he has created significant shareholder value, built integrated commercial operations and directed successful M&A transactions. From October 2011 through December 2014, he served as President, Chief Executive Officer and Director for AmpliPhi Biosciences, a global biopharmaceutical company, where he completed a transformational restructuring, collaborations and financings. He was the President, Chief Executive Officer and Director of Osteologix, Inc. from April 2007 – March 2011, where he established corporate offices in Ireland after successfully completing a global divestiture of its lead program. Prior to joining Osteologix, Mr. Young served as an Executive Vice President and Chief Business Officer for Insmed Inc., a publicly traded biotechnology company where he directed all financing, commercial and corporate communications activities. Prior to Insmed Inc., Mr. Young held executive positions at Élan, Neurex, and Pharmacia Corporations. Mr. Young started his management career in the biopharmaceutical industry at Genentech Inc. where he was responsible for their cardiovascular and endocrine product launches sales and marketing.

Kevin J. Esval, age 55, was appointed to the Board of Directors of the Company on January 9, 2019. He has served as Executive Managing Director and CCO of VelocityHealth Securities since founding the company in 2000. Mr. Esval has significant industry and investment banking experienced in most sectors of health care including specialty pharmaceuticals & generics, health care services, health care IT, diagnostics, biotechnology, and other sectors. With his extensive transactional and financing experience serving as a valuable resource, Mr. Esval takes an active role with all clients. Additionally, through his prior operating experience as an executive in growth oriented health care companies and active roles on boards of directors, Mr. Esval has developed a keen understanding of the challenges faced by middle market and growth companies. Mr. Esval has negotiated, structured, and executed various types of transactions including mergers, acquisitions, divestitures, and licensings; corporate and transactional financings, including equity, mezzanine and debt financings.

Previously, Mr. Esval served as a divisional SVP and COO for UnitedHealth Group (NYSE: UNH), one of the largest health care services companies in the world with annual revenues exceeding $200 billion. As one of the original startup executives of his division, Mr. Esval was instrumental in taking it from $0 to $400 million as of his departure. His career in health care began with a venture-backed startup Complete Health Services, Inc. This firm was one of Inc. Magazine’s “Fastest Growing Private Companies” in 1994. During this period, Mr. Esval was this company’s top sales executive, and managed the startup of two new divisions.

Additionally, Mr. Esval spent 5 years in sales, financial analysis, and trading roles at several financial derivatives companies, including Chicago based Rosenthal-Collins Group and R. J. O’Brien. During this period, his roles included working on the floor of the Chicago Board of Trade (CBOT) and the Chicago Mercantile Exchange (CME).

Mr. Esval has served on the Board of Directors of multiple health care companies, and currently serves on the Board of Directors on several specialty pharmaceutical companies.

Mr. Esval received his BA degree from Furman University while on a football scholarship. Additionally, he studied internationally in Lausanne, Switzerland. Mr. Esval is a dual citizen of the USA and the Republic of Ireland.

Mr. Esval holds Series 24, 7 & 63 Licenses.

Jeffrey Thompson, age 54, was appointed to the Board of Directors of the Company on January 9, 2019. Mr. Thompson founded Red Cat Propware Inc., a provider of cloud-based analytics, storage, and services for drone aircraft, in 2016 and is currently its CEO and sole Director. In December 1999 he founded Towerstream Corp. Towerstream Corp. became a publicly traded company on the NASDAQ in June 2007, when Mr. Thompson was president, chief executive officer and a director. In 1994, Mr. Thompson founded EdgeNet Inc., a privately held Internet service provider (which was sold to Citadel Broadcasting Corporation in 1997) and became eFortress through 1999. Mr. Thompson holds a B.S. degree from the University of Massachusetts.

Kenneth E. Puzder, age 53, was appointed to the Board of Directors of the Company on January 9, 2019. Mr. Puzder serves as Chief Financial Officer of C2M. In addition, from December of 2014 to the present, he has served as the co-founder, Managing Member, and CFO of the Lukens Group, LLC, a behavioral therapy firm that focuses on a variety of behavioral struggles including alcoholism, drug abuse, depression and anxiety with a special emphasis on PTSD. Previously, from January of 2007 to December of 2017, Mr. Puzder was president of his own consulting firm, Kenneth E. Puzder Consulting. As a seasoned financial executive, Mr. Puzder specialized in debtor side representations in financial leadership, mergers and acquisitions, restructuring and turnaround, and personal and partnership tax returns. From July of 2003 through December of 2006, he served in various positions with the Arby’s Restaurant Group (“ARG”) family of companies, including as Chief Financial Officer of AFA Service Corporation (a sister company to ARG), VP for Accounting and Finance or Arby’s Restaurant Group, Inc., and Regional Controller or RTM, Inc. (a subsidiary of ARG). From August of 2000 through April of 2003, Mr. Puzder was with Panera Bread Company. From January of 1999 through August of 2000, he served as Vice President and Secretary of the Linder Funds, a series of mutual funds. Prior to serving that position, from March of 1998 through August of 2000, he was Financial Operations Principal and Assistant Secretary of Lindner Asset Management, the asset management firm for the Linder Funds. From February of 1996 until March of 1998, he was an audit manager with KPMG Peat Marwick, LLP, a Big 4 accounting firm. From June of 1990 through February of 1996, Mr. Puzder was with Mills Group, Inc., serving as its Chief Financial Officer and Treasurer of Mills Group, Inc. from July 1991 to February 1996.

Mr. Puzder holds a B.S. in Accounting from the University of Missouri, St. Louis and is a Certified Public Accountant in the state of Missouri.

 Jonathan R. Gilbert, age 47, appointed to the Board of Directors and was appointed to serve as our new Executive Chairman on February 10, 2019. Mr. Gilbert was the founder and CEO of Scythian Biosciences, Inc. from December of 2014 through May of 2018. Scythian Biosciences, Inc. is a publicly-traded research and development company focusing on the prevention and treatment of concussions and traumatic brain injury with its proprietary Cannabinoid combination, as well as strategic investments and partnerships across cultivation, distribution and retail of legal cannabis. Prior to founding Scythian Biosciences, from January 2013 to December 2014, Mr. Gilbert was Marketing Officer for Commonwealth Opportunity Capital, GP, a hedge fund based in Greenwich, Connecticut. From October of 1995 until December of 2012, Mr. Gilbert was the owner and operator of Gilbert Capital Management, Corp., a full-service wealth management firm. Mr. Gilbert holds an MBA in finance from Kennedy Western University and Bachelor of Business Administration in Finance from George Washington University.

John Price, age 49, was appointed to the Board of Directors of the Company on February 7, 2019. Mr. Price currently serves as Chief Financial Officer, Treasurer and Secretary of SCWorx Corp., a publicly-traded provider of data normalization, application interoperability and big data analytics within the healthcare provider market. Mr. Price has been the CFO of SCWorx Corp. (f/k/a Alliance MMA, Inc.) since August 2016. Previously, Mr. Price was Chief Financial Officer of MusclePharm Corporation, a publicly-traded nutritional supplement company. Prior to joining MusclePharm in 2013, Mr. Price served as Vice President of Finance – North America at Opera Software, a Norwegian public company focused on digital advertising. From 2011 to 2013, he served as Vice President of Finance and Corporate Controller of GCT Semiconductor. From 2004 to 2011, Mr. Price served in various roles at Tessera Technologies, including VP of Finance & Corporate Controller. Prior to Tessera Technologies, Mr. Price served various roles at Ernst &Young LLP. Mr. Price served nearly three years in the San Jose, California office and nearly five years in the Pittsburgh, Pennsylvania office of Ernst & Young. Mr. Price has been a certified public accountant (currently inactive) since 2000 and attended Pennsylvania State University, where he earned a Bachelor’s of Science Degree in Accounting.

Executive Officers Who Are Not Directors

The following provides certain biographical information with respect to each executive officer of the Company who is not a director.

Emiliano Aloi, age 45, was appointed President on March 11, 2019 and has served as a member of our Advisory Board since January 9, 2019. Prior to joining Exactus Inc., Mr. Aloi co-founded Ceed2Med, LLC (“C2M”) in 2014 a global sourcing and distribution platform for industrial hemp and industrial hemp-derived products. From January, 2017 to November, 2017, Mr. Aloi served as Vice President and Director of Strategic Development for GenCanna Global, Inc., where he initiated a go-to-strategy, recruited the commercial leadership team, developed compliance, executed product launches, and advanced manufacturing in European markets. In 2016 Mr. Aloi achieved the first country-wide agricultural permit for flower cultivation in Uruguay. In addition, Mr. Aloi co-sponsored research programs for Stevia and Aloe Vera extraction methods from 2012 to 2013 and participated in the insertion of Chia as a novel crop in Paraguay in 2011 in a program later merged into Cargill. Mr. Aloi also co-developed the agricultural solid biofuels program for Camargo Correas Cement company, a Loma Negra subsidiary from 2011 to 2009.

Kelley A. Wendt, age 45, was appointed as our Chief Financial Officer and Treasurer in January 2016. From December 2011 through September 2014, Ms. Wendt served as the Chief Financial Officer and consultant for Ampliphi BioSciences Corporation, a global biopharmaceutical company. Prior to joining AmpliPhi, she served as the Chief Financial Officer for Osteologix, Inc. Prior to joining Osteologix, Ms. Wendt served as the Chief Financial Officer for Crop Life America, a global chemical industry trade organization, from 2006 to 2008. She is the former Controller for Sheltering Arms Hospitals, a rehabilitation hospital company with nine facilities across the Richmond, Virginia region. Her pre-executive experience consists of several regional and national public accounting firms, primarily in audit and consulting roles. Ms. Wendt received a B.S. in business and accounting from Wright State University.

Andrew L. Johnson, age 33, was appointed Chief Strategy Officer on March 11, 2019 and has been working with the company since January 2019 in an investor relations role. From November 2014 to November 2018, he served as Director of Investor Relations at ChromaDex Corp. (NASDAQ:CDXC), an integrated, global nutraceutical company devoted to improving the way people age. While at the company Mr. Johnson was instrumental in establishing an investor relations platform including, but not limited, to composing and disseminating corporate messaging, press releases, quarterly earnings, conference call transcripts, shareholder update letters, and marketing materials. Prior to joining ChromaDex, he held the role of Director of Outreach at Alliance Advisors, a third-party investor relations consulting firm from April 2014 to July 2014, where Mr. Johnson worked with various C-level management teams of small and micro-cap companies to increase investor awareness through the facilitation and attendance of non-deal roadshows, investment conferences, group meetings, and one-on-one meetings with institutional investors. From September 2011 to January 2013 he worked at Sidoti & Company, an institutional equity research firm, where sat on the sales desk. During his time the firm, he built relationships, presented investment ideas, and provided equity research, including corporate access to over 750 small and mid-cap companies. Mr. Johnson has over 10 years of experience communicating with investors and has held the Series 3, 7, and 63 licenses in the past. He has a Bachelor of Arts degree in Social Sciences from Washington State University.

No Family Relationships

There are no family relationships between any directors and executive officers.

Code of Ethics

 On January 9, 2019, our board of directors adopted a Code of Business Conduct and Ethics applicable to all directors, executive officers, and employees of the Company.

Audit Committee

On February 7, 2019, John Price was appointed to the Board of Directors of the Company. Mr. Price was also appointed to serve as the Chairman of our newly-designated Audit Committee.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

Our CEO, Philp J. Young, and our CFO Kelley Wendt, are currently serving under two-year employment agreements adopted January 11, 2019. Mr. Young’s annual salary is $150,000 and Ms. Wendt’s annual salary is $120,000 per annum. Our Chief Strategy Officer, Andrew Johnson, is serving under a two-year employment agreement adopted March 11, 2019 at an annual salary of $110,000. In addition, our CEO, CFO, and CSO will be entitled to an annual cash bonus, in an amount as determined by the board of directors, if the Company meets or exceeds criteria adopted by the Compensation Committee of the Board of Directors. These executives shall also be eligible for grants of awards under stock option or other equity incentive plans of the Company as the Company’s Compensation Committee. Compensation arrangements for our newly-appointed President, Emiliano Aloi, are currently under deliberation.

With regard to our full-time executive officers, the goal of the salary component of our compensation policy is provide reasonable compensation for their full-time service within the constraints faced by a rapidly developing business with significant cash needs for its planned expansion. Option grants for our full-time executive officers are currently under review by the compensation committee. The goal of our anticipated option grants to these executives will be to provide an appropriate mixture of short term and long term incentives to increase shareholder value.

 Our directors Kevin Esval, Jeffrey Thompson, and Ken Puzder have each been awarded 250,000 10 year options under the 2019 Equity Incentive Plan, exercisable at $0.20 per share and vesting 1/24 on the date of award and 1/24 on the first day of each calendar month thereafter until fully vested. The goal of these grants, with their vesting gradually over the course of two years, is to provide a blend of short and long term incentives to contribute toward the growth of the company’s value.

In connection with his appointment on February 10, 2019 to the Board of Directors and as our new Executive Chairman, Jonathan Gilbert was granted options to purchase 1,000,000 shares of our common stock at an exercise price of $0.01 per share, exercisable for ten years. Mr. Gilbert’s stock options vest as follows:

Date Installment Becomes Exercisable	Number of Common Shares
2/11/2019	250,000
Upon the raise of > $2.5m new equity capital	250,000
Upon the filing of a Nasdaq listing application	250,000
Upon realizing ≥ $150,000 monthly gross revenue from operations	250,000

With regard to Mr. Gilbert, the goal of the options grant and vesting schedule is to incentivize the achievement of certain key company objectives.

In connection with his appointment to the Board Directors and Chair of the Audit Committee, John Price was granted immediately vested options to purchase 250,000 shares of our common stock at a price of $0.20 per share, exercisable for ten years.

The following table sets forth certain information about the compensation paid or accrued to the persons who served as our Chief Executive Officer and our two highest-paid executive officers during the last two completed fiscal years whose total compensation exceeded $100,000 for that year (the “named executive officers”).

Summary Compensation Table

	Year	Salary	Bonus	Option Awards)	All Other Compensation	Total

Philip J. Young	2018	$165,417	$--	$20,025-	$--	$185,442
President and Chief Executive Officer	2017	$222,500	$--	$--	$--	$222,500

James R. Erickson, Ph.D.	2018	$75,000	$--	$89,000	$--	$164,000
Former Chief Business Officer	2017	$62,500	$--	$--	$--	$62,500

Timothy Ryan	2018	$157,500	$--	$20,025	$--	$177,525
Former Executive Vice President	2017	$90,000	$--	$--	$--	$90,000

Kelley Wendt	2018	$178,000	$--	$20,025	$--	$198,025
Chief Financial Officer	2017	$38,563	$--	$--	$--	$38,563

Narrative Disclosure to the Summary Compensation Table

Mr. Young’s 2018 salary includes 11 shares of Series D preferred stock, $15,417 in cash, and accrued salary of $12,500.

Mr. Erickson’s 2018 salary consisted of 6 shares of Series D preferred stock.

Mr. Ryan’s 2018 salary includes 11 shares of Series D preferred stock, $10,000 in cash, and accrued salary of $10,000

Ms. Wendt’s 2018 salary includes 12 shares of Series D preferred stock, $18,000 in cash, and accrued salary of $10,000.

Employment Agreements and Change in Control Arrangements

On January 11, 2019, we entered into new employment agreement with our CEO, Philp J. Young, and our CFO Kelley Wendt. Under their new Employment Agreements, Mr. Ryan and Ms. Young each agreed to a service period of two (2) years, subject to renewal. Mr. Young’s annual salary will be $150,000 per annum and Ms. Wendt’s annual salary will be $120,000 per annum.  Our Chief Strategy Officer, Andrew Johnson, serves under an Employment Agreement dated March 11, 2019 for an initial term of two (2) years. Mr. Johnson’s Employment Agreement specifies a base salary of $110,000 per year.

Additionally, the executives shall be entitled to an annual cash bonus in an amount as determined by the board of directors, if the Company meets or exceeds criteria adopted by the Compensation Committee of the Board of Directors. The executives shall also be eligible for grants of awards under stock option or other equity incentive plans of the Company as the Company’s Compensation Committee or, in the absence thereof, the Company’s Board of Directors may from time to time determine and shall be entitled to participate in all benefits plans the Company provides to its senior executives.  The Company shall reimburse the executives for all reasonable expenses incurred in the course of employment.  In the event employment is terminated without Cause or by the executives with Good Reason (as such terms are defined in the Employment Agreements), the Executives shall be entitled to receive severance benefits equal to the lesser of 50% of their base salaries or the amount of salary unpaid for the remaining term then in effect, continued coverage under the Company’s benefit plans and payment of their pro-rated earned annual bonus, provided certain conditions are met. The executives are subject to a one (1) year non-competition and non-solicitation provision.

Employment arrangements for our newly-appointed President, Emiliano Aloi, are currently under deliberation.

Equity Awards At Year End End Table

The following table sets forth certain information regarding all outstanding equity awards held by our named executive officers as of December 31, 2018.

			Equity Incentive
			Plan Awards:
	Number of	Number of	Number of
	Securities	Securities	Securities
	Underlying	Underlying	Underlying
	Unexercised	Unexercised	Unexercised	Option	Option
	Options (#)	Options (#)	Unearned	Exercise	Expiration
Name	Exercisable	Unexercisable	Options (#)	Price ($)	Date
Philip J. Young	28,125(1)	-	-	0.712	9/4/2023
James R. Erickson, Ph. D. , former officer	83,333(2)	-	41,667	0.712	2/21/2020
Timothy Ryan, former officer	28,125(3)	-	-	0.712	3/11/2020
Kelley Wendt	28,125(4)	-	-	0.712	9/4/2023

(1)
 Seventy-eight percent of the shares vested immediately at grant date, with the balance vesting on December 1, 2018.
(2)
Sixty-one percent of the shares vested immediately at grant date, with the balance vesting in equal monthly installments thereafter over the next twenty-eight years, subject to continued service with us. The option expiration date has been updated to reflect Mr. Erickson’s resignation on February 21, 2019.
(3)
Seventy-eight percent of the shares vested immediately at grant date, with the balance vesting on December 1, 2018. The option expiration date has been updated to reflect Mr. Ryan’s resignation effective March 11, 2019.
(4)
Sixty-one percent of the shares vested immediately at grant date, with the balance vesting on December 1, 2018.

All of the stock options held by our named executive officers listed in the table above were granted under and subject to the terms of our 2018 Plan, the terms of which are described below under “2018 Stock Option Plan”.

Option Exercises and Stock Vested

Our named executive officers did not exercise any stock option awards during the year ended December 31, 2018.

2018 Stock Option Plan

In September 2018, the Company’s stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan provides for the issuance of incentive awards in the form of non-qualified and incentive stock options, stock appreciation rights, restricted stock awards, and restricted stock unit awards. The awards may be granted by the Company’s Board of Directors to its employees, directors and officers and to consultants, agents, advisors and independent contractors who provide services to the Company or to a subsidiary of the Company. The exercise price for stock options must not be less than the fair market value of the underlying shares on the date of grant. The incentive awards shall either be fully vested and exercisable from the date of grant or shall vest and become exercisable in such installments as the Board or Compensation Committee may specify. Stock options expire no later than ten years from the date of grant. The aggregate number of shares of Common Stock which may be issued pursuant to the Plan is 1,187,500.  Unless sooner terminated, the Plan shall terminate in 10 years.

2019 Equity Incentive Plan

On January 11, 2019, our shareholders approved the Exactus, Inc. 2019 Equity Incentive Plan (the “Plan”). The purpose of the Plan is to provide a means for the Company to continue to attract, motivate and retain management, key employees, consultants and other independent contractors, and to provide these individuals with greater incentive for their service to the Company by linking their interests in the Company’s success with those of the Company and its shareholders. The Plan is limited such that the maximum number of shares of Common Stock that may be delivered pursuant to awards granted under the Plan may not exceed fifteen percent (15%) of the total of: (a) the issued and outstanding shares of our Common Stock, and (b) all shares common stock issuable upon conversion or exercise of any of our outstanding securities which are convertible or exercisable into shares of Common Stock under the terms thereof.

As of December 31, 2018, the Company had reserved shares of its common stock for future issuance and reflects the effect of the 1 for 8 Reverse Stock Split in January 2019 as follows:

Shares Reserved
Stock options outstanding	959,375
Available for future grants under the 2018 Plan	228,125
Warrants outstanding	644,083
Total shares reserved	1,861,583

Compensation of Directors Table

The following table shows the compensation paid during the year ended December 31, 2018 to our non-employee directors, other than Mr. Young and Mr. Ryan, whose 2018 compensation is set forth above under “Executive Compensation”

Fees Earned
	or Paid in	Option	All Other
Name	Cash ($)	Awards ($)	Compensation ($)	Total ($)
Jonathan R. Gilbert	-	-	-	-
John Price	-	-	-	-
Kevin J. Esval	-	-	-	-
Jeffrey Thompson	-	-	-	-
Kenneth E. Puzder	-	-	-	-

We did not pay any compensation to our directors for their service as directors during 2018. The non-employee directors named above were all appointed in 2019. Their compensation arrangements made in 2019 are discussed above.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

 The following table sets forth information as of March 29, 2019, regarding the number of shares of our common stock beneficially owned by each director, each executive officer and by all directors and executive officers as a group. Beneficial ownership includes shares, if any, held in the name of the spouse, minor children or other relatives of the director or executive officer living in such person’s home, as well as shares, if any, held in the name of another person under an arrangement whereby the director or executive officer can vest title in himself at once or at some future time. Unless otherwise noted, each shareholder’s address is 80 NE 4th Avenue, Suite 28, Delray Beach, FL 33483, and each shareholder has sole voting power and investment power with respect to securities shown in the table below.

Title of class	Name and address of beneficial owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Current Executive Officers & Directors:
Common Stock	Philip Young	1,111,625(2)	4.34%
	80 NE 4th Avenue, Suite 28
	Delray Beach, FL 33483
Common Stock	Emiliano Aloi	250,000(3)	0.78%
	80 NE 4th Avenue, Suite 28
	Delray Beach, FL 33483
Common Stock	Kelley Wendt	403,125(4)	1.26%
	80 NE 4th Avenue, Suite 28
	Delray Beach, FL 33483
Common Stock	Andrew Johnson	28,125(5)	0.09%
	80 NE 4th Avenue, Suite 28
	Delray Beach, FL 33483
Common Stock	Jonathan R. Gilbert	500,000(6)	1.59%
	80 NE 4th Avenue, Suite 28
	Delray Beach, FL 33483
Common Stock	John Price	250,000(7)	0.78%
	80 NE 4th Avenue, Suite 28
	Delray Beach, FL 33483
Common Stock	Kevin Esval	477,500(8)	1.51%
	80 NE 4th Avenue, Suite 28
	Delray Beach, FL 33483
Common Stock	Jeffrey Thompson	31,250(9)	0.10%
	80 NE 4th Avenue, Suite 28
	Delray Beach, FL 33483
Common Stock	Kenneth E. Puzder	31,250(10)	0.10%
	80 NE 4th Avenue, Suite 28
	Delray Beach, FL 33483
Common Stock Total of All Current Directors and Officers:		3,357,875	10.51%

(1)  Based on 31,653,670 shares of our common stock outstanding as of March 29, 2019.
(2)  Includes (i) 1,062,500 shares of Common Stock, (ii) 21,000 shares of common stock issuable upon the conversion of shares of Series B-2, (iii) 28,125 vested stock options to purchase Common Stock exercisable at $0.089 per share and (iv) 275,000 shares of Common Stock issuable upon the conversion of shares of Series D.
(3)  Includes 250,000 vested stock options to purchase Common Stock exercisable at $0.32 per share.
(4)  Includes (i)75,000 shares issuable upon conversion of shares of Series B-1, (ii) 28,125 vested options to purchase Common Stock, and (iii) 300,000 shares issuable upon conversion of shares of Series D.
(5)  Includes (i) 12,500 vested stock options to purchase Common Stock exercisable at $0.32 per share and (ii) 15,625 vested stock options to purchase Common Stock exercisable at $0.96 per share.
(6)  Includes 500,0000 vested stock options to purchase Common Stock exercisable at $0.01 per share.
(7)  Includes 250,0000 vested stock options to purchase Common Stock exercisable at $0.20 per share.
(8)  Includes (i) 250 shares of common stock, (ii) 237,500 shares of common stock held by Velocity Health Capital over which Mr. Esval has sole voting power and investment power, (iii) 187,500 shares of common stock held by Donegal Bio Ventures, over which Mr. Esval has sole voting power and investment power, (iv) 21,000 shares issuable upon conversion of shares of Series B-2 held by Velocity Health Capital over which Mr. Esval has sole voting power and investment power, and (v) vested options to purchase 31,250 shares of common stock exercisable at $0.20 per share.
(9)  Includes 31,250 vested stock options to purchase Common Stock exercisable at $0.20 per share.

The following table sets forth information, as of March 29, 2019, regarding the number of shares of our common stock beneficially owned by all persons known by us, other than those set forth in the table above, who own five percent or more of our outstanding shares of common stock.

Title of class	Name and address of beneficial owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Common Stock	Ceed2Med, LLC(2)
	95 NE 4th Ave.
	Delray Beach, FL 33483	8,385,691	26.49%

_________________

(1)
Based on 31,653,670 shares of our common stock outstanding as of March 29, 2019.
(2)
Vladislav Yampolsky is the Manager of Ceed2Med, LLC, and, in that capacity, has the ability to make voting and investment decisions with regard to its shares of common stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

 In February 2016, we entered into a consulting agreement with Dr. Krassen Dimitrov, s shareholder of the Company, pursuant to which we retained KD Innovations Ltd., a company fully owned by him (“KD Innovations”), for a fee of $25,000 per month during the term of the arrangement, to manage the design and production of our lead device, FibriLyzer, and provide scientific expertise. For the years ended December 31, 2018 and 2017, we recognized $300,000 in research and development expenses in connection with these consulting services. The consulting agreement does not have a fixed term; however, it may be terminated with immediate effect at any time upon mutual agreement between us and KD Innovations, or by either party with 90-days written notice to the other party. On December 14, 2018, the Company received a termination and demand notice from KD Innovations. No lawsuit has been filed; however, in the event a lawsuit is filed, the Company intends to vigorously contest the matter.

In addition, Dr. Dimitrov is President and a 78% owner of Digital Diagnostics, Inc., with whom we have entered into the Licensing Agreement. The Licensing Agreement provides for Exactus BioSolutions and Digital Diagnostics to collaborate through the various steps of the product and device development process, including the development, regulatory approval and commercialization stages. Exactus BioSolutions is required to pay Digital Diagnostics, in cash and/or stock, an initial signing payment, milestone fees triggered by the first regulatory clearance or approval of each of FibriLyzer and MatriLyzer, and various sales thresholds, and royalty payments based on the net sales of the products, calculated on a product-by-product basis. The initial signing payment is due within seven days of the effective date of the agreement, with the remaining amount due upon closing of certain of our financing transactions. In 2016, the Company paid $50,000 to Digital Diagnostics as part of the initial signing payment under the Licensing Agreement and $21,659 in legal expenses. As of December 31, 2016, the Company accrued an additional $171,033 in licensing fees due to closing a financing transaction in the fourth quarter of 2016, of which $75,000 was paid during the first quarter of 2017. The Company accrued the remaining $30,000 due for the initial signing fee during the third quarter of 2017. The Company has also accrued interest, per the Licensing Agreement, of $9,802 for the remaining balance due as of December 31, 2017. As of December 31, 2017, $134,802 remained due to Digital Diagnostics which was paid during the first quarter of 2018.  No milestones have been met and no milestone fees have been paid or accrued through December 31, 2018.

The License Agreement is effective until such time as neither Digital Diagnostics nor Exactus Biosolutions has any obligation to the other under the Licensing Agreement in any country with respect to any product. The Licensing Agreement may be terminated by the Company effective upon at least six (6) months written notice if regulatory approval has been obtained in the U.S. or in the European Union, or upon at least three (3) months written notice if regulatory approval has not been obtained in the U.S. or in the European Union. Either party may terminate the Licensing Agreement in the event the other party materially breaches the Licensing Agreement, or becomes insolvent. On July 16, 2018, the Company received Notice from Digital Diagnostics, Inc. of the Licensor’s intent to terminate the Licensing Agreement. The Company disputes the validity of the Notice and maintains that the Agreement is in full force and effect until January 19, 2019 (the “Expiration Date”) and that the Company’s maintains the right to use the license and intellectual property granted to the Company under the Agreement until the Expiration Date. The Company has retained counsel to represent the Company with regard to the enforceability of the Agreement and related matters arising from the Notice and is in compliance with the Dispute Resolution and arbitration provisions of the Agreement. On January 23, 2019, Digital Diagnostics, Inc., made a demand for compensation against the Company in connection with an alleged breach of a License Agreement. No lawsuit has been filed; however, in the event a lawsuit is filed, the Company intends to vigorously contest the matter.

Director Independence

Jonathan Gilbert, Jeffrey Thompson, and John Price meet the definition of “independent” director under SEC rules and the rules and regulations promulgated by NASDAQ.

Item 14.	Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by our principal accountant, RBSM LLP, for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended December 31, 2018 and 2017 was $71,300 and $62,500, respectively.

Audit-Related Fees

The aggregate fees billed by our principal accountant for assurance and advisory services that were related to the performance of the audit or review of our financial statements for the year ended December 31, 2018 and 2017 was $0 each year.

Tax Fees

            The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the years ended December 31, 2018 and 2017 was $0 and $5,200 each year. These fees related to the preparation of federal income and state franchise tax returns.

All Other Fees

The aggregate fees billed for products and services provided by someone other than our principal accountant for the fiscal year ended December 31, 2018 and 2017 was $0 each year.

Policy on Audit

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

3.4	Certificate of Designation for Series A Preferred Stock (attached as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed January 14, 2019 and incorporated herein by reference)
3.5	Certificate of Designation for Series B-1 Preferred Stock (attached as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 4, 2016 and incorporated herein by reference)
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

3.8	Certificate of Designation for Series C Preferred Stock (attached as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 7, 2016 and incorporated herein by reference)
3.9	Bylaws (attached as Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-183360), filed August 16, 2012 and incorporated herein by reference)
3.10	Certificate of Amendment to Articles of Incorporation (attached as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 12, 2018 and incorporated herein by reference)
3.11	Certificate of Designation for Series D Preferred Stock (filed herewith)
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

4.5	Advisory Board Charter (attached as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 14, 2019 and incorporated herein by reference)
4.6	Compensation Committee Charter (attached as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed March 11, 2019 and incorporated herein by reference)
4.7	Nominating and Governance Committee Charter (attached as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed March 11, 2019 and incorporated herein by reference)
4.8	Audit Committee Charter (attached as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed March 11, 2019 and incorporated herein by reference)

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

10.4	2018 Equity Incentive Plan (attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 5, 2018 and incorporated herein by reference)
10.5
Master Product Development and Supply Agreement with Ceed2Med, LLC dated January 8, 2019 (attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 14, 2019 and incorporated herein by reference)

10.6	Form of Subscription Agreement for Common Stock (attached as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 14, 2019 and incorporated herein by reference)
10.7	Form of Exchange Agreement for Series A Preferred Stock (attached as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 14, 2019 and incorporated herein by reference)
10.8	Employment Agreement with Philip Young dated January 9, 2019 (attached as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed January 14, 2019 and incorporated herein by reference)
10.9	Employment Agreement with Kelley Wendt dated January 9, 2019 (attached as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed January 14, 2019 and incorporated herein by reference)
10.11	Exactus, Inc. 2019 Equity Incentive Plan (attached as Exhibit 10.7 to the Company’s Amended Current Report on Form 8-K/A filed January 22, 2019 and incorporated herein by reference)
10.12	Form of 2019 Incentive Plan Non-Qualified Option Award Certificate (attached as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed January 14, 2019 and incorporated herein by reference)
10.13	Form of Subscription Agreement for Series A Preferred Stock (attached as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 29, 2019 and incorporated herein by reference)
10.14	Form of Subscription Agreement for Common Stock (attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 21, 2019 and incorporated herein by reference)
10.15	Termination an Mutual Release Agreement with James R. Erickson (attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 22, 2019 and incorporated herein by reference)
10.16	Subscription Agreement with Exactus One World, LLC *
10.17	Membership Purchase Agreement *
10.18	Operating Agreement for Exactus One World, LLC *
10.19	Lease for Premises in Delray Beach, Florida (attached as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 11, 2019 and incorporated herein by reference)
10.20	Employment Agreement with Andrew Johnson (attached as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed March 11, 2019 and incorporated herein by reference)
10.21	First Amendment to Employment Agreement with Philip Young (attached as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed March 11, 2019 and incorporated herein by reference)
10.22	First Amendment to Employment Agreement with Kelley Wendt (attached as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed March 11, 2019 and incorporated herein by reference)
10.23	Separation Agreement and Consulting Agreement with Timothy Ryan (attached as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed March 11, 2019 and incorporated herein by reference)
10.24	LLC Membership Interest Purchase Agreement – CannacareMD, LLC *
10.25	LLC Membership Interest Purchase Agreement – Tierra Healthcare Concepts, LLC*
10.26	Consulting Agreement *
14.1	Code of Business Conduct and Ethics (attached as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 14, 2019 and incorporated herein by reference)
14.2	Insider Trading Policy (attached as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 14, 2019 and incorporated herein by reference)
21.1	Subsidiary List (attached as Exhibit 21.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2016 and incorporated herein by reference)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to Rule 18 U.S.C Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002 (filed herewith)
32.2	Certification of Chief Financial Officer pursuant to Rule 18 U.S.C Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002 (filed herewith)
101	Interactive Data Files

+ Indicates management compensatory plan, contract or arrangement.
* To be filed as an exhibit to the Company’s Quarterly Report on Form 10Q for the quarter ended March 31, 2019.
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

EXACTUS, INC.

Date: March 29, 2019	By:	/s/ Philip J. Young
Philip J. Young Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated on March 26, 2019.

Date: March 29, 2019	By:	/s/ Philip J. Young
Philip J. Young Chief Executive Officer and Director (Principal Executive Officer)

Date: March 29, 2019	By:	/s/ Kelley A. Wendt
Kelley A. Wendt Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Date: March 29, 2019	By:	/s/ Jonathan R. Gilbert
Jonathan R. Gilbert Executive Chairman of the Board

Date: March 29, 2019	By:	/s/ John Price
John Price Director

Date: March 29, 2019	By:	/s/ Kevin J. Esval
Kevin J. Esval Director

Date: March 29, 2019	By:	/s/ Jeffrey Thompson
Jeffrey Thompson Director

Date: March 29, 2019	By:	/s/ Kenneth E. Puzder
Kenneth E. Puzder Director