Form 10-Q
period 2019-03-31
Exactus, Inc.
filed 2019-05-20
CIK 1552189

     UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 333-183360

EXACTUS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	27-1085858
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

80 NE 4th Avenue, Suite 28
Delray Beach, FL 33483	33483
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

The registrant had 34,431,265 shares of Common Stock, par value $0.0001 per share, outstanding as of May 17, 2019.

-i-

Exactus, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,172,915	$1,960
Inventory	422,819	-
Advance to supplier - related party	1,017,225	-
Prepaid expenses and other current assets	58,580	12,330
Total current assets	2,671,539	14,290

Other Assets:
Property and equipment	28,500	-
Intangible assets and other, net	2,887,312	-
Operating lease right-of-use assets, net	302,677	-
Total other assets	3,218,489	-

TOTAL ASSETS	$5,890,028	$14,290

LIABILITIES AND EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$1,156,991	$923,429
Accrued expenses	15,314	46,875
Note payable - related parties	27,500	51,400
Subscription payable	1,650,000	-
Convertible notes, net of discounts	-	491,788
Derivative liability	-	1,742,000
Settlement payable	17,000	17,000
Interest payable	8,335	66,300
Operating lease liabilities, current portion	93,961	-
Total current liabilities	2,969,101	3,338,792

Long Term Liabilities:
Convertible notes payable	100,000	100,000
Operating lease liabilities, long-term portion	208,716	-
Total long term liabilities	308,716	100,000

TOTAL LIABILITIES	3,277,817	3,438,792

Commitment and contingencies (see Note 9)

Exactus, Inc. Stockholders's Equity (Deficit):
Preferred stock: 50,000,000 authorized; $0.0001 par value, 5,266,466 undesignated shares
issued and outstanding	-	-
Preferred stock Series A: 1,000,000 designated; $0.0001 par value,
608,009 shares issued and outstanding	60	-
Preferred stock Series B-1: 32,000,000 designated; $0.0001 par value,
2,400,000,and 2,800,000 shares issued and outstanding, respectively	240	280
Preferred stock Series B-2: 10,000,000 designated; $0.0001 par value,
7,684,000 and 8,684,000 shares issued and outstanding, respectively	768	868
Preferred stock Series C: 1,733,334 designated; $0.0001 par value,
1,733,334 shares issued and outstanding	173	173
Preferred stock Series D: 200 designated; $0.0001 par value, 41 and 45
shares issued and outstanding, respectively	-	1
Common stock: 650,000,000 shares authorized; $0.0001 par value,
33,149,090 and 6,233,524 shares issued and outstanding, respectively	3,315	623
Additional paid-in capital	15,459,864	7,111,445
Accumulated deficit	(12,816,605)	(10,537,892)
Total Exactus Inc. Stockholders' Equity (Deficit)	2,647,815	(3,424,502)

Non-controlling interest in subsidiary	(35,604)	-

Total Equity (Deficit)	2,612,211	(3,424,502)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$5,890,028	$14,290

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Exactus, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2019	2018
	(Unaudited)	(Unaudited)

Net revenues	$15,980	$-

Cost of sales - related party	12,600	-

Gross profit	3,380	-

Operating Expenses:
General and administration	704,087	1,196,138
Professional and consulting	1,880,147	111,557
Research and development	15,000	75,000

Total Operating Expenses	2,599,234	1,382,695

Loss from Operations	(2,595,854)	(1,382,695)

Other Income (expenses):
Derivative (loss) gain	(1,454,729)	420,150
Gain on settlement of debt, net	3,007,629	-
Interest expense	(366,913)	(111,301)

Total Other Expenses, net	1,185,987	308,849

Loss Before Provision for Income Taxes	(1,409,867)	(1,073,846)
Provision for income taxes	-	-

Net Loss	(1,409,867)	(1,073,846)

Net Loss attributable to non-controlling interest	35,604	-

Net Loss Attributable to Exactus, Inc.	(1,374,263)	(1,073,846)

Deemed dividend on Preferred Stock	(904,450)	-

Net Loss available to Exactus, Inc. common stockholders	$(2,278,713)	$(1,073,846)

Net Loss per Common Share - Basic and Diluted	$(0.07)	$(0.24)
Net Loss attributable to non-controlling interest per Common Share - Basic and Diluted	$(0.00)	$-
Net Loss available to Exactus, Inc. common stockholders per Common Share - Basic and Diluted	$(0.12)	$(0.24)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	19,485,557	4,522,422

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Exactus, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity (Deficit)
For the Three Months Ended March 31, 2019 and 2018
(Unaudited)

	Preferred Stock- Series A		Preferred Stock- Series B-1		Preferred Stock- Series B-2		Preferred Stock- Series C		Preferred Stock- Series D		Common Stock		Additional Paid in	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance, December 31, 2018	-	$-	2,800,000	$280	8,684,000	$868	1,733,334	$173	45	$1	6,233,524	$623	$7,111,445	$(10,537,892)	$-	$(3,424,502)

Preferred stock issued upon convesion of
convertible debt	849,360	84	-	-	-	-	-	-	-	-	-	-	849,276	-	-	849,360
Preferred stock issued for private placement	55,090	6	-	-	-	-	-	-	-	-	-	-	55,084	-	-	55,090
Common stock issued for private placement	-	-	-	-	-	-	-	-	-	-	15,382,090	1,538	3,308,115	-	-	3,309,653
Common Stock issued for Master Supply	-	-	-	-	-	-	-	-	-	-	8,385,691	839	(839)	-	-	-
Common stock issued for debt settlement	-	-	-	-	-	-	-	-	-	-	203,080	20	40,596	-	-	40,616
Common stock issued for purchase of membership interest in subsidiary	-	-	-	-	-	-	-	-	-	-	937,500	94	989,906	-	-	990,000
Conversion of Series A Preferred Stock to Common Stock	(296,441)	(30)	-	-	-	-	-	-	-	-	1,482,205	148	(118)	-	-	-
Conversion of Series B-1 Preferred Stock to Common Stock	-	-	(400,000)	(40)	-	-	-	-	-	-	50,000	5	35	-	-	-
Conversion of Series B-2 Preferred Stock to Common Stock	-	-	-	-	(1,000,000)	(100)	-	-	-	-	125,000	13	87	-	-	-
Conversion of Series D Preferred Stock to Common Stock	-	-	-	-	-	-	-	-	(4)	(1)	100,000	10	(9)	-	-	-
Common stock issued upon conversion of
convertible debt	-	-	-	-	-	-	-	-	-	-	250,000	25	195,975	-	-	196,000
Stock warrants granted for services	-	-	-	-	-	-	-	-	-	-	-	-	1,114,062	-	-	1,114,062
Stock options granted for services	-	-	-	-	-	-	-	-	-	-	-	-	891,799	-	-	891,799
Preferred deemed dividend	-	-	-	-	-	-	-	-	-	-	-	-	904,450	(904,450)	-	-
Net Loss for the period	-	-	-	-	-	-	-	-	-	-	-	-		(1,374,263)	(35,604)	(1,409,867)
Balance, March 31, 2019	608,009	$60	2,400,000	$240	7,684,000	$768	1,733,334	$173	41	$-	33,149,090	$3,315	$15,459,864	$(12,816,605)	$(35,604)	$2,612,211

	Preferred Stock- Series A		Preferred Stock- Series B-1		Preferred Stock- Series B-2		Preferred Stock- Series C		Preferred Stock- Series D		Common Stock		Additional Paid in	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

Balance, December 31, 2017	-	$-	2,800,000	$280	8,684,000	$868	1,733,334	$173	-	$-	4,383,983	$439	$3,983,171	$(6,200,573)	$-	$(2,215,642)
Common stock issued for debt settlement	-	-	-	-	-	-	-	-	-	-	214,834	21	343,714	-	-	343,735
Series D preferred stock issued for cash	-	-	-	-	-	-	-	-	5	-	-	-	50,000	-	-	50,000
Series D preferred stock issued for debt	-	-	-	-	-	-	-	-	40	1	-	-	499,999	-	-	500,000
Net Loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,073,846)	-	(1,073,846)

Balance, March 31, 2018	-	$-	2,800,000	$280	8,684,000	$868	1,733,334	$173	45	$1	4,598,817	$460	$4,876,884	$(7,274,419)	$-	$(2,395,753)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Exactus, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2019	2018
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net loss	$(1,409,867)	$(1,073,846)
Adjustments to reconcile net loss to cash used in operating activities:
Derivative loss (gain)	1,454,729	(436,650)
Stock-based compensation	2,005,861	-
Amortization of discount and debt issuance costs for convertible notes	339,806	99,078
Amortization of intangible assets	52,688	-
Non-cash interest expense	-	12,223
(Gain) loss on settlement of debt	(3,007,629)	257,801
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Inventory	(422,819)	-
Advance to supplier - related party	(1,017,225)	-
Prepaid expenses	(46,250)	(35,046)
Increase (decrease) in operating liabilities:
Accounts payable	233,560	(2,989)
Accrued expenses	(21,561)	885,456
Settlement payable	-	(3,000)
Interest payable	4,951	1,693
Net Cash Used In Operating Activities	(1,833,755)	(295,280)

Cash Flows From Investing Activities:
Purchase of membership interest in subsidiary	(300,000)	-
Purchase of property and equipment	(28,500)	-
Net Cash Used in Investing Activities	(328,500)	-

Cash Flows From Financing Activities:
Proceeds from sale of Series D preferred stock	-	50,000
Proceeds from sale of Common Stock	3,309,653	-
Payments of principal on notes payable	(11,129)	-
Proceeds from issuance of notes payable	14,229	100,000
Payments of principal on convertible notes	(186,443)	(25,000)
Proceeds from issuance of convertible notes, net of issuance cost	206,900	48,000
Net Cash Provided By Financing Activities	3,333,210	173,000

Net increase (decrease) in cash and cash equivalents	1,170,955	(122,280)

Cash and cash equivalents at beginning of period	1,960	161,215

Cash and cash equivalents at end of period	$1,172,915	$38,935

Supplemental Cash Flow Information:
Cash paid for interest	$22,166	$-
Cash paid for taxes	$-	$-

Non-Cash investing and financing activities:
Increases in convertible note, principal	$-	$16,500
Proceeds from sale of Series D preferred stock paid directly to settle amounts
due to officers and directors	$-	$500,000
Proceeds from sale of Series A preferred stock paid directly to settle debts	$55,090	$-
Convertible notes and interest payable settled by Series A preferred stock issued	$849,360	$-
Note payable, accrued expense and interest payable settled by common stock issued	$40,616	$-
Convertible notes settled by common stock issued	$196,000	$-
Accounts payable settled by common stock issued	$-	$85,934
Common stock issued for purchase of membership interest in subsidiary	$990,000	$-
Increase in intangible assets for subscription payable	$1,650,000	$-
Initial fair value of derivative liabilities as debt discount on convertible notes	$206,910	$58,500
Initial derivative liability on convertible notes	$-	$94,000
Preferred deemed dividend	$904,450	$-
Operating lease right-of-use assets and operating lease liabilities
recorded upon adoption of ASC 842	$310,093	$-
Reduction of operating lease right-of-use asset and operating lease liabilities	$7,416	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

NOTE 1 - NATURE OF ORGANIZATION

Organization and Business Description

Exactus, Inc. (the “Company”) was incorporated on January 18, 2008, as “Solid Solar Energy, Inc.” in the State of Nevada as a for-profit Company.  On May 16, 2013, the Company filed a certificate of amendment to change its name to “Spiral Energy Tech., Inc.”.  On February 29, 2016, the Company acquired all of the issued and outstanding capital stock of Exactus BioSolutions, Inc. (“Exactus BioSolutions”) pursuant to a Share Exchange Agreement, dated February 29, 2016, with Exactus BioSolutions (the “Share Exchange”). The Company issued 30 million shares of -designated Series B-1 Preferred Stock to the shareholders of Exactus BioSolutions in the Share Exchange, representing approximately 87% of voting control of the Company upon consummation of the Share Exchange. As a result of the Share Exchange, Exactus BioSolutions became a wholly-owned subsidiary of Exactus, Inc. Effective March 22, 2016, the Company changed its corporate name to “Exactus, Inc.” via a merger with its wholly-owned subsidiary, Exactus Acquisition Corp.  Following the Share Exchange, the Company became a life science company that planned to develop and commercialize Point-of-Care (“POC”) diagnostics for measuring proteolytic enzymes in the blood based on a proprietary detection platform. The Company is no longer pursuing this business while it seeks a buyer to purchase the rights to any technology developed by the Company for the POC business.

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

On January 11, 2019, the Board of Directors of the Company approved a reverse stock split of the Company’s Common Stock at a ratio of 1-for-8 (the “Reverse Stock Split”) including shares issuable upon conversion of the Company’s outstanding convertible securities. All share and per share values of the Company’s common stock for all periods presented in the accompanying condensed consolidated financial statements are retroactively restated for the effect of the Reverse Stock Split.

The Company identified the rapidly growing hemp-based CBD market as a valuable target for a new company focus. On January 8, 2019, the Company entered into a Master Product Development and Supply Agreement (the “Development Agreement”) with Ceed2Med LLC (“C2M”). In consideration for the Development Agreement (see Note 9), C2M was issued 8,385,691 shares of our common stock on January 8, 2019. Additionally, the Company granted immediately vested 10 year options to purchase 750,000 shares of common stock, with exercise price of $0.32 per share to certain C2M founders. As a result, C2M became the Company’s largest shareholder holding (inclusive of the vested options held by its founders) approximately 51% of the Company’s outstanding common stock as of the date of the Development Agreement. Consequently, such transaction resulted in a change of control whereby, C2M obtained majority control through its common stock ownership (See Note 9). In connection with this agreement, the Company received access to expertise, resources, skills and experience suitable for production of CBD rich ingredients including isolates, distillates, water soluble, and proprietary formulations. Under the Agreement, the Company has been allotted a minimum of 50 and up to 300 kilograms per month, and up to 2,500 kilograms annually, of CBD rich ingredients for resale. The Company expects to be able to offer tinctures, edibles, capsules, topical solutions and animal health products manufactured for the Company by C2M to satisfy demand for branded and white-label products that the Company intends to offer to sell in the future. The Company expects to begin marketing during the third quarter of 2019.

On March 11, 2019, with the assistance of C2M and assignment of rights, the Company acquired a 50.1% limited liability membership interest in Exactus One World, LLC (“EOW”), an Oregon limited liability company formed on January 25, 2019, in order to produce industrial hemp for its own use. Prior to the acquisition, EOW had no operating activities. The Company acquired its 50.1% limited liability membership interest pursuant to a Subscription Agreement and a Membership Interest Purchase Agreement (See Note 3). Following the events described above, the Company entered into the business of production and selling of industrial hemp.

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The Company’s unaudited condensed consolidated financial statements include the financial statements of its 50.1% subsidiary, EOW. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information, which includes consolidated unaudited interim financial statements and present the consolidated unaudited interim financial statements of the Company and its wholly- owned subsidiaries as of March 31, 2019. All intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, stockholders’ equity (deficit) and cash flows as of March 31, 2019 and 2018, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2018 and footnotes thereto included in the Company’s Report on Form 10K filed with the SEC on March 29, 2019. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year.

Going concern

These unaudited condensed consolidated financial statements are presented on the basis that the Company will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business. No adjustment has been made to the carrying amount and classification of the Company’s assets and the carrying amount of its liabilities based on the going concern uncertainty. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had a net loss attributable to Exactus Inc. common shareholders of $2,278,713 and $1,073,846 for the three months ended March 31, 2019 and 2018, respectively. The net cash used in operating activities was $1,833,755 for the months ended March 31, 2019. Additionally, the Company had an accumulated deficit and working capital deficit of $12,816,605 and $297,562, respectively, at March 31, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of common shares and from the issuance of convertible promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Over the last several months the Company and its advisors have been evaluating numerous opportunities and relationships to increase shareholder value. The Company expects to realize revenue through our efforts, if successful, to sell wholesale and retail finished products to third parties. However, as the Company is in a start-up phase, in a new business venture, in a rapidly evolving industry, many of our costs and challenges are new and unknown. In order to fund the Company’s activities, the Company will need to raise additional capital either through the issuance of equity and/or the issuance of debt. During the three months ended March 31, 2019, the Company received proceeds from the sale of the Company’s common stock of approximately $3.3 million.

Use of Estimates

The Company prepares its unaudited condensed consolidated financial statements in conformity with GAAP which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. In preparing the unaudited condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet, and revenues and expenses for the period then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to the fair value of derivative liabilities, useful life of property and equipment, fair value of right of use assets, assumptions used in assessing impairment of long-term, contingent liabilities, and fair value of non-cash equity transactions.

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

Fair Value Measurements

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

The Company measures certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2019 and December 31, 2018:

	At March 31, 2019			At December 31, 2018
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	—	—	$—	—	—	$1,742,000

A roll forward of the level 3 valuation financial instruments is as follows:

For the Three Months Ended March 31, 2019
Balance at beginning of period	1,742,000
Initial fair value of derivative liabilities as debt discount	206,910
Initial fair value of derivative liabilities as derivative expense	361,090
Extinguishment of derivative liability upon repayment/conversion of convertible debt	(3,206,000)
Change in fair value included in derivative loss	896,000
Balance at end of period	-

As of March 31, 2019, the Company has no assets that are re-measured at fair value.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying value of those investments approximates their fair market value due to their short maturity and liquidity. Cash and cash equivalents include cash on hand and amounts on deposit with financial institutions, which amounts may at times exceed federally insured limits. We have not experienced any losses on such accounts and we do not believe we are exposed to any significant credit risk. The Company had $922,915 and $0 cash balances in excess of FDIC insured limits at March 31, 2019 and December 31, 2018, respectively. Cash and cash equivalents were $1,172,915 and $1,960 at March 31, 2019 and December 31, 2018, respectively.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets of $58,580 and $12,330 at March 31, 2019 and December 31, 2018, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses may include prepayments in cash for an operating lease, consulting, and insurance fees which are being amortized over the terms of their respective agreements.

Inventory

The Company values inventory, consisting of raw materials, at the lower of cost or net realizable value. Cost is determined on the first-in and first-out (“FIFO”) method. The Company reduces inventory for the diminution of value, resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its estimated net realizable value. Factors utilized in the determination of the estimated net realizable value include (i) estimates of future demand, and (ii) competitive pricing pressures. The Company did not record any allowance related to the inventory as of March 31, 2019. The inventory is primarily composed of raw materials which consisted of hemp seeds and fertilizers amounting to $422,819 as of March 31, 2019.

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

Advances to suppliers

Advances to a supplier represents the cash paid in advance for the purchase of inventory. The advances to a supplier are interest free and unsecured. As of March 31, 2019 and December 31, 2018, advances to the Company’s major supplier, C2M, who is also a related party, amounted to $1,017,225 and $0, respectively (see Note 9). Upon shipment of the purchased inventory, the Company reclassifies or records such advances to the supplier into inventory.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets of 3 years. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired, or disposed of, the cost and accumulated depreciation are removed, and any resulting gains or losses are included in the consolidated statement of operations.

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.

Derivatives and Hedging- Contracts in Entity’s Own Equity

In accordance with the provisions of ASC 815 “Derivatives and Hedging” the embedded conversion features in the convertible notes (see Note 7) are not considered to be indexed to the Company’s stock. As a result, these are required to be accounted for as derivative financial liabilities and have been recognized as liabilities on the accompanying consolidated balance sheets. The fair value of the derivative financial liabilities are determined using a binomial model with Monte Carlo simulation and is affected by changes in inputs to that model including the Company’s stock price, expected stock price volatility, the expected term, and the risk-free interest rate. The derivative financial liabilities are subject to re-measurement at each balance sheet date and any changes in fair value is recognized as a component in other income (expenses).

Revenue Recognition

On January 1, 2018, the Company adopted the Accounting Standard Codification (“ASC”) Topic 606 and the related amendments Revenue from Contracts with Customers, which requires revenue to be recognized in a manner that depicts the transfer of goods or services to customers in amounts that reflect the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company recognizes revenue by applying the following steps:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

The Company’s performance obligations are satisfied at the point in time when products are shipped or delivered to the customer, which is when the customer has title and the significant risks and rewards of ownership. Therefore, the Company’s contracts have a single performance obligation (shipment of product). The Company primarily receives fixed consideration for sales of product.

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

Research and Development Expenses

The Company follow ASC 730-10, “Research and Development,” and expenses research and development costs when incurred.  Accordingly, third-party research and development costs, including designing, prototyping and testing of product, are expensed when the contracted work has been performed or milestone results have been achieved. Indirect costs are allocated based on percentage usage related to the research and development.   Research and development costs of $15,000 and $75,000 were incurred for the three months ended March 31, 2019 and 2018, respectively, and are included in operating expenses on the accompanying unaudited condensed consolidated statements of operations.

Stock-Based Compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Through March 31, 2018, pursuant to ASC 505-50 - Equity-Based Payments to Non-Employees, all share-based payments to non-employees, including grants of stock options, were recognized in the consolidated financial statements as compensation expense over the service period of the consulting arrangement or until performance conditions are expected to be met. Using a Black Scholes valuation model, the Company periodically reassessed the fair value of non-employee options until service conditions are met, which generally aligns with the vesting period of the options, and the Company adjusts the expense recognized in the consolidated financial statements accordingly. In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies several aspects of the accounting for nonemployee share-based payment transactions by expanding the scope of the stock-based compensation guidance in ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU No. 2018-07 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, but entities may not adopt prior to adopting the new revenue recognition guidance in ASC 606. The Company adoption did not have any material impact on its consolidated financial statements.

The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company records compensation expense based on the fair value of the award at the reporting date. The awards to consultants and other third-parties are then revalued, or the total compensation is recalculated, based on the then current fair value, at each subsequent reporting date.

Related Parties

We follow ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions.

Earnings per Share

We compute basic and diluted earnings per share amounts in accordance with ASC Topic 260, “Earnings per Share”. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if preferred stock converted to common stock and warrants are exercised.  Preferred stock and warrants are excluded from the diluted earnings per share calculation if their effect is anti-dilutive. As of March 31, 2018, the Company had 1,860,506 potential shares and warrants that were excluded from our calculation of diluted earnings per share because their effect would have been anti-dilutive. For the three months ended March 31, 2019, the following potentially dilutive shares were excluded from the computation of diluted earnings per shares because their impact was anti-dilutive:

March 31,2019
Common stock equivalents:
Stock warrants	1,362,833
Stock options	5,434,375
Convertible notes payable	250,000
Convertible Preferred Stock	5,542,212
Total	12,589,420

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

Income Taxes

The Company accounts for income taxes pursuant to the provision of ASC 740-10, “Accounting for Income Taxes” (“ASC 740-10”), which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

The Company follows the provision of ASC 740-10 related to Accounting for Uncertain Income Tax Positions. When tax returns are filed, there may be uncertainty about the merits of positions taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions.

Tax positions that meet the more likely than not recognition threshold are measured at the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefit associated with tax positions taken that exceed the amount measured as described above should be reflected as a liability for uncertain tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all more likely than not to be upheld upon examination. As such, the Company has not recorded a liability for uncertain tax benefits.

The Company has adopted ASC 740-10-25, “Definition of Settlement”, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion and examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open.  The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they are filed.

Non-controlling interests in consolidated financial statements

In December 2007, the FASB issued ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). This ASC clarifies that a non-controlling (minority) interest in subsidiaries is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. In accordance with ASC 810-10-45-21, those losses attributable to the parent and the non-controlling interest in subsidiaries may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. On March 11, 2019, the Company acquired a 50.1% limited liability membership interest in EOW, pursuant to a Subscription Agreement and a Membership Interest Purchase Agreement (see Note 3).

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842). The updated guidance requires lessees to recognize lease assets and lease liabilities for most operating leases. In addition, the updated guidance requires that lessors separate lease and non-lease components in a contract in accordance with the new revenue guidance in ASC 606. The updated guidance is effective for interim and annual periods beginning after December 15, 2018.

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

On January 1, 2019, the Company adopted ASU No. 2016-02, applying the package of practical expedients to leases that commenced before the effective date whereby the Company elected to not reassess the following: (i) whether any expired or existing contracts contain leases and; (ii) initial direct costs for any existing leases. For contracts entered into on or after the effective date, at the inception of a contract the Company assessed whether the contract is, or contains, a lease. The Company’s assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether it has the right to direct the use of the asset. The Company will allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments.

Operating lease ROU assets represents the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company use an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in general and administrative expenses in the condensed consolidated statements of operations.

Recent Accounting Pronouncements

On June 20, 2018, the FASB issued ASU 2018-07, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. Currently, share-based payment arrangements to nonemployees are accounted for under ASC 718, while nonemployee share-based payments issued for goods and services are accounted for under ASC 505-50. Before the amendment, the major difference for the Company (but not limited to) was the determination of measurement date which generally is the date on which the measurement of equity classified share-based payments becomes fixed. Equity classified share-based payments for employees was fixed at the time of grant and equity-classified nonemployee share-based payment awards are no longer measured at the earlier of the date which a commitment for performance by the counterparty is reached or the date at which the counterparty’s performance is complete. They are now measured at the grant date of the award which is the same as share-based payments for employees. The Company adopted the requirements of the new rule in the first quarter of 2019.

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

In July 2017, the FASB issued ASU No. 2017-11, which amends the FASB Accounting Standards Codification. Part I of ASU No. 2017-11, Accounting for Certain Financial Instruments with Down Round Features, changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. The guidance is effective for reporting periods beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2017-11 on January 1, 2019. The adoption of this guidance had no impact on the Company’s condensed consolidated financial statements.

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

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

NOTE 3 – ACQUISITION OF ASSETS AND OWNERSHIP IN EXACTUS ONE WORLD, LLC

On March 11, 2019, the Company acquired a 50.1% limited liability membership interest in Exactus One World, LLC, an Oregon limited liability company, formed on January 25, 2019 and, since inception, EOW had no operations.

The Company acquired 50.1% limited liability membership interest pursuant to a Subscription Agreement (the “Subscription Agreement”) and a Membership Interest Purchase Agreement (the “Purchase Agreement”). Under the terms of the Subscription Agreement, the Company acquired a 30% interest in EOW, and an additional 20.1% was acquired from existing members pursuant to the terms of the Purchase Agreement. The existing members are considered third parties.

Under the term of the Subscription Agreement, the Company acquired 30% of membership interest in EOW in consideration for cash of $2,700,000 payable as follows:

●
$400,000 paid previously for purchase of Hemp Seeds;
●
$100,000 upon execution of the LLC Operating Agreement;
●
$500,000 on or before April 1, 2019;
●
$500,000 on or before May 1, 2019;
●
$300,000 on or before August 1, 2019;
●
$450,000 on or before September 1, 2019 and,
●
$450,000 on or before October 1, 2019

The acquisition of the 30% membership interest is deemed to be an investment in and capital contribution to EOW and shall be eliminated upon consolidation. The Company paid a total of approximately $1,000,000 between April 2019 and May 2019.

Under the term of the Purchase Agreement, the Company acquired 20.1% of EOW from existing members for aggregate consideration of $2,940,000 consisting of cash payments of $1,000,000, 937,500 shares of the Company’s common stock, and $450,000 worth of shares of common stock to be issued on June 14, 2019. Pursuant to the terms of the Purchase Agreement, the Company issued 937,500 shares of its common stock valued at $990,000, or $1.056 per share, the fair value of the Company’s common stock based on the quoted trading price on the date of the Purchase Agreement. No goodwill was recorded since the Purchase Agreement was accounted for as an asset purchase.

The consideration shall be paid to the sellers as follows:

●
$300,000 cash and 937,500 shares of the Company’s common stock to the sellers upon execution, which was paid during the three months ended March 31, 2019;
●
$700,000 on April 20, 2019 which was paid on April 18, 2019;
●
On June 10, 2019, the Company is required to issue the sellers an additional $450,000 of shares of common stock of the Company based upon the 20 day volume weighted average price per share on the date of issue; and
●
$500,000 on September 1, 2019.

At March 31, 2019, the Company recorded a subscription payable of $1,650,000 to existing members pursuant to the Purchase Agreement as reflected on the unaudited condensed consolidated balance sheets.

Pursuant to ASU 2017-01 and ASC 805, the Company analyzed the operations of EOW and the related agreements to determine if the Company acquired a business or acquired assets. Based on this analysis, it was determined that the Company acquired assets, primarily consisting of the value of two farm leases for approximately 200 acres of farm land in southwest Oregon for growing and processing industrial hemp, with lease terms of one year, and a license to operate such farms. The leases are renewable on a year-to-year basis.

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

The relative fair value of the assets acquired were based on management’s estimates of the fair values on March 11, 2019. Based upon the purchase price allocation, the following table summarizes the estimated relative fair value of the assets acquired at the date of acquisition:

Intangible asset – Hemp farming license	$10,000
Intangible assets – farm leases	2,930,000
Total assets acquired at fair value	2,940,000
Total purchase consideration	$2,940,000

Additionally, the Company shall record the acquisition of 50.1% of membership interest in EOW under the FASB issued ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). As of March 31, 2019, the Company recorded a non-controlling interest balance of $(35,604) in connection with the majority-owned subsidiary, EOW as reflected in the accompanying unaudited condensed consolidated balance sheet and losses attributable to non-controlling interest of $35,604 during the three months ended March 31, 2019 as reflected in the accompanying unaudited condensed consolidated statements of operations. Under the Operating Agreement for EOW, as amended, the Company has the right to appoint, and remove and replace, if desired, one (1) of the three (3) managers of EOW. The Company has appointed its President, Emiliano Aloi, as a Manager for EOW.

NOTE 4 – INTANGIBLE ASSET

At March 31, 2019 and December 31, 2018, intangible asset consisted of the following:

	Useful life	March 31, 2019	December 31, 2018
Farm leases	3 year	$2,930,000	$-
Hemp operating license	1 year	10,000	-
		2,940,000	-
Less: accumulated amortization		(52,688)	-
		$2,887,312	$-

For the three months ended March 31, 2019, amortization of intangible assets amounted to $52,688. Amortization of intangible assets attributable to future periods is as follows:

Year ending December 31:	Amount
2019	$735,000
2020	980,000
2021	980,000
2022	192,312
$2,887,312

NOTE 5 - OPERATING LEASE RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

On March 1, 2019, the Company entered into a farm lease agreement for a lease term of one year. The lease premise is located in Cave Junction, Oregon and consists of approximately 100 acres. The lease requires the Company to pay 5% of the net income realized by the Company from the operation of the lease farm. Accordingly, the Company recognized $0 Right-of-use asset (“ROU”) and lease liabilities on this farm lease as the Company has not determine when it will generate net income from this lease. The lease shall continue in effect from year to year except for at least a 30 day written notice of termination. The Company has not paid any lease under this agreement for the three months ended March 31, 2019.

On March 1, 2019, the Company entered into a farm lease agreement for a lease term of one year. The lease premise is located in Glendale, Oregon and consists of approximately 100 acres. The lease requires the Company to pay $120,000 per year, whereby $50,000 was payable upon execution and $70,000 shall be payable prior to planting for agricultural use or related purposes. The lease shall continue in effect from year to year except for at least a 30 day written notice of termination. The Company has paid the initial payment of $50,000 under this agreement and recognized lease expense of $10,000 for the three months ended March 31, 2019 and recorded $40,000 as prepaid expense to be amortized over the term of this lease.

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

In adopting ASC Topic 842, Leases (Topic 842), the Company has elected the ‘package of practical expedients’, which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 month or less. However, the Company is reasonably certain that it will exercise its option to extend the lease for a period of three years. On January 1, 2019, upon adoption of ASC Topic 842, the Company recorded right-of-use assets and lease liabilities of $310,093 based on incremental borrowing rate of 10%

ROU is summarized below:

March 31, 2019
Farm lease ROU	$310,093
Less accumulated amortization	(7,416)
Balance of ROU asset as of March 31, 2019	$302,677

Operating lease liability related to the ROU asset is summarized below:

March 31, 2019
Farm lease	$310,093
Total lease liability	310,093
Reduction of lease liability	(7,416)
Total	302,677
Less: current portion	(93,961)
Long term portion of lease liability as of March 31, 2019	$208,716

Minimum lease payments under non-cancelable operating lease at March 31, 2019 are as follows:

Year ended December 31, 2019	$120,000
Year ended December 31, 2020	120,000
Year ended December 31, 2021	120,000
Year ended December 31, 2022	20,000
Total	360,000
Less: undiscounted payments during the three months ended March 31, 2019	(10,000)
Total undiscounted future minimum lease payments due as of March 31, 2019	$350,000
Imputed interest	(47,323)
Total operating lease liability	$302,677

NOTE 6 - NOTES PAYABLE – RELATED PARTIES

On June 28, 2017, the Company issued to two of the Company’s executive officers a promissory note in the principal amount up to $100,000, which amount may be drawn upon by the Company as bridge financing for general working capital purposes. The promissory note accrues interest at a rate of 8.0% per annum and matures on the earlier of (i) one (1) year from the date of the promissory note, and (ii) the closing the sale of the Company’s securities in a single transaction or a series of related transactions from which at least $500,000 of gross proceeds are raised. During the three months ended March 31, 2019, the Company borrowed $14,229 on the promissory notes. Between February 2019 and March 2019, the Company paid off the principal notes of $11,129. Additionally, in March 2019, the Company issued 153,080 shares of common stock to a noteholder upon the conversion of $27,000 of principal amount and accrued interest of $3,267. During the three months ended March 31, 2019 and 2018, the Company recognized $524 and $151, respectively, of interest expense. As of March 31, 2019 and December 31, 2018, the notes had accrued interest balances of $3,185 and $5,928, respectively. As of March 31, 2019 and December 31, 2018, the principal balance of this note was $27,500 and $51,400, respectively.

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

NOTE 7 - CONVERTIBLE NOTES PAYABLE

The Company’s convertible notes consist of the following as of March 31, 2019 and December 31, 2018:
2019 (Unaudited)	2018
Convertible note in the amount of $110,000 dated, August 14, 2017, accruing interest at an annual rate of 8%, matured on August 14, 2018, and convertible into common stock of the Company at a conversion price equal to the lesser of (i) $2.00 and (ii) 60% of the average of the three lowest trading prices of the Company’s common stock during the twenty-day trading period prior to the conversion (the “Note”). The Company received net proceeds of $87,000 from the issuance of the Note, after deducting an original issue discount and debt issuance costs. On December 18, 2017, the Company further amended the Note to (i) increase the aggregate principal amount of the Note to $115,000 and (ii) extend the date by which the Company is required to cause the Registration Statement to become effective to January 4, 2018. On January 4, 2018, the Company further amended the Note to (i) increase the aggregate principal amount of the Note to $125,000 and (ii) extend the date by which the Company is required to cause the Registration Statement to become effective to February 1, 2018. In March 2018, the Company paid $25,000 towards principal of the Note. On May 7, 2018, the Company further amended the Note to (i) increase the aggregate principal amount of the Note to $121,481 and (ii) extend the date by which the Company is required to cause the Registration Statement to become effective to May 31, 2018. On June 11, 2018, the holder of the Note converted $10,000 of the principal of the Note into 22,727 shares of common stock. On July 13, 2018, the holder of the note converted $10,500 of the principal of the Note to 116,667 shares of common stock. On August 30, 2018, the holder of the Note converted $10,500 of the principal of the Note to 218,750 shares of common stock. On November 13, 2018, the Company further amended the Note to (i) increase the aggregate principal amount of the Note by $10,000 and (ii) extend the date by which the Company is required to cause the Registration Statement to become effective to December 13, 2018. The Company determined that the conversion feature embedded in the Note required bifurcation and presentation as a liability.
$-	$101,481

Convertible note in the amount of $27,500 dated, September 27, 2017, accruing interest at an annual rate of 8%, matured on September 27, 2018, and convertible into common stock of the Company at a conversion price equal to the lesser of (i) $2.00 and (ii) 60% of the average of the three lowest trading prices of the Company’s common stock during the twenty-day trading period prior to the conversion (the “Note”). The Company received net proceeds of $21,750 from the issuance of the Note, after deducting an original issue discount and debt issuance costs. On May 7, 2018, the Company further amended the Note to increase the aggregate principal amount of the Note to $4,125. On November 13, 2018, the Company amended the Note to (i) increase the aggregate principal amount of the Note by $5,000 and (ii) extend the date by which the Company is required to cause the Registration Statement to become effective to December 13, 2018.
-	36,625

Convertible note in the amount of $65,000 dated, December 21, 2017, accruing interest at an annual rate of 12%, matured on December 21, 2018, and convertible into common stock of the Company at a conversion price equal to the lesser of (i) closing sale price of the common stock on the principal market on the trading day immediately preceding the closing date and (ii) 60% of the average of the three lowest trading prices of the Company’s common stock during the twenty-day trading period prior to the conversion (the “Note”). The Company received net proceeds of $62,400 from the issuance of the Note, after deducting an original issue discount and debt issuance costs. On March 28, 2018, the Company amended the Note to (i) increase the aggregate principal amount of the Note to $71,500 and (ii) adjust the conversion price to the lesser of (i) closing sale price of the common stock on the principal market on the trading day immediately preceding the closing date and (ii) 51% of the average of the three lowest trading prices of the Company’s common stock during the twenty-five day trading period prior to the conversion. On November 11, 2018, the holder of the note converted $5,325 of the principal of the Note to 187,500 shares of common stock. On December 18, 2018, the holder of the Note converted $4,850 of the principal of the Note to 100,000 shares of common stock. The Company determined that the conversion feature embedded in the Note required bifurcation and presentation as a liability.
-	89,588

Convertible note in the amount of $125,000 dated, December 26, 2017, accruing interest at an annual rate of 12%, matured on September 26, 2018, and convertible into common stock of the Company at a conversion price equal to the lesser of (i) the lowest trading price of the Company's common stock during the twenty-five-day trading period prior to the issue date of the Note and (ii) 50% of the average of the three lowest trading prices of the Company’s common stock during the twenty-five day trading period prior to the conversion (the “Note”). The Company received net proceeds of $112,250 from the issuance of the Note, after deducting an original issue discount and debt issuance costs. On July 11, 2018, the holder of the note elected to convert interest of $3,120 into 15,000 shares of common stock. On November 28, 2018, the holder of the Note converted $2,000 of the interest of the Note to 25,000 shares of common stock. The Company determined that the conversion feature embedded in the Note required bifurcation and presentation as a liability.
-	125,000

Convertible note in the amount of $58,500 dated, March 16, 2018, accruing interest at an annual rate of 9%, matures on December 16, 2018, and convertible into common stock of the Company at a conversion price equal to the lesser of (i) $2.00 and (ii) 51% of the average of the three lowest trading prices of the Company’s common stock during the twenty-five day trading period prior to the conversion (the “Note”). The Company received net proceeds of $41,050 from the issuance of the Note, after deducting an original issue discount and debt issuance costs. The Company determined that the conversion feature embedded in the Note required bifurcation and presentation as a liability.
-	58,500

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
-	55,881

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

Convertible note in the aggregate amount of $30,000 dated, July 3, 2018, accruing interest and an annual rate of 12%, maturing on July 3, 2019, and convertible into common stock of the Company at a conversion price equal to 50% of the average of the three lowest trading prices of the Company’s common stock during the twenty-day trading period prior to the conversion (the “Notes”). The Company received net proceeds of $28,000 from the issuance of the Note, after deducting an original issue discount and debt issuance costs. The Company determined that the conversion feature embedded in the Note required bifurcation and presentation as a liability. During the year ended December 31, 2018, the Company recorded an initial derivative liability of $68,000, resulting in initial derivative expense of $40,000, and an initial debt discount of $28,000 to be amortized into interest expense through the maturity of the Note.
	-	14,120

Convertible notes in the aggregate amount of $70,500 dated , October 23, 2018 ($35,250) and October 26, 2018 ($35,250), accruing interest at an annual rate of 12%, maturing in one year, and convertible into common stock of the Company at a conversion price equal to the lesser of i) the closing sale price of the Company's common stock on closing date and ii) 60% of the lowest trading price of the Company’s common stock during the twenty-day trading period prior to the conversion (the “Note”). The Company received net proceeds of $57,000 from the issuance of the Note, after deducting an original issue discount and debt issuance costs. The Company determined that the conversion features embedded in the Notes required bifurcation and presentation as liabilities. During the year ended December 31, 2018, the Company recorded initial derivative liabilities of $187,000, resulting in initial derivative expense of $127,000, and initial debt discounts of $60,000 to be amortized into interest expense through the maturity of the Note.
	-	10,593

Convertible Notes in the aggregate amount of $100,000, issued on March 22, 2018. The Notes bear interest at a rate of 5% per annum and will mature on February 1, 2023. If a qualified financing from which at least $5 million of gross proceeds are raised occurs prior to the maturity date, then the outstanding principal balance of the notes, together with all accrued and unpaid interest thereon, shall be automatically converted into a number of shares of the Company’s common stock at $0.40 per Share. The Notes offers registration rights wherein the Company agrees that within 45 days of a Qualified Offering, prior to the Maturity Date, the Company shall file a registration statement with the SEC registering for resale the shares of Company’s common stock into which the Notes are convertible.
	100,000	100,000

Convertible Notes in the amount of $229,890, issued on January 11, 2019 which features an original issue discount of 10%. The Note bears interest at a rate of 8% per year, and is due 12 months from the date of issue. Beginning on the 170th day after issue, the Note is convertible to our common stock at price equal to the lesser of $2.00 ($0.25 pre-split) per share, or a the variable conversion price. The variable conversion price is defined as 60% of the average of our 3 lowest trading prices in the 20 trading days prior to the conversion.	-	-

Carrying Amount of Convertible Debt	$100,000	$591,788
Less: Current Portion	-	491,788
Convertible Notes, Long Term	$100,000	$100,000

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

The following is a summary of the carrying amounts of convertible notes as of March 31, 2019 and December 31, 2018:

	2019	2018
	(Unaudited)
Principal Amount	$100,000	$701,694
Less unamortized debt discount and debt issuance costs	-	(109,906)
Total convertible debt less unamortized debt discount and debt issuance costs	$100,000	$591,788

In connection with the issuance of notes during the three months ended March 31, 2019, on the initial measurement date of the notes, the fair values of the embedded conversion option of $568,000 was recorded as derivative liabilities of which $361,090 was charged to current period operations as initial derivative expense and $206,910 was recorded as a debt discount which was amortized into interest expense over the term of the note. The Company recognized gain on extinguishment of debt due to repayment and conversions of notes into shares of common and preferred stock of $3,007,629 and change in fair value of derivative liabilities of $896,000 during the three months ended March 31, 2019. The Company determined that the conversion options embedded in the Notes require liability presentation at fair value. Each of these instruments provide the holder with the right to convert into common stock at a fixed discount market, with certain notes subject to a cap on the conversion price. These clauses cause uncertainty as to the number of shares issuable upon conversion of convertible debt and accordingly require liability presentation on the balance sheet in accordance with US GAAP. For the three months ended March 31, 2019 and 2018, the Company measured the fair value of the embedded derivatives using a binomial model and Monte Carlo simulations, and the following assumptions:

	2019	2018
Expected Volatility	376.76% to 567.11%	85.79% to 204.8%
Expected Term	0.25 to 1.0 Years	0.25 to 1.0 Years
Risk Free Rate	2.41% to 2.54%	1.73% to 1.93%
Dividend Rate	0.00%	0.00%

During the three months ended March 31, 2019, the Company issued an aggregate of 849,360 Series A preferred stock to various note holders and also sold an aggregate of 55,090 shares of preferred stock for $55,090 which were used to repay and convert a total of $842,791 of principal amount (includes penalty fees of $149,313, included in derivative expenses) during the three months ended March 31, 2019 and accrued interest of $61,569 pursuant to Exchange Agreements (see Note 8). During the three months ended March 31, 2019, the Company issued 250,000 shares of common stock to a note holder upon the conversion of $4,000 of accrued interest. In March 2019, the Company paid off the principal notes of $186,443 (includes penalty fees of $48,337, included in derivative expenses) during the three months ended March 31, 2019 and accrued interest of $20,467. During the three months ended March 31, 2019, the Company recorded a gain on settlement of debt of $3,007,629 in connection with the exchange and repayments of various convertible notes.

During the three months ended March 31, 2019 and 2018, the Company recognized $24,534 and $12,072, respectively, of interest expense. During the three months ended March 31, 2019 and 2018, the Company amortized debt discount of $339,806 and $99,078, respectively, of interest expense. As of March 31, 2019 and December 31, 2018, the notes had accrued interest balances of $5,151 and $60,372, respectively.

NOTE 8 - STOCKHOLDERS’ EQUITY (DEFICIT)

On January 11, 2019, the Board of Directors of the Company approved a reverse stock split of the Company’s Common Stock at a ratio of 1-for-8 (the “Reverse Stock Split”) including shares issuable upon conversion of the Company’s outstanding convertible securities. All share and per share values of the Company’s common stock for all periods presented in the accompanying consolidated financial statements are retroactively restated for the effect of the Reverse Stock Split.

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

Preferred Stock

The Company’s authorized preferred stock consists of 50,000,000 shares with a par value of $0.0001.

Series A - On February 17, 2016, the Board of Directors voted to designate a class of preferred stock entitled Series A Preferred Stock, consisting of up to five million (5,000,000) shares, par value $0.0001 per share.

On December 21, 2018, we filed a Certificate of Cancellation of our previously filed Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock in order to designate 1,000,000 shares as a new Series of Preferred Stock for issuance to former Holders of our Notes under the Exchange Agreements (See Note 8), and filed a new Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.

Pursuant to the Series A Preferred Certificate of Designation, the Company issued shares of Series A Preferred. Each share of Series A Preferred has a stated value of $1.00 per share.  In the event of a liquidation, dissolution or winding up of the Company, each share of Series A Preferred Stock will be entitled to a payment as set forth in the Certificate of Designation. The Series A Preferred is convertible into such number of shares of the Company’s common stock, par value $0.0001 per share equal to the Stated Value of $1.00, divided by $0.20, subject to adjustment in the event of stock split, stock dividends, and recapitalization or otherwise.  Pursuant to the Exchange Agreements each holder of Notes shall be issued Series A Preferred in the amount of the purchase price paid for such Notes by the buyer under the Exchange Agreement, including any penalty, interest and premium payments. Each share of Series A Preferred entitles the holder to vote on all matters voted on by holders of Common Stock as a single class. With respect to any such vote, each share of Series A Preferred entitles the holder to cast such number of votes equal to the number of shares of Common Stock such share of Series A Preferred is convertible into at such time, but not in excess of the conversion limitations set forth in the Series A Preferred Certificate of Designation. The Series A Preferred will be entitled to dividends to the extent declared by the Company.

During the three months ended March 31, 2019, the Company issued an aggregate of 849,360 Series A preferred stock to various note holders and also sold an aggregate of 55,090 shares of Series A preferred stock for $55,090 which were used to repay and convert a total of $842,791 of principal amount (includes penalty fees of $149,313 during the three months ended March 31, 2019) and accrued interest of $61,569 pursuant to Exchange Agreements. Accordingly, the Company recognized deemed dividend of $904,450 during the three months ended March 31, 2019 in connection with the issuance of these Series A preferred stock.

During the three months ended March 31, 2019, the Company converted 296,441 Series A Preferred Stock into 1,482,205 shares of common stock.  There are 608,009 and 0 shares of Series A preferred stock outstanding as of March 31, 2019 and December 31, 2018, respectively.

Series B-1 - On February 29, 2016, the Company’s Board of Directors voted to designate a class of preferred stock entitled Series B-1 Convertible Preferred Stock (“Series B-1 Preferred Stock”), consisting of up to thirty-two million (32,000,000) shares, par value $0.0001.  With respect to rights on liquidation, winding up and dissolution, the Series B-1 Preferred Stock ranks pari passu to the class of common stock. Shares of Series B-1 Preferred Stock have no dividend rights except as may be declared by the Board in its sole and absolute discretion, out of funds legally available for that purpose. Shares of Series B-1 Preferred Stock are convertible, at the option of the holder, into shares of common stock at a conversion rate of 0.125 shares for 1 share basis. Holders of Series B-1 Preferred Stock have the right to vote as-if-converted to common stock on all matters submitted to a vote of holders of the Company’s common stock. On February 29, 2016, the Company issued 30,000,000 shares of Series B-1 Preferred Stock, of which 2,800,000 remain outstanding as of December 31, 2018 and 2017.

During the three months ended March 31, 2019, the Company converted 400,000 Series B-1 Preferred Stock into 50,000 shares of common stock.  There are 2,400,000 and 2,800,000 shares of Series B-1 preferred stock outstanding as of March 31, 2019 and December 31, 2018, respectively.

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

Series B-2 - Also on February 17, 2016, the Company’s Board of Directors voted to designate a class of preferred stock entitled Series B-2 Convertible Preferred Stock (“Series B-2 Preferred Stock”), consisting of up to six million (6,000,000) shares, par value $0.0001, with a stated value of $0.25 per share.  With respect to rights on liquidation, winding up and dissolution, holders of Series B-2 Preferred Stock will be paid in cash in full, before any distribution is made to any holder of common or other classes of capital stock, an amount of $0.25 per share. Shares of Series B-2 Preferred Stock have no dividend rights except as may be declared by the Board in its sole and absolute discretion, out of funds legally available for that purpose. Shares of Series B-2 Preferred Stock are convertible, at the option of the holder, into shares of common stock at a conversion rate of 0.125 shares for 1 share basis.  Holders of Series B-2 Preferred Stock have the right to vote as-if-converted to common stock on all matters submitted to a vote of the holders of the Company’s common stock. For so long as any shares of Series B-2 Preferred Stock are issued and outstanding, the Corporation shall not issue any notes, bonds, debentures, shares of preferred stock, or any other securities that are convertible to common stock unless such conversion rights are at a fixed ratio or a fixed monetary price (Note 9). On February 29, 2016, the Company issued 2,084,000 shares of Series B-2 Preferred Stock.

During the three months ended March 31, 2019, the Company converted 1,000,000 Series B-2 Preferred Stock into 125,000 shares of common stock.  There are 7,684,000 and 8,684,000 shares of Series B-1 preferred stock outstanding as of March 31, 2019 and December 31, 2018, respectively.

Series C - On June 30, 2016, the Company’s Board of Directors approved a Certificate of Designation authorizing 1,733,334 shares of new Series C Preferred Stock, par value $0.0001.  The Series C Preferred Stock ranks equally with the Company’s common stock with respect to liquidation rights and is convertible to common stock at a conversion rate of 0.125 shares for 1 share basis.  The conversion rights of holders of the Series C Preferred Stock are limited such that no holder may convert any shares of preferred stock to the extent that such holder, immediately following the conversion, would own in excess of 4.99% of the Company’s issued and outstanding shares of common stock.  This limitation may be increased to 9.99% upon 61 days written notice by a holder of the Series C Preferred Stock to the Company.   As of March 31, 2019 and December 31, 2018, 1,733,334 shares of Series C Preferred Stock are issued and outstanding.

Series D - On March 1, 2018, the Company’s Board of Directors voted to designate a class of preferred stock entitled Series D Convertible Preferred Stock consisting of up to 200 shares, par value $0.0001 to offer for sale to certain accredited investors, including affiliates of the Company, with a maximum offering amount of $2,200,000. Pursuant to the terms of the Series D Subscription Agreement, immediately following the consummation of an offering of the Company’s Common Stock for which the gross proceeds of the offering exceed $5,000,000, each share of Series D automatically converts into 25,000 shares of Common Stock. Upon the liquidation, dissolution or winding up of the Company, each holder of Series D Convertible Preferred Stock shall be entitled to receive, for each share of Series D Convertible Preferred Stock held, $10,000 per share payable pari passu with the Company’s Series B-2 Convertible Preferred Stock.    Shares of Series D Preferred Stock have no dividend rights except as may be declared by the Board in its sole and absolute discretion, out of funds legally available for that purpose. Holders of Series D Preferred Stock have the right to vote as-if-converted to common stock on all matters submitted to a vote of holders of the Company’s common stock. At no time may shares of Series D Convertible Preferred Stock be converted if such conversion would cause the holder to hold in excess of 4.99% of our issued and outstanding common stock, subject to an increase in such limitation up to 9.99% of the issued and outstanding common stock on 61 days’ written notice to the Company.

During the three months ended March 31, 2019, the Company converted 4 Series D Preferred Stock into 100,000 shares of common stock.  There are 41 and 45 shares of Series D preferred stock outstanding as of March 31, 2019 and December 31, 2018, respectively.

Common Stock

The Company’s authorized common stock consists of 650,000,000 shares with a par value of $0.0001 per share.

Common stock issued for private placement

During the three months ended March 31, 2019, the Company sold an aggregate of 15,382,090 shares of common stock for total proceeds of $3,309,653.

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

Common stock issued for Development Agreement

In consideration for the Development Agreement (see Note 9), C2M was issued 8,385,691 shares of our common stock on January 8, 2019. Additionally, the Company granted immediately vested 10 year options to purchase 750,000 shares of common stock, with exercise price of $0.32 per share to certain C2M founders. As a result, C2M became the Company’s largest shareholder holding (inclusive of the vested options held by its founders) approximately 51% of the Company’s outstanding common stock as of the date of the Development Agreement. Consequently, such transaction resulted in a change of control whereby, C2M obtained majority control through its common stock ownership (See Note 9). Therefore, the Company accounted for the 8,385,691 shares of common stock under ASC 845-10-S99 “Transfer of Nonmonetary Assets by Promoters or Shareholders” whereby the transfer of nonmonetary assets to a company by its promoters or shareholders in exchange for stock prior to or at the time of the company's initial public offering normally should be recorded at the transferors' historical cost basis determined under GAAP. The Company determined that the value of the Development Agreement is $0 and recording it in a step up basis would not be appropriate since C2M is considered a promoter, majority shareholder and also a related party having an ownership interest of 51% in the Company on the execution date of the Development Agreement. Accordingly, the Company recorded the issuance of 8,385,691 shares of common stock at par value. The 750,000 options were valued on the grant date at approximately $0.13 per option for a total of $96,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.13 per share (based on the quoted trading price on the dates of grants), volatility of 296%, expected term of 10 year, and a risk free interest rate of 2.74%. During the three months ended March 31, 2019, the Company recorded stock based compensation of $96,000.

Common stock issued for membership interest in subsidiary

On March 11, 2019, with the assistance of C2M and assignment of rights, under the term of the Purchase Agreement, the Company acquired additional 20.1% from existing members in consideration for payment of 937,500 shares of common stock (see Note 3).  The 937,500 shares of common stock were valued at the fair value of $1.056 per common share or $990,000 based on the quoted trading price on the date of grant.

Common stock issued for settlement of debt

During the three months ended March 31, 2019, the Company issued 250,000 shares of common stock to note holders upon the conversion of $4,000 of accrued interest. The fair value of shares on conversion was $196,000 having a derivative value on date of conversion of $18,000 and the balance of $178,000 was recorded as loss on settlement of debt. Additionally, in March 2019, the Company issued an aggregate of 203,080 shares of common stock to a noteholder upon the conversion of $27,000 of principal amount, accrued interest of $3,267 and $10,349 of accrued expenses.

Common Stock Warrants

A summary of the Company’s outstanding stock warrants as of March 31, 2019 and changes during the period ended are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2018	644,083	$1.77	1.38
Issued	718,750	0.20	5.00
Cancelled	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Balance at March 31, 2019	1,362,833	$0.94	3.16

Warrants exercisable at March 31, 2019	1,362,833	$0.94	3.16

Weighted average fair value of warrants granted during the period		$1.55

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

As of March 31, 2019, aggregate intrinsic value in connection with exercisable warrants amounted to $1,852,635.

On March 21, 2019, the Company issued 718,750 warrants to purchase shares of the Company’s common stock in connection with a consulting agreement in exchange for corporate development and advisory services. The warrants have a term of 5 year from the date of grant and are exercisable at an exercise price of $0.20. The 718,750 warrants were valued on the grant date at approximately $1.55 per warrant for a total of $1,114,062 using a Black-Scholes option pricing model with the following assumptions: stock price of $1.55 per share (based on the quoted trading price on the dates of grants), volatility of 602%, expected term of 5 year, and a risk free interest rate of 2.35%. During the three months ended March 31, 2019, the Company recorded stock based compensation of $1,114,062.

Common Stock Options

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

Stock option activity for the three months ended March 31, 2019 is summarized as follows:

	Number of Options	Weighted Average ExercisePrice	Weighted Average Remaining Contractual Life(Years)
Balance at December 31, 2018	959,375	$0.41	8.79
Granted	4,475,000	0.19	10.00
Balance at March 31, 2019	5,434,375	0.20	8.65
Options exercisable at March 31, 2019	3,528,133	$0.27	8.10

Weighted average fair value of options granted during the period $0.49

As of March 31, 2019, aggregate intrinsic value in connection with exercisable options amounted to $5,610,967. As of March 31, 2019, 1,906,242 outstanding options are unvested and there was $992,699 unrecognized compensation expense in connection with unvested stock options.

Between January 2019 and March 2019, the Company granted 3,975,000 options to purchase shares of the Company’s common stock to various members of the Board of directors of the company and consultants with vesting terms pursuant to their respective sock option agreements. The options have a term of 10 year from the date of grant and was exercisable at an exercise price ranging from $0.01 to $0.96. The Company recognized $891,799 of compensation expense relate to the vesting of stock options for the three months ended March 31, 2019. These amounts are included in general and administrative expenses on the accompanying statement of operations.

In February 2019, the Company granted 500,000 options to purchase shares of the Company’s common stock to an investor in connection with the sale of common stock. The options have a term of 9 month term from the date of grant and was exercisable at an exercise price of $0.50 per share. The fair value of the options granted amounted to $0.64 per option or $319,152.

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Compensation expense related to stock options granted is measured at the grant date based on the estimated fair value of the award and is recognized on a straight-line basis over the requisite service period. The assumptions used in the Black-Scholes model for the options granted during the three months ended March 31, 2019 are presented below:

Risk-free interest rate	2.61 – 2.74%
Expected volatility	293 – 296%
Expected term (in years)	10
Expected dividend yield	0%

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Legal Matters

In the ordinary course of business, the Company enters into agreements with third parties that include indemnification provisions which, in its judgment, are normal and customary for companies in the Company’s industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, the Company generally agrees to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to the Company’s product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, the Company has no liabilities recorded for these provisions as of March 31, 2019 and December 31, 2018.

In July 2018 we received notice of the expiration and termination of a license agreement dated January 19, 2016 acquired through the Share Exchange by our subsidiary Exactus BioSolutions, Inc that the Company recognized as an intangible asset from Digital Diagnostics, Inc. (“Digital Diagnostics”) related to our FibriLyzer and MatriLyzer technologies.  In addition, on December 14, 2018 we received a letter from KD Innovation, Ltd. (“KDI”) and Dr. Krassen Dimitrov, our former director seeking payment for alleged past due consulting fees from June 2017 through November 2018 pursuant to a Consulting Agreement dated January 20, 2016.  On January 23, 2019, Digital Diagnostics, made a demand for compensation against the Company in connection with an alleged breach of a License Agreement. Under the terms of these agreements, the parties are required to arbitrate claims.  Although we dispute the material allegations made by Digital Diagnostics and KDI, if such actions were successful damages could be awarded against us.

On December 14, 2018, the Company received a termination and demand notice from KD Innovation, Ltd, an entity 100% owned by a former Board member, in connection with a consulting agreement KDI entered into with the Company’s subsidiary, Exactus Biosolutions, Inc., on or about January 20, 2016. No lawsuit has been filed; however, in the event a lawsuit is filed, the Company intends to vigorously contest the matter.

Leases

On March 1, 2019, the Company entered into a farm lease agreement for a lease term of one year. The lease premise is located in Cave Junction, Oregon and consist of approximately 100 acres. The lease requires the Company to pay 5% of the net income realized by the Company from the operation of the lease farm. The lease shall continue in effect from year to year except for at least a 30 day written notice of termination. The Company has not paid any lease under this agreement for the three months ended March 31, 2019.

On March 1, 2019, the Company entered into a farm lease agreement for a lease term of one year. The lease premise is located in Glendale, Oregon and consist of approximately 100 acres. The lease requires the Company to pay $120,000 per year, whereby $50,000 was payable upon execution and $70,000 shall be payable prior to planting for agricultural use or related purposes. The lease shall continue in effect from year to year except for at least a 30 day written notice of termination. The Company has paid the initial payment of $50,000 under this agreement and recognized lease expense of $10,000 for the three months ended March 31, 2019 and recorded $40,000 as prepaid expense to be amortized over the term of this lease.

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

Master Product Development and Supply Agreement

On January 8, 2019 we entered into a Master Product Development and Supply Agreement (the “Development Agreement”) with Ceed2Med, LLC (“C2M”). C2M has provided the Company access to expertise, resources, skills and experience suitable for producing products with active phyto-cannabinoid (CBD) rich ingredients including isolates, distillates, water soluble, and proprietary formulations. Under the Development Agreement, we have been allotted a minimum of 50 and up to 300 kilograms per month, and up to 2,500 kilograms annually, of active phyto-cannabinoid (CBD) rich ingredients for resale. We expect to be able to offer tinctures, edibles, capsules, topical solutions and animal health products manufactured for us by C2M to satisfy demand for branded and white-label products that we intend to offer to sell in the future. The founders of C2M established their first CBD business in 2014. C2M will also be responsible for overseeing all farming and manufacturing activities of the Company.

Whereas, in consideration for the Development Agreement, C2M was issued 8,385,691 shares of our common stock on January 8, 2019. Additionally, the Company granted immediately vested 10 year options to purchase 750,000 shares of common stock to founders of C2M, with exercise price of $0.32 per share (see Note 8). As a result, C2M was our largest shareholder holding (inclusive of the vested options held by its founders) approximately 51% of our outstanding common stock on the date of the Development Agreement. These options were granted to two owners and a co-founder of C2M.

C2M will provide personnel necessary for our growth. Utilizing C2M employees and facilities, the Company has been able to rapidly access resources and opportunities in the hemp-derived CBD industry. Emiliano Aloi of C2M became a member of our Advisory Board in January 2019 and was appointed President of the Company on March 11, 2019.

NOTE 10 - RELATED PARTY CONSIDERATIONS

Some of the officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. We have not formulated a policy for the resolution of such conflicts.

On November 20, 2017, Dr. Dimitrov provided a notice dated November 21, 2017 to the Company stating that he was resigning from the Board, effective immediately. Dr. Dimitrov indicated that his resignation from the Board was based on the deteriorating relationship between the Company and Digital Diagnostics over the non-payment of fees owed by the Company pursuant to the licensing agreement between the Company and Digital Diagnostics. Dr. Dimitrov currently serves as the President of Digital Diagnostics, and the Company has licensed the right to develop, produce and commercialize certain diagnostic products, including the FibriLyzer and MatriLyzer, utilizing certain intellectual property rights owned or licensed by Digital Diagnostics. Dr. Dimitrov believes that, in light of these concerns, his role as both a Director of the Company and the President of Digital Diagnostics creates a conflict of interest and has decided to focus his time and energy on doing what is best for the shareholders of Digital Diagnostics. For the year ended December 31, 2017, the Company accrued $30,000 in licensing fees expenses to Digital Diagnostics. As of December 31, 2017, $126,032 was included in accounts payable.   The Company has also accrued interest at 3% over the prime rate, per the Licensing Agreement, of $9,802 for the remaining balance due as of December 31, 2017. The Company paid $126,032 and $75,000 during the years ended December 31, 2018 and 2017. In March 2019, the Company received a demand notice from him however the Company believes the chances of liability to him is remote. There was no change during the three months ended March 31, 2019.

For the years ended December 31, 2018 and 2017, $300,000 was recognized in Research and Development expenses for consulting provided by Dr. Dimitrov. As of December 31, 2018 and 2017, $575,000 and $275,000 was included in accounts payable, respectively. During the year ended December 31, 2018 and 2017, $0 and $125,000, respectively was paid. There was no change during the three months ended March 31, 2019.

On June 28, 2017, the Company issued to two of the Company’s executive officers a promissory note in the principal amount up to $100,000, which amount may be drawn upon by the Company as bridge financing for general working capital purposes. The promissory note accrues interest at a rate of 8.0% per annum and matures on the earlier of (i) one (1) year from the date of the promissory note, and (ii) the closing the sale of the Company’s securities in a single transaction or a series of related transactions from which at least $500,000 of gross proceeds are raised (See Note 7).

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

On January 8, 2019 we entered into a Master Product Development and Supply Agreement with C2M (see Note 9). We paid cash in advance for the purchase of inventory with C2M and accordingly recorded advance to supplier of $1,107,225 at March 31, 2019. During the three months ended March 31, 2019, cost of sales of $12,600 represents purchase of CBD products from C2M. C2M is a majority stockholder of the Company.

NOTE 11 - SUBSEQUENT EVENTS

In accordance with authoritative guidance, the Company has evaluated any events or transactions occurring after March 31, 2019, the balance sheet date, through the date of filing of this report and note that there have been no such events or transactions that would require recognition or disclosure in the consolidated financial statements as of and for the quarter ended March 31, 2019, except as disclosed below.

Subsequent to the reporting period, and up through April 11, 2019, the Company accepted shareholder subscriptions in the total amount of $612,040 in exchange for issuance of 1,282,175 shares of common stock in an offering exempt under Rule 506 of Regulation D.

On April 30, 2019, the Company’s former Chief Financial Officer, gave 30-day notice of her resignation from that position and on May 9, 2019, notified the Company that her resignation would be effective immediately. On May 9, 2019, the Company’s Board of Directors appointed our Chief Executive Officer and Chairman of the Board, Philip J. Young to serve as Interim Chief Financial Officer until such time as a replacement CFO can be retained.

On May 9, 2019, the Board of Directors adopted and approved the report of Scalar, LLC (“Scalar”) on the valuation of the Company’s subsidiary, Exactus One World, LLC (“EOW”), together with their opinion on the fairness of the terms of the Company’s acquisition of controlling interest in EOW.

On May 9, 2019, the Board of Directors approved terms for a proposed Management and Services Agreement (the “Agreement”) with Ceed2Med, LLC (“C2M”). As a condition to the Agreement terms informally agreed with C2M the Company required completion of the Scalar valuation and issuance of a fairness opinion prior to completion and issuance of any consideration to C2M, a related party, under of the Agreement. Per the Agreement, and in consideration for C2M’s assignment of the right to acquire EOW including the option to purchase 20.1% from existing holders of EOW, C2M’s and other assistance to the Company with establishing the EOW subsidiary, and the continuing services to be performed by C2M for EOW in the future, the Board of Directors approved the issuance of 0% convertible preferred stock to C2M having a stated value of $10 million. On May 9, 2019 Scalar issued its fairness opinion to the Board of Directors. The final terms of the Agreement and the preferred stock are subject to negotiation and approval by the Company’s executive officers.

On May 9, 2019, the Board of Directors approved an exempt private offering the Company’s common stock in a total amount of $5 million to $25 million. In addition, the Company’s Board of Directors appointed a Private Offering Committee of the Board, which has been vested with delegated authority to determine the specific terms of the private offering, including share price, warrant coverage, and other specific terms. The members of the Private Offering Committee are Jonathan Gilbert, John Price, and Philip Young.

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

Following the Share Exchange, the Company became a life science company that planned to develop and commercialize Point-of-Care (“POC”) diagnostics for measuring proteolytic enzymes in the blood based on a proprietary detection platform (the “New Business”) through its subsidiary Exactus Biosolutions. The primary product, the FibriLyzer, would employ a disposable test “biosensor” strip combined with a portable and easy to use hand held detection unit that provides a result in less than 30 seconds.  The initial markets for the FibriLyzer are (i) the management of hyperfibrinolytic states associated with surgery and trauma, (ii) obstetrics, (iii) acute events such as myocardial infarction and ischemic stroke, (iv) pulmonary embolism and deep vein thrombosis and (v) chronic coronary disease management. Exactus Biosolutions planned to follow up the FibriLyzer with similar technology, the MatriLyzer, to detect collagenase levels in the blood for the detection of the recurrence of cancer and intended to file to gain regulatory approval to sell its products in the United States, Canada and Europe prior to disputes with the licensor arising over compliance with the license and consulting agreements, and difficulty to raise capital on acceptable terms arose in order to pursue the venture.

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

On January 8, 2019 we entered into a Master Product Development and Supply Agreement (the “Development Agreement”) with Ceed2Med, LLC (“C2M”). C2M has provided the Company access to expertise, resources, skills and experience suitable for producing products with active phyto-cannabinoid (CBD) rich ingredients including isolates, distillates, water soluble, and proprietary formulations. Under the Development Agreement, we have been allotted a minimum of 50 and up to 300 kilograms per month, and up to 2,500 kilograms annually, of active phyto-cannabinoid (CBD) rich ingredients for resale. We expect to be able to offer tinctures, edibles, capsules, topical solutions and animal health products manufactured for us by C2M to satisfy demand for branded and white-label products that we intend to offer to sell in the future. The founders of C2M established their first CBD business in 2014. C2M will also be responsible for overseeing all farming and manufacturing activities of the Company.

Whereas, in consideration for the Development Agreement, C2M was issued 8,385,691 shares of our common stock on January 8, 2019. Additionally, the Company granted immediately vested 10 year options to purchase 750,000 shares of common stock to founders of C2M, with exercise price of $0.32 per share. As a result, C2M was our largest shareholder holding (inclusive of the vested options held by its founders) approximately 51% of our outstanding common stock on the date of the Development Agreement. These options were granted to two owners and a co-founder of C2M. C2M will provide personnel necessary for our growth. Utilizing C2M employees and facilities, the Company has been able to rapidly access resources and opportunities in the hemp-derived CBD industry. Emiliano Aloi of C2M became a member of our Advisory Board in January 2019 and was appointed President of the Company on March 11, 2019.

On March 11, 2019, with the assistance of C2M and assignment of rights, we acquired a 50.1% limited liability membership interest in Exactus One World, LLC, (“EOW”) an Oregon limited liability company, newly formed on January 25, 2019, in order to produce industrial hemp for our own use. EOW has leases starting on March 1, 2019 for approximately 200 acres of farm land in southwest Oregon for growing and processing industrial hemp, with a lease term of one year. The leases are renewable on a year-to-year basis. We acquired the 50.1% limited liability membership interest pursuant to a subscription agreement (the “Subscription Agreement”) and a Membership Interest Purchase Agreement (the “Purchase Agreement”). EOW will farm and process industrial hemp to be manufactured into cannabidiol (CBD) and related products.  EOW will be responsible for the Company’s initial efforts to pursue agricultural development, including farm soil preparation, planting, harvesting, transportation and drying.  We will be responsible for funding and the minority owners will be responsible for management, servicing and operating the farm properties.

Results of Operations

Three Months Ended March 31, 2019 and 2018:

Net Revenues The Company is principally engaged in the business production and selling of products made from industrial hemp. During the three months ended March 31, 2019 and 2018, we generated minimal revenues of $15,980 and $0, respectively, from the sale of CBD products.

Cost of Sales The primary components of cost of sales include the cost of the CBD product and shipping fees. For the three months ended March 31, 2019 and 2018, the Company’s cost of sales amounted to $12,600 and $0, respectively which represents purchase of CBD products from C2M. C2M is a majority stockholder of the Company.

Operating Expenses

For the three months ended March 31, 2019, we incurred $2,599,234 in operating expenses as compared to $1,382,695 for the three months ended March 31, 2018, an increase of $1,216,539 or 88%. The increase in operating expenses consisted of the following:

General and administrative expenses decreased by $492,051, or 41%, from $1,196,138 for the three months ended March 31, 2018 to $704,087 for the three months ended March 31, 2019, primarily due to decrease in contractual bonuses and stock options given to management to retain executive staff.

Professional and consulting fees increased by $1,768,590, or 1,585%, from $111,557 for the three months ended March 31, 2018 to $1,880,147 for the three months ended March 31, 2019, due to increased stock based consulting fees related with the grant of stock options and warrants to consultants.

Research and development decreased by $60,000, or 80%, from $75,000 for the three months ended March 31, 2018 to $15,000 for the three months ended March 31, 2019, as the Company delays projects until additional funds are raised.

Other Expenses, net

Derivative gain (loss) increased by $1,874,879, or 446%, from $420,150 for the three months ended March 31, 2018 to $(1,454,729) for the three months ended March 31, 2019, due to the issuance of new convertible notes in 2019 and adjustments to fair value.

Gain on stock settlement of debt increased by $3,007,629, or 100%, from $0 for the three months ended March 31, 2018 to $3,007,619 for the three months ended March 31, 2019 due to the conversion of notes and interest into common and preferred shares during the three months ended March 31, 2019.

Interest expense increased by $255,612, or 230%, from $111,301 for the three months ended March 31, 2018 to $366,913 for the three months ended March 31, 2019, due to the issuance of new convertible notes in 2019, incurred penalty fees on convertible notes and the amortization of discounts related to convertible notes.

Net Loss

As a result of the foregoing, we generated a net loss from operations of $1,409,867 for the three months ended March 31, 2019 as compared to a net operating loss of $1,073,846 for the three months ended March 31, 2018, as a result of the discussion above.

As a result of the foregoing, we generated a net loss available to stockholders of $2,278,713 or $(0.12) per common share – basic and diluted, for the three months ended March 31, 2019 as compared to a net loss of $1,073,846 or $(0.24) per common share – basic and diluted, for the three months ended March 31, 2019, as a result of the discussion above.

Liquidity and Capital Resources

Since our inception in 2008, we have generated losses from operations. As of March 31, 2019, our accumulated deficit was $12,816,605.  As of March 31, 2019, we had $1,172,915 of cash. These funds will not be sufficient to enable us to complete the development of any potential products, including the FibriLyzer and related technology and also the development of our business production and selling of products made from industrial hemp. Accordingly, we will need to obtain further funding through public or private equity offerings, debt financing, collaboration arrangements or other sources. The issuance of any additional shares of common stock, preferred stock or convertible securities could be substantially dilutive to our shareholders. In addition, adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital, we will be forced to delay, reduce or eliminate our research and development programs and may not be able to continue as a going concern.

Net cash used in operating activities for the three months ended March 31, 2019 was $1,833,755, due to our net loss of $1,409,867, offset by non-cash charges related to convertible loan notes derivative gain (loss) of $1,454,729, amortization of debt discounts of $339,806, amortization of intangible assets of $52,688, and stock-based compensation of $2,005,861 offset by $3,007,629 for a debt settlement gain. Net changes in assets and liabilities totaled of $1,269,344, which is primarily attributable to increases in inventory of $422,819, advance to supplier- related party of $1,017,225 and accounts payable of $233,560. Net cash used in operating activities for the three months ended March 31, 2018 was $295,280. We recorded a net loss for the three month period of $1,073,846. Increases in accounts payable and accrued expenses increased cash by $882,456. Other items in uses of funds from operations included non-cash charges of derivative gain, amortization of debt discount and debt issuance costs, loss on debt settlement in stock, and interest expense which collectively totaled $67,548.

Net cash used in investing activity for the three months ended March 31, 2019 was $328,500. We paid cash for the purchase of membership interest in subsidiary for $300,000 pursuant to a Purchase Agreement and purchase of equipment for $28,500.

Net cash provided by financing activities for the three months ended March 31, 2019 was $3,333,210, due to proceeds from sale of our common stock of $3,309,653, net proceeds the issuance of notes payable and convertible notes $221,129 offset by note repayments of $197,572.  Net cash provided by financing activities for the three months ended March 31, 2018 was $173,000 due to proceeds from our issuance of shares of Series D Preferred Stock of $50,000, the issuance of promissory notes, and convertible loan notes $148,000 offset by convertible loan payments of $25,000.

Going Concern

The audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2018 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. We have concluded that the circumstances described above continue to raise substantial doubt about our ability to continue as a going concern as of March 31, 2019.

Off-Balance Sheet Arrangements

As of March 31, 2019, we had no material off-balance sheet arrangements.

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

Recent Accounting Pronouncements

On June 20, 2018, the FASB issued ASU 2018-07, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. Currently, share-based payment arrangements to nonemployees are accounted for under ASC 718 while nonemployee share-based payments issued for goods and services are accounted for under ASC 505-50. Before the amendment, the major difference for the Company (but not limited to) was the determination of measurement date which generally is the date on which the measurement of equity classified share-based payments becomes fixed. Equity classified share-based payments for employees was fixed at the time of grant and equity-classified nonemployee share-based payment awards are no longer measured at the earlier of the date which a commitment for performance by the counterparty is reached or the date at which the counterparty’s performance is complete. They are now measured at the grant date of the award which is the same as share-based payments for employees. The Company adopted the requirements of the new rule in the first quarter of 2019.

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

In July 2017, the FASB issued ASU No. 2017-11, which amends the FASB Accounting Standards Codification. Part I of ASU No. 2017-11, Accounting for Certain Financial Instruments with Down Round Features, changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. The guidance is effective for reporting periods beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance had no impact on the Company’s condensed consolidated financial statements.

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

Our CEO and CFO believe that as of March 31, 2019, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The conclusion was due to the presence of the following material weaknesses in disclosure controls and procedures due to our small size and limited resources: (i) inadequate segregation of duties and effective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both U.S. GAAP and SEC Guidelines; (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; and (iv) no written whistleblower policy.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings.

None

ITEM 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2018.

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

Exactus, Inc.

May 20, 2019	/s/ Philip J. Young
Philip J. Young
Chief Executive Officer

/s/ Philip J. Young
Philip J. Young
Interim Chief Financial Officer

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