Form 10-Q
period 2019-06-30
Exactus, Inc.
filed 2019-08-14
CIK 1552189

      UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 333-183360

EXACTUS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	27-1085858
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

80 NE 4th Avenue, Suite 28
Delray Beach, FL 33483	33483
(Address of Principal Executive Offices)	(Zip Code)

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

The registrant had 34,934,563 shares of Common Stock, par value $0.0001 per share, outstanding as of August 12, 2019.

-i-

Exactus, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$664,645	$1,960
Accounts receivable	69,914	-
Accounts receivable - related party	40,519	-
Inventory	1,047,781	-
Advance to supplier - related party	820,108	-
Prepaid expenses and other current assets	301,557	12,330
Total current assets	2,944,524	14,290

Other Assets:
Property and equipment, net	373,531	-
Intangible assets, net	2,640,645	-
Operating lease right-of-use assets, net	467,036	-
Total other assets	3,481,212	-

TOTAL ASSETS	$6,425,736	$14,290

LIABILITIES AND EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$1,028,828	$923,429
Accrued expenses	43,637	46,875
Note payable - related parties	27,500	51,400
Subscription payable	500,000	-
Convertible notes, net of discounts	-	491,788
Derivative liability	-	1,742,000
Settlement payable	17,000	17,000
Interest payable	10,130	66,300
Due to related party	30,000	-
Operating lease liabilities, current portion	161,617	-
Total current liabilities	1,818,712	3,338,792

Long Term Liabilities:
Convertible notes payable	100,000	100,000
Operating lease liabilities, long-term portion	305,419	-
Total long term liabilities	405,419	100,000

TOTAL LIABILITIES	2,224,131	3,438,792

Commitment and contingencies (see Note 10)

Equity (Deficit):
Exactus, Inc. Stockholders's Equity (Deficit)
Preferred stock: 50,000,000 authorized; $0.0001 par value, 5,266,466 undesignated shares
issued and outstanding	-	-
Preferred stock Series A: 1,000,000 designated; $0.0001 par value,
608,009 shares issued and outstanding	60	-
Preferred stock Series B-1: 32,000,000 designated; $0.0001 par value,
2,400,000,and 2,800,000 shares issued and outstanding, respectively	240	280
Preferred stock Series B-2: 10,000,000 designated; $0.0001 par value,
7,684,000 and 8,684,000 shares issued and outstanding, respectively	768	868
Preferred stock Series C: 1,733,334 designated; $0.0001 par value,
1,733,334 shares issued and outstanding	173	173
Preferred stock Series D: 200 designated; $0.0001 par value, 41 and 45
shares issued and outstanding, respectively	-	1
Common stock: 650,000,000 shares authorized; $0.0001 par value,
34,431,265 and 6,233,524 shares issued and outstanding, respectively	3,443	623
Common stock to be issued (3,130,256 and none shares to be issued, respectively)	313	-
Additional paid-in capital	18,156,387	7,111,445
Accumulated deficit	(13,771,831)	(10,537,892)
Total Exactus Inc. Stockholders' Equity (Deficit)	4,389,553	(3,424,502)

Non-controlling interest in subsidiary	(187,948)	-

Total Equity (Deficit)	4,201,605	(3,424,502)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$6,425,736	$14,290

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Exactus, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenues	$99,164	$-	$115,144	$-
Net revenues - related party	40,519	-	40,519	-

Total net revenues	139,683	-	155,663	-

Cost of sales - related party	103,187	-	115,787	-

Gross profit	36,496	-	39,876	-

Operating Expenses:
General and administration	798,681	202,171	1,502,768	1,398,309
Professional and consulting	330,891	19,033	2,211,038	130,590
Research and development	11,975	75,000	26,975	150,000

Total Operating Expenses	1,141,547	296,204	3,740,781	1,678,899

Loss from Operations	(1,105,051)	(296,204)	(3,700,905)	(1,678,899)

Other Income (expenses):
Derivative (loss) gain	-	(119,000)	(1,454,729)	301,150
Gain on settlement of debt, net	-	-	3,007,629	-
Interest expense	(2,519)	(144,506)	(369,432)	(255,807)

Total Other Expenses, net	(2,519)	(263,506)	1,183,468	45,343

Loss Before Provision for Income Taxes	(1,107,570)	(559,710)	(2,517,437)	(1,633,556)
Provision for income taxes	-	-	-	-

Net Loss	(1,107,570)	(559,710)	(2,517,437)	(1,633,556)

Net Loss attributable to non-controlling interest	152,344	-	187,948	-

Net Loss Attributable to Exactus, Inc.	(955,226)	(559,710)	(2,329,489)	(1,633,556)

Deemed dividend on Preferred Stock	-	-	(904,450)	-

Net Loss available to Exactus, Inc. common stockholders	$(955,226)	$(559,710)	$(3,233,939)	$(1,633,556)

Net Loss per Common Share - Basic and Diluted	$(0.03)	$(0.12)	$(0.09)	$(0.36)
Net Loss attributable to non-controlling interest per Common Share - Basic and Diluted	$(0.00)	$-	$(0.01)	$-
Net Loss available to Exactus, Inc. common stockholders per Common Share - Basic and Diluted	$(0.03)	$(0.12)	$(0.12)	$(0.36)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	35,203,356	4,603,813	27,227,822	4,563,346

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Exactus, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity (Deficit)
For the Six Months Ended June 30, 2019 and 2018
(Unaudited)
															Additional
	Preferred Stock- Series A		Preferred Stock- Series B-1		Preferred Stock- Series B-2		Preferred Stock- Series C		Preferred Stock- Series D		Common Stock		Common Stock - Unissued		Paid in	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance, December 31, 2018	-	$-	2,800,000	$280	8,684,000	$868	1,733,334	$173	45	$1	6,233,524	$623	-	$-	$7,111,445	$(10,537,892)	$-	$(3,424,502)

Preferred stock issued upon convesion of
convertible debt	849,360	84	-	-	-	-	-	-	-	-	-	-	-	-	849,276	-	-	849,360
Preferred stock issued for private placement	55,090	6	-	-	-	-	-	-	-	-	-	-	-	-	55,084	-	-	55,090
Common stock issued for private placement	-	-	-	-	-	-	-	-	-	-	15,382,090	1,538	-	-	3,308,115	-	-	3,309,653
Common Stock issued for Master Supply	-	-	-	-	-	-	-	-	-	-	8,385,691	839	-	-	(839)	-	-	-
Common stock issued for debt settlement	-	-	-	-	-	-	-	-	-	-	203,080	20	-	-	40,596	-	-	40,616
Common stock issued for purchase of membership interest in subsidiary	-	-	-	-	-	-	-	-	-	-	937,500	94	-	-	989,906	-	-	990,000
Conversion of Series A Preferred Stock to Common Stock	(296,441)	(30)	-	-	-	-	-	-	-	-	1,482,205	148	-	-	(118)	-	-	-
Conversion of Series B-1 Preferred Stock to Common Stock	-	-	(400,000)	(40)	-	-	-	-	-	-	50,000	5	-	-	35	-	-	-
Conversion of Series B-2 Preferred Stock to Common Stock	-	-	-	-	(1,000,000)	(100)	-	-	-	-	125,000	13	-	-	87	-	-	-
Conversion of Series D Prefered Stock to Common Stock	-	-	-	-	-	-	-	-	(4)	(1)	100,000	10	-	-	(9)	-	-	-
Common stock issued upon convesion of
convertible debt	-	-	-	-	-	-	-	-	-	-	250,000	25	-	-	195,975	-	-	196,000
Stock warrants granted for services	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,114,062	-	-	1,114,062
Stock options granted for services	-	-	-	-	-	-	-	-	-	-	-	-	-	-	891,799	-	-	891,799
Deemed dividend on Preferred Stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	904,450	(904,450)	-	-
Net Loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	-		(1,374,263)	(35,604)	(1,409,867)
Balance, March 31, 2019	608,009	60	2,400,000	240	7,684,000	768	1,733,334	173	41	-	33,149,090	3,315	-	-	15,459,864 #	(12,816,605)	(35,604)	2,612,211
Common stock issued and unissued for private placement	-	-	-	-	-	-	-	-	-	-	1,282,175	128	2,606,958	261	2,168,796	-	-	2,169,185
Common stock unissued for services	-	-	-	-	-	-	-	-	-	-	-	-	20,000	2	19,498	-	-	19,500
Common stock unissued for purchase of membership interest in subsidiary	-	-	-	-	-	-	-	-	-	-	-	-	503,298	50	449,950	-	-	450,000
Stock options granted for services	-	-	-	-	-	-	-	-	-	-	-	-	-	-	58,279	-	-	58,279
Net Loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	-		(955,226)	(152,344)	(1,107,570)
Balance, June 30, 2019	608,009	$60	2,400,000	$240	7,684,000	$768	1,733,334	$173	41	$-	34,431,265	$3,443	3,130,256	$313	$18,156,387	$(13,771,831)	$(187,948)	$4,201,605

													Additional
	Preferred Stock- Series A		Preferred Stock- Series B-1		Preferred Stock- Series B-2		Preferred Stock- Series C		Preferred Stock- Series D		Common Stock		Paid in	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

Balance, December 31, 2017	-	$-	2,800,000	$280	8,684,000	$868	1,733,334	$173	-	$-	4,383,983	$439	$3,983,171	$(6,200,573)	$-	$(2,215,642)
Common stock issued for debt settlement	-	-	-	-	-	-	-	-	-	-	214,834	21	343,714	-	-	343,735
Series D preferred stock issued for cash	-	-	-	-	-	-	-	-	5	-	-	-	50,000	-	-	50,000
Series D preferred stock issued for debt	-	-	-	-	-	-	-	-	40	1	-	-	499,999	-	-	500,000
Net Loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,073,846)	-	(1,073,846)

Balance, March 31, 2018	-	-	2,800,000	280	8,684,000	868	1,733,334	173	45	1	4,598,817	460	4,876,884	(7,274,419)	-	(2,395,753)
Common stock issued upon convesion of
convertible debt	-	-	-	-	-	-	-	-	-	-	22,727	2	19,998	-	-	20,000
Series D preferred stock issued for debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net Loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	(559,710)	-	(559,710)

Balance, June 30, 2018	-	$-	2,800,000	$280	8,684,000	$868	1,733,334	$173	45	$1	4,621,544	$462	$4,896,882	$(7,834,129)	$-	$(2,935,463)

Exactus, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2019	2018
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net loss	$(2,517,437)	$(1,633,556)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	11,851	-
Derivative loss (gain)	1,454,729	(301,150)
Stock-based compensation	2,083,638	500,000
Amortization of discount and debt issuance costs for convertible notes	339,806	232,688
Amortization of intangible assets	299,355	-
(Gain) loss on settlement of debt	(3,007,629)	249,002
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	(69,914)	-
Accounts receivable - related party	(40,519)	-
Inventory	(1,047,781)	-
Advance to supplier - related party	(820,108)	-
Prepaid expenses and other current assets	(289,227)	(15,984)
Increase (decrease) in operating liabilities:
Accounts payable	105,400	44,663
Accrued expenses	6,762	580,742
Settlement payable	-	(3,000)
Interest payable	6,746	12,589
Net Cash Used In Operating Activities	(3,484,328)	(334,006)

Cash Flows From Investing Activities:
Purchase of membership interest in subsidiary	(1,000,000)	-
Purchase of property and equipment	(385,382)	-
Net Cash Used in Investing Activities	(1,385,382)	-

Cash Flows From Financing Activities:
Proceeds from sale of Series D preferred stock	-	50,000
Advances from related party	30,000	-
Proceeds from sale of Common Stock	5,478,838	-
Payments of principal on notes payable	(11,129)	-
Proceeds from issuance of notes payable	14,229	101,900
Payments of principal on convertible notes	(186,443)	(25,000)
Proceeds from issuance of convertible notes, net of issuance cost	206,900	99,900
Net Cash Provided By Financing Activities	5,532,395	226,800

Net increase (decrease) in cash and cash equivalents	662,685	(107,206)

Cash and cash equivalents at beginning of period	1,960	161,215

Cash and cash equivalents at end of period	$664,645	$54,009

Supplemental Cash Flow Information:
Cash paid for interest	$22,890	$-
Cash paid for taxes	$-	$-

Non-Cash investing and financing activities:
Increases in convertible note, principal	$-	$16,500
Proceeds from sale of Series D preferred stock paid directly to settle amounts
due to officers and directors	$-	$500,000
Proceeds from sale of Series A preferred stock paid directly to settle debts	$55,090	$-
Convertible notes and interest payable settled by Series A preferred stock issued	$849,360	$-
Note payable, accrued expense and interest payable settled by common stock issued	$40,616	$-
Convertible notes settled by common stock issued	$196,000	$-
Accounts payable settled by common stock issued	$-	$95,934
Common stock issued for purchase of membership interest in subsidiary	$1,440,000	$-
Increase in intangible assets for subscription payable	$1,650,000	$-
Initial benefical conversion feature and debt discount on convertible notes	$206,910	$118,500
Initial derivative liability on convertible notes	$-	$214,000
Preferred deemed dividend	$904,450	$-
Operating lease right-of-use assets and operating lease liabilities
recorded upon adoption of ASC 842	$506,506	$-
Reduction of operating lease right-of-use asset and operating lease liabillities	$39,470	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

NOTE 1 - NATURE OF ORGANIZATION

Organization and Business Description

Exactus, Inc. (the “Company”) was incorporated on January 18, 2008 as an alternative energy research and development company. During much of its history the Company had designed solar monitoring and charging systems which were discontinued in 2016 to focus on developing point-of-care diagnostic devices. The Company has recently added to the scope of its activities efforts to produce, market and sell products made from industrial hemp containing cannabidiol (“CBD”).

On January 8, 2019 the Company began pursuing hemp-derived CBD as a new business segment after passage of the Agriculture Improvement Act of 2018, also known as the 2018 Farm Bill. The 2018 Farm Bill declassified industrial hemp as a Schedule I substance, shifted regulatory authority from the Drug Enforcement Administration to the Department of Agriculture, and provided autonomy for states to regulate the industry. The 2018 Farm Bill did not change the Food and Drug Administration’s oversight authority over CBD products. The 2018 Farm Bill defined industrial hemp as a variety of cannabis containing an amount equal to or lower than 0.3% tetra-hydrocannabinol (THC) and allowed farmers to grow and sell hemp under state regulation. Industry reports indicate that 41 states have set up cultivation and production programs to regulate the production of hemp.

Following passage of the 2018 Farm Bill, the Company entered into a Master Product Development and Supply Agreement (the “Development Agreement”) with Ceed2Med, LLC (“C2M”). Under the Master Agreement, C2M agreed to provide to the Company up to 2,500 kilograms of products (isolate or distillate) for manufacture into consumer products such as tinctures, edibles, capsules, topical solutions and animal health products. The Company believes manufacturing, testing and quality akin to pharmaceutical products is important when distributing hemp-based products. The Company’s products originate from farms at which the Company (or C2M) oversee all stages of plant growth and are manufactured under contract arrangements with third-parties.

The Company identified the rapidly growing hemp-based CBD market as a valuable target for a new company focus. On January 8, 2019, the Company entered into the Master Product Development and Supply Agreement with C2M. In consideration for the Development Agreement (see Note 11), C2M was issued 8,385,691 shares of our Common Stock. Additionally, the Company granted immediately vested 10 year options to purchase 750,000 shares of Common Stock, with exercise price of $0.32 per share to three C2M founders. As a result, C2M became the Company’s largest shareholder holding (inclusive of the vested options held by its founders) approximately 51% of the Company’s outstanding Common Stock as of the date of the Development Agreement which has subsequently been reduced to approximately 22% as of June 30, 2019. Consequently, such transaction resulted in a change of control whereby, C2M obtained majority control through its Common Stock ownership (See Note 11). In connection with this agreement, the Company received access to expertise, resources, skills and experience suitable for production of CBD rich ingredients including isolates, distillates, water soluble, and proprietary formulations. Under the Development Agreement, the Company was allotted a minimum of 50 and up to 300 kilograms per month, and up to 2,500 kilograms annually, of CBD rich ingredients for resale and placed a $1 million purchase order for products. The Company currently offers products such as tinctures, edibles, capsules, topical solutions and animal health products manufactured for the Company as branded and white-label products.

On March 11, 2019, with the assistance of C2M and assignment of rights, the Company acquired a 50.1% limited liability membership interest in Exactus One World, LLC (“EOW”), an Oregon limited liability company formed on January 25, 2019, in order to farm industrial hemp for its own use. Prior to the acquisition, EOW had no operating activities. The Company acquired its 50.1% limited liability membership interest pursuant to a Subscription Agreement and a Membership Interest Purchase Agreement (See Note 3). Following the events described above, the Company entered into the business of production and selling of industrial hemp grown for its own use and for sale to third-parties.

On January 11, 2019, the Board of Directors of the Company approved a reverse stock split of the Company’s Common Stock at a ratio of 1-for-8 (the “Reverse Stock Split”) including shares issuable upon conversion of the Company’s outstanding convertible securities. All share and per share values of the Company’s Common Stock for all periods presented in this Report and in the accompanying condensed consolidated financial statements are retroactively restated for the effect of the Reverse Stock Split.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The Company’s unaudited condensed consolidated financial statements include the financial statements of its 50.1% subsidiary, EOW. All significant intercompany accounts and transactions have been eliminated in consolidation.

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information, which includes consolidated unaudited interim financial statements and present the consolidated unaudited interim financial statements of the Company and its majority-owned subsidiary as of June 30, 2019. All intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, stockholders’ equity (deficit) and cash flows as of June 30, 2019 and 2018, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2018 and footnotes thereto included in the Company’s Report on Form 10K filed with the SEC on March 29, 2019. The results of operations for the six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year.

Going concern

These unaudited condensed consolidated financial statements are presented on the basis that the Company will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business. No adjustment has been made to the carrying amount and classification of the Company’s assets and the carrying amount of its liabilities based on the going concern uncertainty. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had a net loss attributable to Exactus Inc. common shareholders of $3,233,939 and $1,633,556 for the six months ended June 30, 2019 and 2018, respectively. The net cash used in operating activities was $3,484,328 for the six months ended June 30, 2019. Additionally, the Company had an accumulated deficit of $13,771,831 at June 30, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of common and preferred shares and from the issuance of convertible promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Over the last several months the Company and its advisors have been evaluating numerous opportunities and relationships to increase shareholder value. The Company expects to realize revenue through its efforts, if successful, to sell wholesale and retail products to third parties. However, as the Company is in a start-up phase, in a new business venture, in a rapidly evolving industry, many of its costs and challenges are new and unknown. In order to fund the Company’s activities, the Company will need to raise additional capital either through the issuance of equity and/or the issuance of debt. During the six months ended June 30, 2019, the Company received proceeds from the sale of the Company’s Common Stock of approximately $5.5 million.

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

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

The Company measures certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2019 and December 31, 2018:

	At June 30, 2019			At December 31, 2018
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	—	—	$-	—	—	$1,742,000

A roll forward of the level 3 valuation financial instruments is as follows:

For the Six Months Ended June 30, 2019
Balance at beginning of period	$1,742,000
Initial fair value of derivative liabilities as debt discount	206,910
Initial fair value of derivative liabilities as derivative expense	361,090
Gain on extinguishment of debt	(3,206,000)
Change in fair value included in derivative loss	896,000
Balance at end of period	$-

As of June 30, 2019, the Company has no assets that are re-measured at fair value.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying value of those investments approximates their fair market value due to their short maturity and liquidity. Cash and cash equivalents include cash on hand and amounts on deposit with financial institutions, which amounts may at times exceed federally insured limits. We have not experienced any losses on such accounts and we do not believe we are exposed to any significant credit risk. The Company had approximately $415,000 and $0 cash balances in excess of FDIC insured limits at June 30, 2019 and December 31, 2018, respectively. Cash and cash equivalents were $664,645 and $1,960 at June 30, 2019 and December 31, 2018, respectively.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets of $301,557 and $12,330 at June 30, 2019 and December 31, 2018, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses may include prepayments in cash for an operating lease, consulting, and insurance fees which are being amortized over the terms of their respective agreements. Other current assets include cash paid for deposit on future construction services on a leasehold improvement.

Inventory

The Company values inventory, consisting of raw materials, growing plants and finished goods, at the lower of cost or net realizable value. Cost is determined on the first-in and first-out (“FIFO”) method. The Company reduces inventory for the diminution of value, resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its estimated net realizable value. Factors utilized in the determination of the estimated net realizable value include (i) estimates of future demand, and (ii) competitive pricing pressures.

Advances to suppliers

Advances to a supplier represents the cash paid in advance for the purchase of inventory. The advances to a supplier are interest free and unsecured. As of June 30, 2019 and December 31, 2018, respectively, advances to the Company’s major supplier, C2M, who is also a related party, amounted to $820,108 and $0, respectively (see Note 11). Upon shipment of the purchased inventory, the Company reclassifies or records such advances to the supplier into inventory.

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from 5 to 10 years. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired, or disposed of, the cost and accumulated depreciation are removed, and any resulting gains or losses are included in the consolidated statement of operations.

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

Derivatives and Hedging- Contracts in Entity’s Own Equity

In accordance with the provisions of ASC 815 “Derivatives and Hedging” the embedded conversion features in the convertible notes (see Note 9) are not considered to be indexed to the Company’s stock. As a result, these are required to be accounted for as derivative financial liabilities and have been recognized as liabilities on the accompanying consolidated balance sheets. The fair value of the derivative financial liabilities are determined using a binomial model with Monte Carlo simulation and is affected by changes in inputs to that model including the Company’s stock price, expected stock price volatility, the expected term, and the risk-free interest rate. The derivative financial liabilities are subject to re-measurement at each balance sheet date and any changes in fair value is recognized as a component in other income (expenses).

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

Cost of Sales

The primary components of cost of sales include the cost of the product and shipping fees.

Research and Development Expenses

The Company follow ASC 730-10, “Research and Development,” and expenses research and development costs when incurred.  Accordingly, third-party research and development costs, including designing, prototyping and testing of product, are expensed when the contracted work has been performed or milestone results have been achieved. Indirect costs are allocated based on percentage usage related to the research and development.   Research and development costs of $26,975 and $150,000 were incurred for the six months ended June 30, 2019 and 2018, respectively, and $11,975 and $75,000 were incurred for the three months ended June 30, 2019 and 2018, respectively, and are included in operating expenses on the accompanying unaudited condensed consolidated statements of operations.

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

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

Earnings per Share

We compute basic and diluted earnings per share amounts in accordance with ASC Topic 260, “Earnings per Share”. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if preferred stock converted to Common Stock and warrants are exercised.  Preferred stock and warrants are excluded from the diluted earnings per share calculation if their effect is anti-dilutive.  As of June 30, 2018, the Company had 4,972,859 potential shares and warrants that were excluded from our calculation of diluted earnings per share because their effect would have been anti-dilutive. For the six months ended June 30, 2019, the following potentially dilutive shares were excluded from the computation of diluted earnings per shares because their impact was anti-dilutive:

June 30, 2019
Common Stock equivalents:
Stock warrants	1,154,500
Stock options	5,684,375
Convertible notes payable	250,000
Convertible Preferred Stock	5,542,212
Total	12,631,087

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

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

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

Non-controlling interests in consolidated financial statements

In December 2007, the FASB issued ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). This ASC clarifies that a non-controlling (minority) interest in subsidiaries is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. In accordance with ASC 810-10-45-21, those losses attributable to the parent and the non-controlling interest in subsidiaries may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. On March 11, 2019, the Company acquired a 50.1% limited liability membership interest in EOW, pursuant to a Subscription Agreement and a Membership Interest Purchase Agreement (see Note 3) and has the right to appoint a manager of the limited liability company.

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

Operating lease ROU assets represents the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company use an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in general and administrative expenses in the condensed consolidated statements of operations.

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

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

NOTE 3 – ACQUISITION OF ASSETS AND OWNERSHIP IN EXACTUS ONE WORLD, LLC

On March 11, 2019, the Company acquired a 50.1% limited liability membership interest in Exactus One World, LLC, an Oregon limited liability company, formed on January 25, 2019 which since inception, had no operations.

The Company acquired 50.1% limited liability membership interest pursuant to a Subscription Agreement (the “Subscription Agreement”) and a Membership Interest Purchase Agreement (the “Purchase Agreement”). Under the terms of the Subscription Agreement, the Company acquired a 30% interest in EOW, and an additional 20.1% was acquired from existing members pursuant to the terms of the Purchase Agreement. The existing members are considered third parties. The Company has the right to appoint a Manager of the limited liability company and has appointed its President.

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

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

The acquisition of the 30% membership interest is deemed to be an investment in and capital contribution to EOW and shall be eliminated upon consolidation. The Company paid a total of approximately $1,300,000 between April 2019 and August 2019.

Under the term of the Purchase Agreement, the Company acquired 20.1% of EOW from existing members for aggregate consideration of $2,940,000 consisting of cash payments of $1,000,000, 937,500 shares of the Company’s Common Stock, and $450,000 worth of shares of Common Stock on June 14, 2019.  Pursuant to the terms of the Purchase Agreement, the Company issued 937,500 shares of its Common Stock valued at $990,000, or $1.056 per share, the fair value of the Company’s Common Stock based on the quoted trading price on the date of the Purchase Agreement. No goodwill was recorded since the Purchase Agreement was accounted for as an asset purchase.

The consideration shall be paid to the sellers as follows:

●	$300,000 cash and 937,500 shares of the Company’s Common Stock to the sellers upon execution, which was paid during the six months ended June 30, 2019;
●	$700,000 on April 20, 2019 which was paid on April 18, 2019;
●
On June 10, 2019, the Company was required to issue and issued the sellers an additional $450,000 of shares of Common Stock of the Company based upon the 20 day volume weighted average price per share on the date of issue which was equivalent to $0.89 per share or 503,298 shares of the Company’s Common Stock and was issued in August 2019; and

●	$500,000 on September 1, 2019.

At June 30, 2019, the Company recorded a subscription payable of $500,000 to the existing members pursuant to the Purchase Agreement as reflected on the unaudited condensed consolidated balance sheets.

Pursuant to ASU 2017-01 and ASC 805, the Company analyzed the operations of EOW and the related agreements to determine if the Company acquired a business or acquired assets. Based on this analysis, it was determined that the Company acquired assets, primarily consisting of the value of two farm leases for approximately 200 acres of farmland in southwest Oregon for growing and processing industrial hemp, with lease terms of one year, and a license to operate such farms. The leases are renewable on a year-to-year basis at the option of the Company.

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

Additionally, the Company recorded the acquisition of 50.1% of membership interest in EOW under the FASB issued ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). As of June 30, 2019, the Company recorded a non-controlling interest balance of $(187,948) in connection with the majority-owned subsidiary, EOW as reflected in the accompanying unaudited condensed consolidated balance sheet and losses attributable to non-controlling interest of $152,344 and $187,948 during the three and six months ended June 30, 2019, respectively, as reflected in the accompanying unaudited condensed consolidated statements of operations. Under the Operating Agreement for EOW, as amended, the Company has the right to appoint, and remove and replace, if desired, one of three managers of EOW, with each manager having the full rights to control the business and affairs of EOW. The Company appointed its President, Emiliano Aloi, as its Manager of EOW.

NOTE 4 – INVENTORY

Inventory consisted of the following:

	June 30, 2019	December 31, 2018
	(Unaudited)
Finished goods	$74,189	$-
Raw materials	973,592	-
	$1,047,781	$-

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

The Company did not record any allowance or inventory write-off related to the inventory as of June 30, 2019.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated life	As of June 30, 2019	As of December 31, 2018
		(Unaudited)
Greenhouse	10 years	$34,465	$-
Fencing	5 years	30,000	-
Irrigation	5 years	299,675	-
Leasehold improvement	Not placed in service	21,242	-

Less: Accumulated depreciation		(11,851)	-
		$373,531	$-

Depreciation expense amounted to $11,851 and $0 for the six months ended June 30, 2019 and 2018, respectively. There were no depreciation expense during the three and six months ended June 30, 2019 and 2018.

NOTE 6 – INTANGIBLE ASSET

At June 30, 2019 and December 31, 2018, intangible asset consisted of the following:

	Useful life	June 30, 2019	December 31, 2018
Farm leases	3 year	$2,930,000	$-
Hemp operating license	1 year	10,000	-
		2,940,000	-
Less: accumulated amortization		(299,355)	-
		$2,640,645	$-

For the three and six months ended June 30, 2019, amortization of intangible assets amounted to $246,667 and $299,355, respectively. Amortization of intangible assets attributable to future periods is as follows:

Year ending December 31:	Amount
2019 (remainder)	$493,333
2020	978,750
2021	976,667
2022	191,895
$2,640,645

NOTE 7 - OPERATING LEASE RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

On March 1, 2019, the Company, through its majority-owned subsidiary, EOW, entered into a farm lease agreement for a lease term of one year. The lease premise is located in Cave Junction, Oregon and consists of approximately 100 acres. The lease requires the Company to pay 5% of the net income realized by the Company from the operation of the lease farm. Accordingly, the Company recognized $0 Right-of-use asset (“ROU”) and lease liabilities on this farm lease as the Company has not determined when it will generate net income from this lease. The lease shall continue in effect from year to year except for at least a 30 day written notice of termination. The Company has not paid any lease under this agreement for the six months ended June 30, 2019.

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

On March 1, 2019, the Company, through its majority-owned subsidiary, EOW, entered into a farm lease agreement for a lease term of one year. The lease premise is located in Glendale, Oregon and consists of approximately 100 acres. The lease requires the Company to pay $120,000 per year, whereby $50,000 was payable upon execution and $70,000 shall be payable prior to planting for agricultural use or related purposes. The lease shall continue in effect from year to year except for at least a 30 day written notice of termination. The Company has paid the initial payment of $50,000 under this agreement and recognized lease expense of $30,000 and $40,000 for the three and six months ended June 30, 2019, respectively, and recorded $10,000 as prepaid expense to be amortized over the term of this lease.

On April 30, 2019, the Company, through its majority-owned subsidiary, EOW, entered into a farm lease agreement for a lease term of one year. The lease premise is located in Cave Junction, Oregon and consists of approximately 38 acres. The lease requires the Company to pay $76,000 per year, whereby $38,000 was payable upon execution and $38,000 shall be payable on September 15, 2019 and 2% of the net income realized by the Company from the operation of the leased farm. The lease shall continue in effect from year to year for five years except for at least a 30 day written notice of termination. The Company has paid the initial payment of $26,000 and the remaining $12,000 was paid directly to the landlord by an affiliated company who is renting the portion of the lease property from the Company. The affiliated company is owned by two managing members of EOW. EOW is in the process of arranging a sub-lease agreement with the affiliated company. The Company recognized lease expense of $12,667 for the six months ended June 30, 2019 and recorded $13,333 as prepaid expense to be amortized over the term of this lease.

In adopting ASC Topic 842, Leases (Topic 842), the Company has elected the ‘package of practical expedients’, which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 month or less. However, the Company is reasonably certain that it will exercise its option to extend the lease for a period of three years. On January 1, 2019, upon adoption of ASC Topic 842, the Company recorded right-of-use assets and lease liabilities of $462,260 based on an incremental borrowing rate of 10%.

ROU is summarized below:

June 30, 2019
Farm lease ROU	$506,506
Less accumulated reduction	(39,470)
Balance of ROU asset as of June 30, 2019	$467,036

Operating lease liability related to the ROU asset is summarized below:

June 30, 2019
Farm lease	$506,506
Total lease liability	506,506
Reduction of lease liability	(39,470)
Total	467,036
Less: current portion	(161,617)
Long term portion of lease liability as of June 30, 2019	$305,419

Minimum lease payments under non-cancelable operating lease at June 30, 2019 are as follows:

Year ended December 31, 2019	$176,000
Year ended December 31, 2020	196,000
Year ended December 31, 2021	196,000
Year ended December 31, 2022	20,000
Total	588,000
Less: undiscounted payments during the six months ended June 30, 2019	(52,667)
Total undiscounted future minimum lease payments due as of June 30, 2019	535,333
Imputed interest	(68,297)
Total operating lease liability	$467,036

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

NOTE 8 - NOTES PAYABLE – RELATED PARTIES

On June 28, 2017, the Company issued promissory notes to two of the Company’s then executive officers. The promissory notes accrue interest at a rate of 8.0% per annum and matures on the earlier of (i) one (1) year from the date of the promissory note, and (ii) the closing the sale of the Company’s securities in a single transaction or a series of related transactions from which at least $500,000 of gross proceeds are raised. During the six months ended June 30, 2019, the Company had borrowed $14,229 under the promissory notes. Between February 2019 and March 2019, the Company paid $11,129 under the promissory notes. Additionally, in March 2019, the Company issued 153,080 shares of its Common Stock to a former executive officer upon the conversion of $27,000 of principal amount and accrued interest of $3,267 under a promissory note. During the six months ended June 30, 2019 and 2018, the Company recognized $1,072 and $1,397, respectively, of interest expense. As of June 30, 2019 and December 31, 2018, the notes had accrued interest balances of $3,733 and $5,928, respectively. As of June 30, 2019 and December 31, 2018, the principal balance under the notes was $27,500 and $51,400, respectively.

NOTE 9 - CONVERTIBLE NOTES PAYABLE

The Company’s convertible notes consist of the following as of June 30, 2019 and December 31, 2018:
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

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

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

Convertible note in the aggregate amount of $30,000 dated, July 3, 2018, accruing interest at an annual rate of 12%, maturing on July 3, 2019, and convertible into Common Stock of the Company at a conversion price equal to 50% of the average of the three lowest trading prices of the Company’s Common Stock during the twenty-day trading period prior to the conversion (the “Notes”). The Company received net proceeds of $28,000 from the issuance of the Note, after deducting an original issue discount and debt issuance costs. The Company determined that the conversion feature embedded in the Note required bifurcation and presentation as a liability. During the year ended December 31, 2018, the Company recorded an initial derivative liability of $68,000, resulting in initial derivative expense of $40,000, and an initial debt discount of $28,000 to be amortized into interest expense through the maturity of the Note.
	-	14,120

Convertible notes in the aggregate amount of $70,500 dated October 23, 2018 ($35,250) and October 26, 2018 ($35,250), accruing interest at an annual rate of 12%, maturing in one year, and convertible into Common Stock of the Company at a conversion price equal to the lesser of i) the closing sale price of the Company's Common Stock on closing date and ii) 60% of the lowest trading price of the Company’s Common Stock during the twenty-day trading period prior to the conversion (the “Note”). The Company received net proceeds of $57,000 from the issuance of the Note, after deducting an original issue discount and debt issuance costs. The Company determined that the conversion features embedded in the Notes required bifurcation and presentation as liabilities. During the year ended December 31, 2018, the Company recorded initial derivative liabilities of $187,000, resulting in initial derivative expense of $127,000, and initial debt discounts of $60,000 to be amortized into interest expense through the maturity of the Note.
	-	10,593

Convertible Notes in the aggregate amount of $100,000, issued on March 22, 2018. The Notes bear interest at a rate of 5% per annum and will mature on February 1, 2023. If a qualified financing from which at least $5 million of gross proceeds are raised occurs prior to the maturity date, then the outstanding principal balance of the notes, together with all accrued and unpaid interest thereon, shall be automatically converted into a number of shares of the Company’s Common Stock at $0.40 per Share. The Notes offers registration rights wherein the Company agrees that within 45 days of a Qualified Offering, prior to the Maturity Date, the Company shall file a registration statement with the SEC registering for resale of the shares of Company’s Common Stock into which the Notes are convertible.
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

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

The following is a summary of the carrying amounts of convertible notes as of June 30, 2019 and December 31, 2018:

	2019	2018
	(Unaudited)
Principal Amount	$100,000	$701,694
Less unamortized debt discount and debt issuance costs	-	(109,906)
Total convertible debt less unamortized debt discount and debt issuance costs	$100,000	$591,788
 In connection with the issuance of notes during the six months ended June 30, 2019, on the initial measurement date of the notes, the fair values of the embedded conversion option of $568,000 was recorded as derivative liabilities of which $361,090 was charged to current period operations as initial derivative expense and $206,910 was recorded as a debt discount which was amortized into interest expense over the term of the note. The Company recognized gain on extinguishment of debt due to repayment and conversions of notes into shares of common and preferred stock of $3,007,629 and change in fair value of derivative liabilities of $896,000 during the six months ended June 30, 2019. The Company determined that the conversion options embedded in the Notes require liability presentation at fair value. Each of these instruments provide the holder with the right to convert into Common Stock at a fixed discount market, with certain notes subject to a cap on the conversion price. These clauses cause uncertainty as to the number of shares issuable upon conversion of convertible debt and accordingly require liability presentation on the balance sheet in accordance with US GAAP. For the six months ended June 30, 2019 and 2018, the Company measured the fair value of the embedded derivatives using a binomial model and Monte Carlo simulations, and the following assumptions:

	2019	2018
Expected Volatility	376.76% to 567.11%	85.79% to 204.8%
Expected Term	0.25 to 1.0 Years	0.25 to 1.0 Years
Risk Free Rate	2.41% to 2.54%	1.73% to 1.93%
Dividend Rate	0.00%	0.00%

During the six months ended June 30, 2019, the Company issued an aggregate of 849,360 Series A preferred stock to various note holders and also sold an aggregate of 55,090 shares of preferred stock for $55,090 which were used to repay and convert a total of $842,791 of principal amount (includes penalty fees of $149,313, included in derivative expenses) during the six months ended June 30, 2019 and accrued interest of $61,569 pursuant to the Exchange Agreements (the “Exchange Agreements”) (see Note 10). During the six months ended June 30, 2019, the Company issued 250,000 shares of Common Stock to a note holder upon the conversion of $4,000 of accrued interest. In March 2019, the Company paid off the principal notes of $186,443 (includes penalty fees of $48,337, included in derivative expenses) during the six months ended June 30, 2019 and accrued interest of $20,467. During the six months ended June 30, 2019, the Company recorded a gain on settlement of debt of $3,007,629 in connection with the exchange and repayments of various convertible notes.

During the three months ended June 30, 2019 and 2018, the Company recognized $1,246 and $5,812, respectively, of interest expense. During the six months ended June 30, 2019 and 2018, the Company recognized $25,780 and $17,884, respectively, of interest expense.

During the three months ended June 30, 2019 and 2018, the Company amortized debt discount of $0 and $133,610, respectively, of interest expense. During the six months ended June 30, 2019 and 2018, the Company amortized debt discount of $339,806 and $232,688, respectively, of interest expense.

As of June 30, 2019 and December 31, 2018, the notes had accrued interest balances of $6,397 and $60,372, respectively.

NOTE 10 - STOCKHOLDERS’ EQUITY (DEFICIT)

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

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

Series A - On February 17, 2016, the Board of Directors voted to designate a class of preferred stock entitled Series A Preferred Stock, consisting of up to five million (5,000,000) shares, par value $0.0001 per share.

On December 21, 2018, we filed a Certificate of Cancellation of our previously filed Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock in order to designate 1,000,000 shares as a new Series of Preferred Stock for issuance to former Holders of our Notes under the Exchange Agreements (see Note 9), and filed a new Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (the “Series A Preferred Certificate of Designation”).

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

During the six months ended June 30, 2019, the Company issued an aggregate of 849,360 shares of Series A Preferred Stock to various note holders and also sold an aggregate of 55,090 shares of Series A preferred stock for $55,090 in a private placement, which was used to repay and convert a total of $842,791 of principal amount (includes penalty fees of $149,313 during the six months ended June 30, 2019) and accrued interest of $61,569 pursuant to Exchange Agreements. Accordingly, the Company recognized a deemed dividend of $904,450 during the six months ended June 30, 2019 in connection with the issuance of these Series A Preferred Stock.

During the six months ended June 30, 2019, the Company converted 296,441 Series A Preferred Stock into 1,482,205 shares of Common Stock.   There are 608,009 and 0 shares of Series A Preferred Stock outstanding as of June 30, 2019 and December 31, 2018, respectively.

Series B-1 - On February 29, 2016, the Company’s Board of Directors voted to designate a class of preferred stock entitled Series B-1 Convertible Preferred Stock (“Series B-1 Preferred Stock”), consisting of up to 32,000,000 shares, par value $0.0001 per share.  With respect to rights on liquidation, winding up and dissolution, the Series B-1 Preferred Stock ranks pari passu to the class of Common Stock. Shares of Series B-1 Preferred Stock have no dividend rights except as may be declared by the Board in its sole and absolute discretion, out of funds legally available for that purpose. Shares of Series B-1 Preferred Stock are convertible, at the option of the holder, into shares of Common Stock at a conversion rate of 0.125 shares for 1 share basis. Holders of Series B-1 Preferred Stock have the right to vote as-if-converted to Common Stock on all matters submitted to a vote of holders of the Company’s Common Stock. On February 29, 2016, the Company issued 30,000,000 shares of Series B-1 Preferred Stock, of which 2,800,000 remain outstanding as of December 31, 2018 and 2017.

During the six months ended June 30, 2019, the Company converted 400,000 Series B-1 Preferred Stock into 50,000 shares of Common Stock.   There are 2,400,000 and 2,800,000 shares of Series B-1 preferred stock outstanding, which are convertible into 300,000 and 350,000 shares of common stock, as of June 30, 2019 and December 31, 2018, respectively.

Series B-2 - On February 17, 2016, the Company’s Board of Directors voted to designate a class of preferred stock entitled Series B-2 Convertible Preferred Stock (“Series B-2 Preferred Stock”), consisting of up to 10,000,000 shares, par value $0.0001 per share, with a stated value of $0.25 per share.  With respect to rights on liquidation, winding up and dissolution, holders of Series B-2 Preferred Stock will be paid in cash in full, before any distribution is made to any holder of common or other classes of capital stock, an amount of $0.25 per share. Shares of Series B-2 Preferred Stock have no dividend rights except as may be declared by the Board in its sole and absolute discretion, out of funds legally available for that purpose. Shares of Series B-2 Preferred Stock are convertible, at the option of the holder, into shares of Common Stock at a conversion rate of 0.125 shares for 1 share basis.  Holders of Series B-2 Preferred Stock have the right to vote as-if-converted to Common Stock on all matters submitted to a vote of the holders of the Company’s Common Stock. For so long as any shares of Series B-2 Preferred Stock are issued and outstanding, the Corporation shall not issue any notes, bonds, debentures, shares of preferred stock, or any other securities that are convertible to Common Stock unless such conversion rights are at a fixed ratio or a fixed monetary price (Note 9). On February 29, 2016, the Company issued 2,084,000 shares of Series B-2 Preferred Stock.

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

During the six months ended June 30, 2019, the Company converted 1,000,000 Series B-2 Preferred Stock into 125,000 shares of Common Stock.   There are 7,684,000 and 8,684,000 shares of Series B-1 preferred stock outstanding as of June 30, 2019 and December 31, 2018, respectively.

Series C - On June 30, 2016, the Company’s Board of Directors approved a Certificate of Designation authorizing 1,733,334 shares of new Series C Preferred Stock, par value $0.0001 per share.  The Series C Preferred Stock ranks equally with the Company’s Common Stock with respect to liquidation rights and is convertible to Common Stock at a conversion rate of 0.125 shares for 1 share basis.  The conversion rights of holders of the Series C Preferred Stock are limited such that no holder may convert any shares of preferred stock to the extent that such holder, immediately following the conversion, would own in excess of 4.99% of the Company’s issued and outstanding shares of common stock.  This limitation may be increased to 9.99% upon 61 days written notice by a holder of the Series C Preferred Stock to the Company.   As of June 30, 2019 and December 31, 2018, 1,733,334 shares of Series C Preferred Stock are issued and outstanding. As of August 8, 2019 all shares of Series C Preferred Stock were eliminated pursuant to a Cancellation Agreement (see Note 14).

Series D - On March 1, 2018, the Company’s Board of Directors voted to designate a class of preferred stock entitled Series D Convertible Preferred Stock consisting of up to 200 shares, par value $0.0001 per share, to offer for sale to certain accredited investors, including affiliates of the Company, with a maximum offering amount of $2,200,000. Pursuant to the terms of the Series D Subscription Agreement, immediately following the consummation of an offering of the Company’s Common Stock for which the gross proceeds of the offering exceed $5,000,000, each share of Series D automatically converts into 25,000 shares of Common Stock. Upon the liquidation, dissolution or winding up of the Company, each holder of Series D Convertible Preferred Stock shall be entitled to receive, for each share of Series D Convertible Preferred Stock held, $10,000 per share payable pari passu with the Company’s Series B-2 Convertible Preferred Stock.    Shares of Series D Preferred Stock have no dividend rights except as may be declared by the Board in its sole and absolute discretion, out of funds legally available for that purpose. Holders of Series D Preferred Stock have the right to vote as-if-converted to Common Stock on all matters submitted to a vote of holders of the Company’s Common Stock. At no time may shares of Series D Convertible Preferred Stock be converted if such conversion would cause the holder to hold in excess of 4.99% of our issued and outstanding Common Stock, subject to an increase in such limitation up to 9.99% of the issued and outstanding Common Stock on 61 days’ written notice to the Company.

During the six months ended June 30, 2019, the Company converted 4 shares of Series D Preferred Stock into 100,000 shares of Common Stock.  There are 41 and 45 shares of Series D preferred stock outstanding as of June 30, 2019 and December 31, 2018, respectively.

Common Stock

The Company’s authorized Common Stock consists of 650,000,000 shares with a par value of $0.0001 per share.

Sale of Common Stock for private placement

During the six months ended June 30, 2019, the Company sold an aggregate of 19,271,223 shares of Common Stock for total proceeds of $5,478,838. In connection with this transaction, there were 2,606,958 shares of Common Stock to be issued as of June 30, 2019.

 Common Stock issued for Development Agreement

In consideration for the Development Agreement (see Note 11), C2M was issued 8,385,691 shares of our Common Stock on January 8, 2019. Additionally, the Company granted immediately vested 10 year options to purchase 750,000 shares of Common Stock, with exercise price of $0.32 per share to certain C2M founders. As a result, C2M became the Company’s largest shareholder holding (inclusive of the vested options held by its founders) approximately 51% of the Company’s outstanding Common Stock as of the date of the Development Agreement. Consequently, such transaction resulted in a change of control whereby, C2M obtained majority control through its Common Stock ownership (See Note 11). Therefore, the Company accounted for the 8,385,691 shares of Common Stock under ASC 845-10-S99 “Transfer of Nonmonetary Assets by Promoters or Shareholders” whereby the transfer of nonmonetary assets to a company by its promoters or shareholders in exchange for stock prior to or at the time of the company's initial public offering normally should be recorded at the transferors' historical cost basis determined under GAAP. The Company determined that the value of the Development Agreement is $0 and recording it in a step up basis would not be appropriate since C2M is considered a promoter, majority shareholder and also a related party having an ownership interest of 51% in the Company on the execution date of the Development Agreement. Accordingly, the Company recorded the issuance of 8,385,691 shares of Common Stock at par value. The 750,000 options were valued on the grant date at approximately $0.13 per option for a total of $96,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.13 per share (based on the quoted trading price on the dates of grants), volatility of 296%, expected term of 10 year, and a risk free interest rate of 2.74%. During the six months ended June 30, 2019, the Company recorded stock based compensation of $96,000.

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

Common Stock issued for settlement of debt

During the six months ended June 30, 2019, the Company issued 250,000 shares of Common Stock to note holders upon the conversion of $4,000 of accrued interest. The fair value of shares on conversion was $196,000 having a derivative value on date of conversion of $18,000 and the balance of $178,000 was recorded as loss on settlement of debt. Additionally, in March 2019, the Company issued an aggregate of 203,080 shares of Common Stock to a noteholder upon the conversion of $27,000 of principal amount, accrued interest of $3,267 and $10,349 of accrued expenses.

Common Stock for membership interest in subsidiary

On March 11, 2019, with the assistance of C2M and assignment of rights, under the term of the Purchase Agreement, the Company acquired additional 20.1% from existing members in consideration for payment of 937,500 shares of Common Stock (see Note 3).  The 937,500 shares of Common Stock were valued at the fair value of $1.056 per common share or $990,000 based on the quoted trading price on the date of grant. Additionally, on June 10, 2019, the Company was required to issue the existing members an additional $450,000 of shares of Common Stock of the Company based upon the 20 day volume weighted average price per share on the date of issue which was equivalent to $0.89 per share or 503,298 shares of the Company’s Common Stock and was issued in August 2019. In connection with this transaction, there were 503,298 shares of Common Stock to be issued as of June 30, 2019.

Common Stock for services

In May 2019, the Company entered into a 6 month consulting agreement for investor relations services. The consultant shall receive compensation of 10,000 shares of the Company’s Common Stock per month or a total of 60,000 shares of Common Stock. During the six months ended June 30, 2019, the Company granted 20,000 shares of Common Stock and valued the shares of Common Stock at the fair value at $0.98 per common share or $19,500 based on the quoted trading price on the dates of grants. The Company recorded stock based compensation of $19,500 during the six months ended June 30, 2019. In connection with this transaction, there were 20,000 shares of Common Stock to be issued as of June 30, 2019.

Common Stock Warrants

A summary of the Company’s outstanding stock warrants as of June 30, 2019 and changes during the period ended are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2018	644,083	$1.77	1.38
Granted	718,750	0.20	5.00
Cancelled	—	—	—
Exercised	—	—	—
Forfeited	(208,333)	4.80	—
Balance at June 30, 2019	1,154,500	$0.25	3.43

Warrants exercisable at June 30, 2019	1,154,500	$0.25	3.43

Weighted average fair value of warrants granted during the period		$1.55

As of June 30, 2019, aggregate intrinsic value in connection with exercisable warrants amounted to $813,585.

On March 21, 2019, the Company issued 718,750 warrants to purchase shares of the Company’s Common Stock in connection with a consulting agreement in exchange for corporate development and advisory services. The warrants have a term of 5 years from the date of grant and are exercisable at an exercise price of $0.20. The 718,750 warrants were valued on the grant date at approximately $1.55 per warrant for a total of $1,114,062 using a Black-Scholes option pricing model with the following assumptions: stock price of $1.55 per share (based on the quoted trading price on the dates of grants), volatility of 602%, expected term of 5 year, and a risk free interest rate of 2.35%. During the six months ended June 30, 2019, the Company recorded stock based compensation of $1,114,062.

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

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

Stock option activity for the six months ended June 30, 2019 is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2018	959,375	0.41	8.79
Granted	4,725,000	0.21	8.53
Balance at June 30, 2019	5,684,375	0.24	8.05
Options exercisable at June 30, 2019	3,899,225	$0.29	7.44

Weighted average fair value of options granted during the period $0.54

As of June 30, 2019, aggregate intrinsic value in connection with exercisable options amounted to $2,510,960. As of June 30, 2019, 1,785,150 outstanding options are unvested and there was $934,420 unrecognized compensation expense in connection with unvested stock options.

Between January 2019 and March 2019, the Company granted 3,975,000 options to purchase shares of the Company’s Common Stock to various members of the Board of Directors of the company and consultants with vesting terms pursuant to their respective sock option agreements. The options have a term of 10 years from the date of grant and was exercisable at an exercise price ranging from $0.01 to $0.96. The Company recognized $891,799 of compensation expense relates to the vesting of stock options for the six months ended June 30, 2019. These amounts are included in general and administrative expenses on the accompanying statement of operations.

In February 2019 and April 2019, the Company granted an aggregate of 750,000 options to purchase shares of the Company’s Common Stock to an investor in connection with the sale of Common Stock. The options have a 9 month term from the date of grant and was exercisable at an exercise price of $0.50 per share. The fair value of the options granted amounted to $0.92 per option or $688,674.

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Compensation expense related to stock options granted is measured at the grant date based on the estimated fair value of the award and is recognized on a straight-line basis over the requisite service period. The assumptions used in the Black-Scholes model for the options granted during the six months ended June 30, 2019 are presented below:

Risk-free interest rate	2.43 – 2.95%
Expected volatility	293 – 296%
Expected term (in years)	10
Expected dividend yield	0%

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Legal Matters

In the ordinary course of business, the Company enters into agreements with third parties that include indemnification provisions which, in its judgment, are normal and customary for companies in the Company’s industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, the Company generally agrees to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to the Company’s product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, the Company has no liabilities recorded for these provisions as of June 30, 2019 and December 31, 2018.

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

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

Leases

On March 1, 2019, the Company, through its majority-owned subsidiary, EOW, entered into a farm lease agreement for a lease term of one year. The lease premise is located in Cave Junction, Oregon and consist of approximately 100 acres. The lease requires the Company to pay 5% of the net income realized by the Company from the operation of the lease farm. The lease shall continue in effect from year to year except for at least a 30 day written notice of termination (see Note 7).

On March 1, 2019, the Company, through its majority-owned subsidiary, EOW, entered into a farm lease agreement for a lease term of one year. The lease premise is located in Glendale, Oregon and consist of approximately 100 acres. The lease requires the Company to pay $120,000 per year, whereby $50,000 was payable upon execution and $70,000 shall be payable prior to planting for agricultural use or related purposes. The lease shall continue in effect from year to year except for at least a 30 day written notice of termination (see Note 7).

On April 30, 2019, the Company, through its majority-owned subsidiary, EOW, entered into a farm lease agreement for a lease term of one year. The lease premise is located in Cave Junction, Oregon and consists of approximately 38 acres. The lease requires the Company to pay $76,000 per year, whereby $38,000 was payable upon execution and $38,000 shall be payable on September 15, 2019 and 2% of the net income realized by the Company from the operation of the lease farm. The lease shall continue in effect from year to year for five years except for at least a 30 day written notice of termination (see Note 7).

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

Whereas, in consideration for the Development Agreement, C2M was issued 8,385,691 shares of our Common Stock on January 8, 2019. Additionally, the Company granted immediately vested 10 year options to purchase 750,000 shares of Common Stock to founders of C2M, with exercise price of $0.32 per share (see Note 10). As a result, C2M was our largest shareholder holding (inclusive of the vested options) approximately 51% of our outstanding Common Stock on the date of the Development Agreement.

C2M will provide personnel necessary for our growth. Utilizing C2M employees and facilities, the Company has been able to rapidly access resources and opportunities in the hemp-derived CBD industry. Emiliano Aloi of C2M became a member of our Advisory Board in January 2019 and was appointed President of the Company on March 11, 2019.

NOTE 12 - RELATED PARTY CONSIDERATIONS

Some of the officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. We have not formulated a policy for the resolution of such conflicts.

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

On November 20, 2017, Dr. Dimitrov, former director of the Company, provided a notice to the Company stating that he was resigning from the Board, effective immediately. Dr. Dimitrov indicated that his resignation from the Board was based on the deteriorating relationship between the Company and Digital Diagnostics over the non-payment of fees owed by the Company pursuant to the licensing agreement between the Company and Digital Diagnostics (See Note 11). There was no change during the six months ended June 30, 2019.

For the years ended December 31, 2018 and 2017, $300,000 was recognized in Research and Development expenses for consulting provided by Dr. Dimitrov. As of December 31, 2018 and 2017, $575,000 and $275,000 was included in accounts payable, respectively. During the year ended December 31, 2018 and 2017, $0 and $125,000, respectively was paid. There was no change during the six months ended June 30, 2019.

On June 28, 2017, the Company issued promissory notes to two of the Company’s then executive officers and directors. The promissory note accrues interest at a rate of 8.0% per annum and matures on the earlier of (i) one (1) year from the date of the promissory note, and (ii) the closing the sale of the Company’s securities in a single transaction or a series of related transactions from which at least $500,000 of gross proceeds are raised (See Note 9).

On January 8, 2019, the Company entered into a Master Product Development and Supply Agreement with C2M (see Note 11). The Company paid cash in advance for the purchase of inventory with C2M and accordingly recorded advance to supplier of $820,108 at June 30, 2019. During the six months ended June 30, 2019, the Company purchased finished products from C2M totaling approximately $197,117. During the six months ended June 30, 2019, cost of sales of $115,787 represents the purchase of CBD products from C2M. C2M is a majority stockholder of the Company.

On April 30, 2019, the Company, through its majority-owned subsidiary, EOW, entered into a farm lease agreement for a lease term of one year. The lease premise is located in Cave Junction, Oregon and consists of approximately 38 acres. The lease requires the Company to pay $76,000 per year, whereby $38,000 was payable upon execution and $38,000 shall be payable on September 15, 2019 and 2% of the net income realized by the Company from the operation of the lease farm. The lease shall continue in effect from year to year for five years except for at least a 30 day written notice of termination. The Company has paid the initial payment of $26,000 and the remaining $12,000 was paid directly to the landlord by an affiliated company who is renting the portion of the lease property from the Company. The affiliated company is owned by two managing members of EOW. EOW is in the process of arranging a sub-lease agreement with the affiliated company.

During the six months ended June 30, 2019, the Company reimbursed a managing member of EOW and an affiliated company which is owned by two managing members of EOW, for operating expenses paid on behalf of EOW for the following:

●
$400,000 worth of hemp seeds
●
$50,000 lease payment related to a lease agreement (see Note 11)
●
$200,000 deposit related to a leasehold improvement on a dryhouse building
●
$20,000 rent expense of a dryhouse building
●
$100,000 for irrigation cost

The Company recognized revenues from a related party customer of $40,519 during the three and six months ended June 30, 2018. The customer is an affiliated company which is substantially owned by a managing member of EOW.

From time to time, the Company’s subsidiary, EOW, receives advances from an affiliated company which is owned by a managing member of EOW for working capital purposes. The advances are non-interest bearing and are payable on demand. As of June 30, 2019, due to related party amounted to $30,000.

Note 13 – CONCENTRATION OF REVENUE AND SUPPLIER

During the six months ended June 30, 2019, total sale of CBD products to five customers represented approximately 90% (19%, 26% - related party, 24%, 11% and 10%) of the Company’s net sales. There was no revenues generated during the six months ended June 30, 2018.

As of June 30, 2019 total accounts receivable from four customers represented approximately 99% (13%, 37% - related party, 34%, and 15%)of total accounts receivable as compared to none as of December 31, 2018.

During the six months ended June 30, 2019, the Company purchased finished products from C2M (see Note 11) totaling approximately $197,117 (100% of the purchases).

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

NOTE 14 - SUBSEQUENT EVENTS

In accordance with authoritative guidance, the Company has evaluated any events or transactions occurring after June 30, 2019, the balance sheet date, through the date of filing of this report and note that there have been no such events or transactions that would require recognition or disclosure in the consolidated financial statements as of and for the quarter ended June 30, 2019, except as disclosed below.

Sale of Common Stock

Subsequent to the reporting period, and up through August 13, 2019, the Company accepted shareholder subscriptions in the total amount of $848,408 in exchange for issuance of 1,532,871 shares of Common Stock in an offering exempt under Rule 506 of Regulation D.

Green Goddess Extracts, LLC Acquisition

On July 31, 2019 the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Green Goddess Extracts, LLC (“Green Goddess”), a Florida contract manufacturer and formulator of hemp and vape products. Under the Purchase Agreement the Company acquired the assets of Green Goddess consisting principally of inventory, equipment, trademarks and a leased location, entered into an option to acquire the seller’s vape assets, and entered into an employment agreement with the founder of Green Goddess. Green Goddess manufactures and distributes a premium line of hemp-derived products sold through distributors and online at www.greengoddessextracts.com . Green Goddess has been a contract manufacturer for C2M and the Company.

Under the terms of the Purchase Agreement the Company agreed to issue 250,000 shares of the Company’s Common Stock and pay $250,000 cash for the acquisition. The shares vest at a rate of 1/24 per month until fully vested. In addition, the Company entered into an agreement under which the Company may become obligated to issue up to an additional $250,000 of Common Stock based upon the volume weighted average price per share (“VWAP”) for the 20 days prior to issuance, in the event that sales of products utilizing seller’s flavored products exceed $500,000 monthly for a three month average period.

Additionally, on July 1, 2019, the Company entered into an Executive Employment Agreement (the “Employment Agreement”) with Alejandro De La Espriella (the “Executive”) who is the managing member of Green Goddess Extracts, LLC. The term of the Employment Agreement shall be for two years and shall be automatically renewed for successive one year periods unless either party provides a written notice of non-renewal. The Company agrees to pay the Executive an initial base salary of $120,000 per year subject to annual adjustments determined by the board of directors of the Company and such Executive shall also be eligible for annual bonus, performance bonus and equity awards as defined in the Employment Agreement.

Paradise Medlife, LLC

The Company entered into an Operating Agreement (the “Operating Agreement”) with Paradise Medlife, LLC (“Paradise Medlife”) and Paradise CBD, LLC. Paradise Medlife is a Florida Limited Liability Company, organized on April 12, 2019 with no operations since inception. The Company contributed capital of $50,000 in the form of CBD products in exchange for 51% ownership of Paradise Medlife. Consequently, Paradise Medlife became a majority owned subsidiary of the Company.

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

Management and Services Agreement

As previously disclosed, on March 11, 2019, the Company acquired, through our majority-owned subsidiary, EOW, from our largest shareholder, C2M, certain rights to a 50.1% limited liability membership interest in certain farm leases and operations in Oregon in order to enter into the business of hemp farming for the 2019 grow season. During May 2019, the Company appointed Emiliano Aloi, the President of the Company, to the additional position of co-manager of EOW. The Company currently is farming approximately 200 acres of hemp for harvest and production during 2019.

On July 31, 2019, the Company finalized and entered into a Management and Services Agreement (the “MSA”) in order to provide us project management and various other benefits associated with the farming rights, operations and opportunities with C2M, including assignment by C2M of C2M’s agreements and rights to acquire approximately 200 acres of hemp farming. Under the terms of the MSA, C2M agreed to provide further access to the opportunities and know-how of C2M, consented to the appointment of Emiliano Aloi, a seasoned hemp veteran previously an advisor and currently the Company’s President, and to provide the Company and EOW additional services consisting of, among other things:

● right of participation for further investment and business opportunities in order to rapidly expand our business and operations in hemp-derived CBD;

● executive, sourcing, vendor, product, production and other expertise and resources;

● appointment of Aloi to the position of President;

● introductions to farming and other financing;

● designs for international “Hemp-Café” store design and franchise opportunities including plans, drawings, approvals and authorizations, leads and contacts;

● access to leasing of prime real estate in Delray Beach Florida with an option to purchase, and the continuing assistance of the founder of C2M in connection with management, design, and promotion of the project;

● drawings, designs and specifications for extraction, production and manufacturing facilities and resources;

● brand development and support services.

The Company finalized the compensation arrangements for C2M as contemplated in connection with the March 2019 transactions and the additional agreements with C2M under the MSA following tax, accounting and legal review including the treatment of the issuance of preferred stock in connection with the transactions. While the assignment initially contemplated a $9 million payment from us to C2M, the parties agreed to payment in a new class of preferred stock, convertible above market, as more fully described below. As a further condition to payment of the consideration, the value of the 50.1% interest in EOW was required to be not less than $25 million, with a third-party valuation and fairness opinion from a third-party prior to payment. On April 29, 2019, the Company received an independent fairness opinion from Scalar, LLC (“Scalar Report”) that concluded the transaction, including the consideration to be paid consisting of $10 million of Series E Preferred (as defined below), was fair from a financial point of view. The Scalar Report estimated the enterprise value, taking account of the 2019 harvest, to be between $55 and $74 million, based upon certain assumptions relied upon in connection with preparation of the Scalar Report.

Series E 0% Convertible Preferred Stock

On August 1, 2019 the Company issued 1,000 shares of newly designated Series E 0% Convertible Preferred Stock, par value $0.0001 per share (the “Series E Preferred”) to C2M pursuant to the MSA. Under the terms of the Series E Preferred, C2M may only convert such shares of Series E Preferred into shares of the Company’s Common Stock, if the closing price of Common Stock on the principal trading market, shall exceed $2.00 per share for 5 consecutive trading days. Once vested, the shares of Series E Preferred held by C2M are intended to either be converted at $1.60 per share of Common Stock or optionally redeemed out of the proceeds of future financings, at the option of C2M.

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

Each share of Series E Preferred is convertible into 625 shares of the Company’s Common Stock and have a stated value of $1,000 per share. The conversion ratio is subject to adjustment in the event of stock splits, stock dividends, combination of shares and similar recapitalization transactions. The Company is prohibited from effecting conversions of the Series E Preferred to the extent that, as a result of such conversion, the holder beneficially owns more than 4.99% (which may be increased to 9.99% upon 61 days’ written notice), in the aggregate, of the issued and outstanding shares of Common Stock calculated immediately after giving effect to the issuance of shares of Common Stock upon the conversion of the Series E Preferred. Holders of the Series E Preferred shall be entitled to vote on all matters submitted to shareholders and shall be entitled to the number of votes equal to the number of shares of Common Stock into which the shares of Series E Preferred Stock are convertible, subject to applicable beneficial ownership limitations. The Series E Preferred Stock provides a liquidation preference equal to par value.

The Series E Preferred has a no mandatory redemption rights however, in the event that we raise $5,000,000 from a capital raising transaction involving any equity or equity-linked financing during any fiscal quarter in an amount which would cause the Company’s cash or cash equivalents to exceed $5,000,000 (a “Fundamental Transaction”), the Company is required from the proceeds of such offering, to offer C2M a right to redeem Series E Preferred then outstanding as follows:

(A) 0% percent of the net proceeds of the Fundamental Transaction, after deduction of the amount of net proceeds required to leave the Company (together with our existing cash on hand immediately prior to the completion of the Fundamental Transaction) with cash on hand of $5,000,000; plus

(B) 10% percent of the next $5,000,000 of net proceeds of the Fundamental Transaction; plus

(C) 100% of the net proceeds of the Fundamental Transaction thereafter (until the Series E Preferred is redeemed in full).

The shares of Series E Preferred are convertible into Common Stock, once vested, at a price of $1.60 per share. The Company is not obligated to file a registration statement with respect to the shares of Common Stock into which Series E Preferred shares may be converted.

Cancellation of Series C Preferred Stock

On June 30, 2016, the Board of Directors approved a Certificate of Designation authorizing a new class of Series C Preferred Stock, par value $0.0001 per share (the “Series C Preferred”) convertible into 216,667 shares of Common Stock. The Series C Preferred, 200,000 shares of Common Stock, and three-year warrants to purchase 208,333 shares of Common Stock at $4.80 per share were all issued in connection with plans to conduct clinical trials and to perform clinical research in support of the development of diagnostic devices. The Company had been unable to proceed with the clinical trials and research. On July 31, 2019, the Company entered into a Surrender and Mutual Release Agreement (the “Cancellation Agreement”) to terminate the agreements and to cancel all issued and outstanding shares of Series C Preferred, all but 20,000 shares of the 200,000 shares of Common Stock, and all warrants issued under these arrangements.

Lease Agreement

On July 9, 2019, the Company entered into a Commercial Lease Agreement (the “Lease”) with Skybar Holdings, LLC, a Florida limited liability company. Pursuant to the Lease, the Company will rent the entire first floor (consisting of approximately 4,000 square feet) of a property located in Delray Beach, Florida (the “Premises”). The Company plans to develop the Premises to create a hemp oriented health and wellness retail venue, including education, clothing and cosmetics, and explore franchise opportunities. The initial term of the Lease is 5 years commencing August 1, 2019, with two 5 year extension options. The Lease includes a right of first refusal in favor of the Company to lease any space that becomes available on the 2nd and 3rd floor of the Premises and a right of first refusal to purchase the Premises. Pursuant to the Lease, the Company will pay rent equal to forty thousand dollars per month in advance in addition to all applicable Florida sales and/or federal taxes. Effective one year from the lease commencement date and each year thereafter, the rent shall increase at least three percent (3%) per year. The lessor of the Premises is a limited liability company owned or controlled by Vladislav (Bobby) Yampolsky, a member of the Board and the founder, manager and controlling member of C2M, the Company’s largest stockholder.

Appointment of Officer

On July 10, 2019, the Board of Directors of the Company appointed Kenneth E. Puzder to the position of Chief Financial Officer of the Company. Mr. Puzder is also a member of the Board of directors of the Company following the resignation of Kelley Wendt, the Company’s prior Chief financial Officer. Mr. Puzder currently also serves as President and Chief Financial Officer of C2M, the Company’s largest stockholder. The Company entered into an agreement with Mr. Puzder in the form of an offer letter which states that Mr. Puzder will receive an annual base salary of $120,000 and will be eligible to receive a $20,000 signing bonus within 90 days of his start date, which will be netted against future bonus payments, if any. He will also be eligible to participate in the Company’s benefit plans. Mr. Puzder will also receive an equity award, which will be determined and approved by the Board. The offer letter has no set term and may be terminated by Mr. Puzder or the Company on two weeks written notice.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On March 11, 2019, with the assistance of C2M and assignment of rights, we acquired a 50.1% limited liability membership interest in Exactus One World, LLC, (“EOW”) an Oregon limited liability company, newly formed on January 25, 2019, in order to produce industrial hemp for our own use. EOW has leases starting on March 1, 2019 for approximately 200 acres of farmland in southwest Oregon for growing and processing industrial hemp, with a lease term of one year. The leases are renewable on a year-to-year basis. We acquired the 50.1% limited liability membership interest pursuant to a subscription agreement (the “Subscription Agreement”) and a Membership Interest Purchase Agreement (the “Purchase Agreement”). EOW will farm and process industrial hemp to be manufactured into cannabidiol (CBD) and related products.  EOW will be responsible for the Company’s initial efforts to pursue agricultural development, including farm soil preparation, planting, harvesting, transportation and drying.  We will be responsible for funding and the minority owners will be responsible for management, servicing and operating the farm properties.

Results of Operations

Three and Six months ended June 30, 2019 and 2018:

Net Revenues The Company is principally engaged in the business production and selling of products made from industrial hemp. During the three and six months ended June 30, 2019, we generated total revenues of $139,683 and $155,663, respectively, from the sale of CBD products, including revenues from a related party of $40,519 for both periods. We did not have comparable revenues during the three and six months ended June 30, 2018.

Cost of Sales The primary components of cost of sales include the cost of the CBD product and shipping fees. For the three and six months ended June 30, 2019, the Company’s cost of sales amounted to $103,187 and $115,787, respectively which represents purchase of CBD products from C2M. C2M is a majority stockholder of the Company. We did not have comparable cost of sales during the three and six months ended June 30, 2018.

Operating Expenses

For the three months ended June 30, 2019, we incurred $1,141,547 in operating expenses as compared to $296,204 for the three months ended June 30, 2019, an increase of $845,343 or 285%. For the six months ended June 30, 2019, we incurred $3,740,781 in operating expenses as compared to $1,678,899 for the six months ended June 30, 2019, an increase of $2,061,882 or 123%. The increase in operating expenses consisted of the following:

General and administrative expenses increased by $596,510, or 295%, from $202,171 for the three months ended June 30, 2018 to $798,681 for the three months ended June 30, 2019, primarily due to increase in marketing and advertising expenses of approximately $200,000, increase in amortization of intangible asset and depreciation expenses of approximately $312,000 and increase in other related general administrative expenses related of approximately $55,000 primarily due to travel expenses and increase in operations. General and administrative expenses increased by $104,459, or 7%, from $1,398,309 for the six months ended June 30, 2018 to $1,502,768 for the six months ended June 30, 2019, primarily due to increase in marketing and advertising expenses of approximately $273,000, increase in amortization of intangible asset and depreciation expenses of approximately $312,000 and increase in other general administrative expenses of approximately $56,000 primarily due to travel expenses and increase in operations offset by a decrease in compensation of $348,000 due to a decrease in contractual bonuses and stock options given to management.

Professional and consulting fees increased by $311,858, or 1,639%, from $19,033 for the three months ended June 30, 2018 to $330,891 for the six months ended June 30, 2019, due to increase in hiring of consultants for business development and investor relations services, increase in accounting fees and legal fees related to our public company filings, and increase stock based consulting fees related with the grant of stock options to consultants. Professional and consulting fees increased by $2,080,448, or 1,593%, from $130,590 for the six months ended June 30, 2018 to $2,211,038 for the six months ended June 30, 2019 due to increased stock based consulting fees related with the grant of stock options and warrants to consultants, increase in hiring of consultant for business development and investor relations services, and increase in accounting fees and legal fees related to our public company filings.

Research and development decreased by $63,025, or 84%, from $75,000 for the three months ended June 30, 2018 to $11,975 for the three months ended June 30, 2019. Research and development decreased by $123,025, or 82%, from $150,000 for the six months ended June 30, 2018 to $26,975 for the six months ended June 30, 2019, as the Company delays projects until additional funds are raised.

Other Expenses, net

Derivative gain (loss) decreased by $119,000 for the three months ended June 30, 2019 and increased by $1,755,879, or 583%, from $301,150 for the six months ended June 30, 2018 to $(1,454,729) for the six months ended June 30, 2019, due to the issuance of new convertible notes in 2019 and adjustments to fair value.

Gain on stock settlement of debt increased by $3,007,629, or 100%, from $0 for the six months ended June 30, 2018 to $3,007,629 for the six months ended June 30, 2019 due to the conversion of notes and interest into common and preferred shares during the six months ended June 30, 2019.

Interest expense decreased by $141,987, or 98%, from $144,506 for the three months ended June 30, 2018 to $2,519 for the six months ended June 30, 2019, and increased by $113,625, or 44%, from $255,807 for the six months ended June 30, 2018 to $369,432 for the six months ended June 30, 2019, due to the issuance of new convertible notes in 2019, incurred penalty fees on convertible notes and the amortization of discounts related to convertible notes.

Net Loss

As a result of the foregoing, we generated a net loss from operations of $1,107,570 for the three months ended June 30, 2019 as compared to a net loss from operations of $559,710 for the three months ended June 30, 2018 and net loss from operations of $2,517,437 for the six months ended June 30, 2019 as compared to a net operating loss of $1,633,556 for the six months ended June 30, 2018, as a result of the discussion above.

As a result of the foregoing, we generated a net loss available to stockholders of $955,226 or $(0.03) per common share – basic and diluted, for the three months ended June 30, 2019 as compared to a net loss of $559,710 or $(0.12) per common share – basic and diluted, for the six months ended June 30, 2018, as a result of the discussion above.

As a result of the foregoing, we generated a net loss available to stockholders of $3,233,939 or $(0.09) per common share – basic and diluted, for the six months ended June 30, 2019 as compared to a net loss of $1,633,556 or $(0.36) per common share – basic and diluted, for the six months ended June 30, 2018, as a result of the discussion above.

Liquidity and Capital Resources

Since our inception in 2008, we have generated losses from operations. As of June 30, 2019, our accumulated deficit was $13,771,831.  As of June 30, 2019, we had $664,645 of cash. Accordingly, we will need to obtain further funding through public or private equity offerings, debt financing, collaboration arrangements or other sources. The issuance of any additional shares of Common Stock, preferred stock or convertible securities could be substantially dilutive to our shareholders. In addition, adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital, we will be forced to delay, reduce or eliminate our research and development programs and may not be able to continue as a going concern.

Net cash used in operating activities for the six months ended June 30, 2019 was $3,484,328, due to our net loss of $2,517,437, offset by non-cash charges related to convertible loan notes derivative gain (loss) of $1,454,729, amortization of debt discounts of $339,806, amortization of intangible assets of $299,355, depreciation expense of $11,851 and stock-based compensation of $2,083,638 offset by $3,007,629 for a debt settlement gain. Net changes in assets and liabilities totaled of $2,148,641, which is primarily attributable to increases in total accounts receivable of $110,433, inventory of $1,047,781, advance to supplier- related party of $820,108, prepaid expenses and other current assets of $289,227, and accounts payable and accrued expenses of $112,162. Net cash used in operating activities for the six months ended June 30, 2018 was $334,006. We recorded a net loss for the six month period of $1,633,556. Increases in accounts payable and accrued expenses increased cash by $625,405. Other items in uses of funds from operations included non-cash charges of stock based compensation, derivative gain, amortization of debt discount and debt issuance costs, and loss on debt settlement in stock which collectively totaled $680,540.

Net cash used in investing activity for the six months ended June 30, 2019 was $1,385,382. We paid cash for the purchase of membership interest in subsidiary for $1,000,000 pursuant to a Purchase Agreement and purchase of equipment for $385,382.

Net cash provided by financing activities for the six months ended June 30, 2019 was $5,532,395, due to proceeds from sale of our Common Stock of $5,478,838, net proceeds the issuance of notes payable and convertible notes $221,129, advance from related party of $30,000 offset by note repayments of $197,572.  Net cash provided by financing activities for the six months ended June 30, 2018 was $226,800 due to proceeds from our issuance of shares of Series D Preferred Stock of $50,000, the issuance of promissory notes, and convertible loan notes $201,800 offset by convertible loan payments of $25,000.

Going Concern

The audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2018 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. We have concluded that the circumstances described above continue to raise substantial doubt about our ability to continue as a going concern as of June 30, 2019.

Off-Balance Sheet Arrangements

As of June 30, 2019, we had no material off-balance sheet arrangements.

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

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the Company’s principal executive and financial officers, have conducted an evaluation of the design and effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Our CEO and CFO believe that as of June 30, 2019, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The conclusion was due to the presence of the following material weaknesses in disclosure controls and procedures due to our small size and limited resources: (i) inadequate segregation of duties and effective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both U.S. GAAP and SEC Guidelines; (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; and (iv) no written whistleblower policy.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal over financial reporting.

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

Exactus, Inc.

August 14, 2019	/s/ Emiliano Aloi
Emiliano Aloi
President and Principal Executive Officer

/s/ Kenneth E. Puzder
Kenneth E. Puzder
Chief Financial Officer and Principal Accounting Officer

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