Form 10-Q
period 2019-09-30
Exactus, Inc.
filed 2019-11-14
CIK 1552189

        UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 333-183360

EXACTUS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	27-1085858
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

80 NE 4th Avenue, Suite 28
Delray Beach, FL 33483	33483
(Address of Principal Executive Offices)	(Zip Code)

(804) 205-5036
(Registrant’s Telephone Number, Including Area Code)
 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

The registrant had 40,648,558 shares of Common Stock, par value $0.0001 per share, outstanding as of November 13, 2019.

-i-

Exactus, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,686	$1,960
Accounts receivable, net	75,626	-
Accounts receivable - related party	52,659	-
Inventory	2,332,890	-
Prepaid expenses and other current assets	166,149	12,330
Prepaid expenses and other current assets - related party - current	622,159	-
Total current assets	3,255,169	14,290

Other Assets:
Deposits	40,000	-
Prepaid expenses and other current assets - related party – long-term	2,648,864	-
Property and equipment, net	549,483	-
Intangible assets, net	2,668,005	-
Operating lease right-of-use assets, net	2,287,682	-
Total other assets	8,194,034	-

TOTAL ASSETS	$11,449,203	$14,290

LIABILITIES AND EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$1,131,883	$923,429
Accounts payable - related party	8,342	-
Accrued expenses	81,693	46,875
Note payable - related parties	6,500	51,400
Subscription payable	282,500	-
Convertible notes, net of discounts	-	491,788
Derivative liability	-	1,742,000
Settlement payable	-	17,000
Interest payable	8,148	66,300
Due to related party	105,500	-
Operating lease liabilities, current portion	427,888	-
Total current liabilities	2,052,454	3,338,792

Long Term Liabilities:
Convertible notes payable	100,000	100,000
Operating lease liabilities, long-term portion	1,902,073	-
Total long term liabilities	2,002,073	100,000

TOTAL LIABILITIES	4,054,527	3,438,792

Commitment and contingencies (see Note 10)

Equity (Deficit):
Exactus, Inc. Stockholders's Equity (Deficit)
Preferred stock: 50,000,000 authorized; $0.0001 par value, 5,266,466 undesignated shares
issued and outstanding	-	-
Preferred stock Series A: 1,000,000 designated; $0.0001 par value,
583,009 and none shares issued and outstanding, respectively	58	-
Preferred stock Series B-1: 32,000,000 designated; $0.0001 par value,
1,800,000,and 2,800,000 shares issued and outstanding, respectively	180	280
Preferred stock Series B-2: 10,000,000 designated; $0.0001 par value,
7,684,000 and 8,684,000 shares issued and outstanding, respectively	768	868
Preferred stock Series C: 1,733,334 designated; $0.0001 par value,
none and 1,733,334 shares issued and outstanding, respectively	-	173
Preferred stock Series D: 200 designated; $0.0001 par value, 29 and 45
shares issued and outstanding, respectively	-	1
Preferred stock Series E: 10,000 designated; $0.0001 par value, 10,000 and none
shares issued and outstanding, respectively	1	-
Common stock: 650,000,000 shares authorized; $0.0001 par value,
40,024,389 and 6,233,524 shares issued and outstanding, respectively	4,002	623
Common stock to be issued (596,249 and none shares to be issued, respectively)	60	-
Additional paid-in capital	23,457,433	7,111,445
Accumulated deficit	(15,706,198)	(10,537,892)
Total Exactus Inc. Stockholders' Equity (Deficit)	7,756,304	(3,424,502)

Non-controlling interest in subsidiary	(361,628)	-

Total Equity (Deficit)	7,394,676	(3,424,502)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$11,449,203	$14,290

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Exactus, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenues	$48,013	$-	$163,157	$-
Net revenues - related party	12,140	-	52,659	-

Total net revenues	60,153	-	215,816	-

Cost of sales - related party	100,418	-	216,205	-

Gross profit	(40,265)	-	(389)	-

Operating Expenses:
General and administration	1,389,820	301,859	2,892,588	1,446,867
Professional and consulting	662,857	49,068	2,873,895	179,658
Research and development	10,000	75,000	36,975	225,000

Total Operating Expenses	2,062,677	425,927	5,803,458	1,851,525

Loss from Operations	(2,102,942)	(425,927)	(5,803,847)	(1,851,525)

Other Income (expenses):
Derivative loss	-	(818,355)	(1,454,729)	(517,205)
Loss on stock settlement	-	(223,825)	-	(477,126)

(Loss) gain on settlement of debt, net	(3,000)	-	3,004,629	-
Interest expense	(2,105)	(127,164)	(371,537)	(382,971)

Total Other Expenses, net	(5,105)	(1,169,344)	1,178,363	(1,377,302)

Loss Before Provision for Income Taxes	(2,108,047)	(1,595,271)	(4,625,484)	(3,228,827)
Provision for income taxes	-	-	-	-

Net Loss	(2,108,047)	(1,595,271)	(4,625,484)	(3,228,827)

Net Loss attributable to non-controlling interest	173,680	-	361,628	-

Net Loss Attributable to Exactus, Inc.	(1,934,367)	(1,595,271)	(4,263,856)	(3,228,827)

Deemed dividend on Preferred Stock	-	-	(904,450)	-

Net Loss available to Exactus, Inc. common stockholders	$(1,934,367)	$(1,595,271)	$(5,168,306)	$(3,228,827)

Net Loss per Common Share - Basic and Diluted	$(0.05)	$(0.33)	$(0.15)	$(0.69)
Net Loss attributable to non-controlling interest per Common Share - Basic and Diluted	$(0.00)	$-	$(0.01)	$-
Net Loss available to Exactus, Inc. common stockholders per Common Share - Basic and Diluted	$(0.05)	$(0.33)	$(0.16)	$(0.69)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	38,951,338	4,812,449	31,173,513	4,647,290

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Exactus, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity (Deficit)
For the Nine Months Ended September 30, 2019 and 2018
(Unaudited)

	Preferred Stock- Series A		Preferred Stock- Series B-1		Preferred Stock- Series B-2		Preferred Stock- Series C		Preferred Stock- Series D		Preferred Stock- Series E		Common Stock		Common Stock - Unissued		Additional Paid in	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance, December 31, 2018	-	$-	2,800,000	$280	8,684,000	$868	1,733,334	$173	45	$1	-	$-	6,233,524	$623	-	$-	$7,111,445	$(10,537,892)	$-	$(3,424,502)

Preferred stock issued upon convesion of
convertible debt	849,360	84	-	-	-	-	-	-	-	-	-	-	-	-	-	-	849,276	-	-	849,360
Preferred stock issued for private placement	55,090	6	-	-	-	-	-	-	-	-	-	-	-	-	-	-	55,084	-	-	55,090
Common stock issued for private placement	-	-	-	-	-	-	-	-	-	-	-	-	15,382,090	1,538	-	-	3,308,115	-	-	3,309,653
Common Stock issued for Master Supply	-	-	-	-	-	-	-	-	-	-	-	-	8,385,691	839	-	-	(839)	-	-	-
Common stock issued for debt settlement	-	-	-	-	-	-	-	-	-	-	-	-	203,080	20	-	-	40,596	-	-	40,616
Common stock issued for purchase of membership interest in subsidiary	-	-	-	-	-	-	-	-	-	-	-	-	937,500	94	-	-	989,906	-	-	990,000
Conversion of Series A Preferred Stock to Common Stock	(296,441)	(30)	-	-	-	-	-	-	-	-	-	-	1,482,205	148	-	-	(118)	-	-	-
Conversion of Series B-1 Preferred Stock to Common Stock	-	-	(400,000)	(40)	-	-	-	-	-	-	-	-	50,000	5	-	-	35	-	-	-
Conversion of Series B-2 Preferred Stock to Common Stock	-	-	-	-	(1,000,000)	(100)	-	-	-	-	-	-	125,000	13	-	-	87	-	-	-
Conversion of Series D Prefered Stock to Common Stock	-	-	-	-	-	-	-	-	(4)	(1)	-	-	100,000	10	-	-	(9)	-	-	-
Common stock issued upon convesion of
convertible debt	-	-	-	-	-	-	-	-	-	-	-	-	250,000	25	-	-	195,975	-	-	196,000
Stock warrants granted for services	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,114,062	-	-	1,114,062
Stock options granted for services	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	891,799	-	-	891,799
Deemed dividend on Preferred Stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	904,450	(904,450)	-	-
Net Loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-		(1,374,263)	(35,604)	(1,409,867)
Balance, March 31, 2019	608,009	60	2,400,000	240	7,684,000	768	1,733,334	173	41	-	-	-	33,149,090	3,315	-	-	15,459,864 #	(12,816,605)	(35,604)	2,612,211
Common stock issued and unissued for private placement	-	-	-	-	-	-	-	-	-	-	-	-	1,282,175	128	2,606,958	261	2,168,796	-	-	2,169,185
Common stock unissued for services	-	-	-	-	-	-	-	-	-	-	-	-	-	-	20,000	2	19,498	-	-	19,500
Common stock unissued for purchase of membership interest in subsidiary	-	-	-	-	-	-	-	-	-	-	-	-	-	-	503,298	50	449,950	-	-	450,000
Stock options granted for services	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	58,279	-	-	58,279
Net Loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-		(955,226)	(152,344)	(1,107,570)
Balance, June 30, 2019	608,009	60	2,400,000	240	7,684,000	768	1,733,334	173	41	-	-	-	34,431,265	3,443	3,130,256	313	18,156,387	(13,771,831)	(187,948)	4,201,605
Common stock and preferred stock cancelled per Surrender and Release Agreement				-	-	-	(1,733,334)	(173)	-	-	-	-	(180,000)	(18)	-	-	191	-	-	-
Preferred stock issued pursuant to Management and Services Agreement	-	-	-	-	-	-	-	-	-	-	10,000	1	-	-	-	-	3,374,999	-	-	3,375,000
Conversion of Series A Prefered Stock to Common Stock	(25,000)	(2)	-	-	-	-	-	-	-	-	-	-	-	-	125,000	13	(11)	-	-	-
Conversion of Series B-1 Prefered Stock to Common Stock	-	-	(600,000)	(60)	-	-	-	-	-	-	-	-	75,000	7	-	-	53	-	-	-
Conversion of Series D Prefered Stock to Common Stock	-	-	-	-	-	-	-	-	(12)	-	-	-	300,000	30	-	-	(30)	-	-	-
Common stock issued and unissued for private placement	-	-	-	-	-	-	-	-	-	-	-	-	2,237,868	224	271,249	27	1,532,957	-	-	1,533,208
Common stock issued for prepaid services	-	-	-	-	-	-	-	-	-	-	-	-	50,000	5	-	-	30,495	-	-	30,500
Common stock unissued for services	-	-	-	-	-	-	-	-	-	-	-	-	-	-	80,000	8	57,248	-	-	57,256
Common stock unissued for pursuant to Asset Purchase Agreement	-	-	-	-	-	-	-	-	-	-	-	-	-	-	100,000	10	86,865	-	-	86,875
Stock options granted for services	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	218,279	-	-	218,279
Common stock issued for unissued common stock	-	-	-	-	-	-	-	-	-	-	-	-	3,110,256	311	(3,110,256)	(311)	-	-	-	-
Net Loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-		(1,934,367)	(173,680)	(2,108,047)
Balance, September 30, 2019	583,009	$58	1,800,000	$180	7,684,000	$768	-	$-	29	$-	10,000	$1	40,024,389	$4,002	596,249	$60	$23,457,433	$(15,706,198)	$(361,628)	$7,394,676

	Preferred Stock- Series A		Preferred Stock- Series B-1		Preferred Stock- Series B-2		Preferred Stock- Series C		Preferred Stock- Series D		Preferred Stock- Series E		Common Stock		Paid in	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

Balance, December 31, 2017	-	$-	2,800,000	$280	8,684,000	$868	1,733,334	$173	-	$-	-	$-	4,383,983	$439	$3,983,171	$(6,200,573)	$-	$(2,215,642)
Common stock issued for debt settlement	-	-	-	-	-	-	-	-	-	-	-	-	214,834	21	343,714	-	-	343,735
Series D preferred stock issued for cash	-	-	-	-	-	-	-	-	5	-	-	-	-	-	50,000	-	-	50,000
Series D preferred stock issued for debt	-	-	-	-	-	-	-	-	40	1	-	-	-	-	499,999	-	-	500,000
Net Loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,073,846)	-	(1,073,846)

Balance, March 31, 2018	-	-	2,800,000	280	8,684,000	868	1,733,334	173	45	1	-	-	4,598,817	460	4,876,884	(7,274,419)	-	(2,395,753)
Common stock issued upon convesion of
convertible debt	-	-	-	-	-	-	-	-	-	-	-	-	22,727	2	19,998	-	-	20,000
Series D preferred stock issued for debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net Loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(559,710)	-	(559,710)

Balance, June 30, 2018	-	-	2,800,000	280	8,684,000	868	1,733,334	173	45	1	-	-	4,621,544	462	4,896,882	(7,834,129)	-	(2,935,463)
Common stock issued upon convesion of
convertible debt	-	-	-	-	-	-	-	-	-	-	-	-	350,417	35	297,765	-	-	297,800
Stock options granted for services	-	-	-	-	-	-	-	-	-	-	-	-	-	-	99,835	-	-	99,835
Net Loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,595,271)	-	(1,595,271)

Balance, September 30, 2018	-	$-	2,800,000	$280	8,684,000	$868	1,733,334	$173	45	$1	-	$-	4,971,961	$497	$5,294,482	$(9,429,400)	$-	$(4,133,099)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Exactus, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2019	2018
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net loss	$(4,625,484)	$(3,228,827)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	36,720	-
Derivative loss	1,454,729	517,205
Stock-based compensation	2,376,050	599,835
Bad debt expense	9,407	-
Amortization of prepaid stock-based expenses	110,416	-
Amortization of discount and debt issuance costs for convertible notes	339,806	345,013
Amortization of intangible assets	558,024	-
Deferred rent	42,279	-
(Gain) loss on settlement of debt	(3,004,629)	477,126
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	(85,033)	-
Accounts receivable - related party	(52,659)	-
Inventory	(2,298,919)	-
Prepaid expenses and other current assets	(94,758)	(334)
Deposit	(40,000)	-
Increase (decrease) in operating liabilities:
Accounts payable	208,453	112,699
Accounts payable - related party	8,342	-
Accrued expenses	44,818	744,931
Settlement payable	(20,000)	(3,000)
Interest payable	4,764	27,428
Net Cash Used In Operating Activities	(5,027,674)	(407,924)

Cash Flows From Investing Activities:
Purchase of membership interest in subsidiary	(1,467,500)	-
Purchase of property and equipment	(586,203)	-
Net Cash Used in Investing Activities	(2,053,703)	-

Cash Flows From Financing Activities:
Proceeds from sale of Series D preferred stock	-	50,000
Advances from related party	231,035	-
Repayments on related party advances	(160,535)	-
Proceeds from sale of Common Stock	7,012,046	-
Payments of principal on notes payable	(32,129)	-
Proceeds from issuance of notes payable	14,229	101,900
Payments of principal on convertible notes	(186,443)	(25,000)
Proceeds from issuance of convertible notes, net of issuance cost	206,900	121,100
Net Cash Provided By Financing Activities	7,085,103	248,000

Net increase (decrease) in cash and cash equivalents	3,726	(159,924)

Cash and cash equivalents at beginning of period	1,960	161,215

Cash and cash equivalents at end of period	$5,686	$1,291

Supplemental Cash Flow Information:
Cash paid for interest	$26,977	$-
Cash paid for taxes	$-	$-

Non-Cash investing and financing activities:
Proceeds from sale of Series D preferred stock paid directly to settle amounts
due to officers and directors	$-	$500,000
Proceeds from sale of Series A preferred stock paid directly to settle debts	$55,090	$-
Convertible notes and interest payable settled by Series A preferred stock issued	$849,360	$-
Note payable, accrued expense and interest payable settled by common stock issued	$40,616	$-
Convertible notes settled by common stock issued	$196,000	$34,120
Accounts payable settled by common stock issued	$-	$85,934
Common stock issued for purchase of membership interest in subsidiary	$1,440,000	$-
Common stock and preferred stock issued for prepaid services	$3,405,500	$-
Common stock issued pursuant to asset purchase agreement	$70,000	$-
Increase in intangible assets for subscription payable	$1,866,029	$-
Increase in inventory for subscription payable	$33,971	$-
Initial benefical conversion feature and debt discount on convertible notes	$206,910	$151,000
Initial derivative liability on convertible notes	$-	$282,000
Preferred deemed dividend	$904,450	$-
Operating lease right-of-use assets and operating lease liabilities
recorded upon adoption of ASC 842	$2,431,362	$-
Reduction of operating lease right-of-use asset and operating lease liabillities	$143,680	$-
Prepaid expenses directly paid by a related party	$35,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

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

The Company identified the rapidly growing hemp-based CBD market as a valuable target for a new company focus. On January 8, 2019, the Company entered into the Master Product Development and Supply Agreement with C2M. In consideration for the Development Agreement (see Note 11), C2M was issued 8,385,691 shares of our Common Stock. Additionally, the Company granted immediately vested 10-year options to purchase 750,000 shares of Common Stock, with exercise price of $0.32 per share to three C2M founders. As a result, C2M became the Company’s largest shareholder holding (inclusive of the vested options held by its founders) approximately 51% of the Company’s outstanding Common Stock as of the date of the Development Agreement which has subsequently been reduced to approximately 22% as of September 30, 2019. Consequently, such transaction resulted in a change of control whereby, C2M obtained majority control through its Common Stock ownership (See Note 11). In connection with this agreement, the Company received access to expertise, resources, skills and experience suitable for production of CBD rich ingredients including isolates, distillates, water soluble, and proprietary formulations. Under the Development Agreement, the Company was allotted a minimum of 50 and up to 300 kilograms per month, and up to 2,500 kilograms annually, of CBD rich ingredients for resale and placed a $1 million purchase order for products. The Company currently offers products such as tinctures, edibles, capsules, topical solutions and animal health products manufactured for the Company as branded and white-label products.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The Company’s unaudited condensed consolidated financial statements include the financial statements of its 50.1% subsidiary, EOW and 51% subsidiary, Paradise Medlife. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information, which includes consolidated unaudited interim financial statements and present the consolidated unaudited interim financial statements of the Company and its majority-owned subsidiaries as of September 30, 2019. All intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, stockholders’ equity (deficit) and cash flows as of September 30, 2019 and 2018, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2018 and footnotes thereto included in the Company’s Report on Form 10K filed with the SEC on March 29, 2019. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year.

Going concern

These unaudited condensed consolidated financial statements are presented on the basis that the Company will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business. No adjustment has been made to the carrying amount and classification of the Company’s assets and the carrying amount of its liabilities based on the going concern uncertainty. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had a net loss attributable to Exactus Inc. common shareholders of $5,168,306 for the nine months ended September 30, 2019. The net cash used in operating activities was $5,027,674 for the nine months ended September 30, 2019. Additionally, the Company had an accumulated deficit of $15,706,198 at September 30, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of common and preferred shares and from the issuance of convertible promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Over the last several months the Company and its advisors have been evaluating numerous opportunities and relationships to increase shareholder value. The Company expects to realize revenue through its efforts, if successful, to sell wholesale and retail products to third parties. However, as the Company is in a start-up phase, in a new business venture, in a rapidly evolving industry, many of its costs and challenges are new and unknown. In order to fund the Company’s activities, the Company will need to raise additional capital either through the issuance of equity and/or the issuance of debt. During the nine months ended September 30, 2019, the Company received proceeds from the sale of the Company’s Common Stock of approximately $7.0 million.

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

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

Fair Value Measurements

The Company adopted the provisions of Accounting Standard Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures”, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value, and expands disclosure of fair value measurements. The guidance prioritizes the inputs used in measuring fair value and establishes a three-tier value hierarchy that distinguishes among the following:

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

The Company measures certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2019 and December 31, 2018:

	At September 30, 2019			At December 31, 2018
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	—	—	$-	—	—	$1,742,000

A roll forward of the level 3 valuation financial instruments is as follows:

For the Nine Months Ended September 30, 2019
Balance at beginning of period	$1,742,000
Initial fair value of derivative liabilities as debt discount	206,910
Initial fair value of derivative liabilities as derivative expense	361,090
Gain on extinguishment of debt	(3,206,000)
Change in fair value included in derivative loss	896,000
Balance at end of period	$-

As of September 30, 2019, the Company has no assets that are re-measured at fair value.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying value of those investments approximates their fair market value due to their short maturity and liquidity. Cash and cash equivalents include cash on hand and amounts on deposit with financial institutions, which amounts may at times exceed federally insured limits. We have not experienced any losses on such accounts and we do not believe we are exposed to any significant credit risk. The Company had $0 cash balances in excess of FDIC insured limits at September 30, 2019 and December 31, 2018, respectively. Cash and cash equivalents were $5,686 and $1,960 at September 30, 2019 and December 31, 2018, respectively.

Accounts receivable and allowance for doubtful accounts

The Company has a policy of providing on allowance for doubtful accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to bad debt expense and included in the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2019 and December 31, 2018, allowance for doubtful accounts amounted $9,407 and $0, respectively. Bad debt expense amounted $9,407 and $0 during the nine months ended September 30, 2019 and 2018, respectively.

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

Prepaid Expenses and Other Current Assets

Total prepaid expenses and other current assets of $166,149 and $12,330 at September 30, 2019 and December 31, 2018, respectively. Prepaid expenses to C2M who is a related party, amounted to $622,159 – current portion and $2,648,864 – long-term portion at September 30, 2019 (see Note 10). Prepaid expenses consist primarily of costs paid for future services which will occur within a year. Prepaid expenses may include prepayments in cash and equity instruments for an operating lease, consulting, and insurance fees which are being amortized over the terms of their respective agreements.

Inventory

The Company values inventory, consisting of raw materials, growing plants and finished goods, at the lower of cost or net realizable value. Cost is determined on the first-in and first-out (“FIFO”) method. The Company reduces inventory for the diminution of value, resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its estimated net realizable value. Factors utilized in the determination of the estimated net realizable value include (i) estimates of future demand, and (ii) competitive pricing pressures. In accordance with ASC 905, “Agriculture”, costs of growing hemp are accumulated until the time of harvest and are reported at the lower of cost or net realizable value.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from 3 to 10 years. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired, or disposed of, the cost and accumulated depreciation are removed, and any resulting gains or losses are included in the consolidated statement of operations.

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

Derivatives and Hedging- Contracts in Entity’s Own Equity

In accordance with the provisions of ASC 815 “Derivatives and Hedging” the embedded conversion features in the convertible notes (see Note 9) are not considered to be indexed to the Company’s stock. As a result, these are required to be accounted for as derivative financial liabilities and have been recognized as liabilities on the accompanying consolidated balance sheets. The fair value of the derivative financial liabilities is determined using a binomial model with Monte Carlo simulation and is affected by changes in inputs to that model including the Company’s stock price, expected stock price volatility, the expected term, and the risk-free interest rate. The derivative financial liabilities are subject to re-measurement at each balance sheet date and any changes in fair value is recognized as a component in other income (expenses).

Revenue Recognition

On January 1, 2018, the Company adopted ASC Topic 606 and the related amendments Revenue from Contracts with Customers, which requires revenue to be recognized in a manner that depicts the transfer of goods or services to customers in amounts that reflect the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company recognizes revenue by applying the following steps:

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
SEPTEMBER 30, 2019

Cost of Sales

The primary components of cost of sales include the cost of the product and shipping fees.

Research and Development Expenses

The Company follow ASC 730-10, “Research and Development,” and expenses research and development costs when incurred.  Accordingly, third-party research and development costs, including designing, prototyping and testing of product, are expensed when the contracted work has been performed or milestone results have been achieved. Indirect costs are allocated based on percentage usage related to the research and development.   Research and development costs of $36,975 and $225,000 were incurred for the nine months ended September 30, 2019 and 2018, respectively, and $10,000 and $75,000 were incurred for the three months ended September 30, 2019 and 2018, respectively, and are included in operating expenses on the accompanying unaudited condensed consolidated statements of operations.

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

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

Earnings per Share

We compute basic and diluted earnings per share amounts in accordance with ASC Topic 260, “Earnings per Share”. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if preferred stock converted to Common Stock and warrants are exercised.  Preferred stock and warrants are excluded from the diluted earnings per share calculation if their effect is anti-dilutive.  As of September 30, 2018, the Company had 4,488,472 potential shares and warrants that were excluded from our calculation of diluted earnings per share because their effect would have been anti-dilutive. For the nine months ended September 30, 2019, the following potentially dilutive shares were excluded from the computation of diluted earnings per shares because their impact was anti-dilutive:

September 30,2019
Common Stock equivalents:
Stock warrants	1,154,500
Stock options	5,642,708
Convertible notes payable	250,000
Convertible Preferred Stock	11,075,545
Total	18,122,753

Income Taxes

The Company accounts for income taxes pursuant to the provision of ASC 740-10, “Accounting for Income Taxes” (“ASC 740-10”), which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach require the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

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

Non-controlling interests in consolidated financial statements

In December 2007, the FASB issued ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). This ASC clarifies that a non-controlling (minority) interest in subsidiaries is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. In accordance with ASC 810-10-45-21, those losses attributable to the parent and the non-controlling interest in subsidiaries may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. On March 11, 2019, the Company acquired a 50.1% limited liability membership interest in EOW, pursuant to a Subscription Agreement and a Membership Interest Purchase Agreement (see Note 3) and has the right to appoint a manager of the limited liability company. Additionally, on July 5, 2019, the Company acquired a 51% limited liability membership interest in Paradise Medlife (see Note 3).

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

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

Exactus One World

On March 11, 2019, the Company acquired a 50.1% limited liability membership interest in Exactus One World, LLC, an Oregon limited liability company, formed on January 25, 2019 which since inception, had no operations.

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

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

The acquisition of the 30% membership interest is deemed to be an investment in and capital contribution to EOW and shall be eliminated upon consolidation. The Company paid a total of approximately $2,344,000 between April 2019 and September 2019.

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

The consideration shall be paid to the sellers as follows:

●	$300,000 cash and 937,500 shares of the Company’s Common Stock to the sellers upon execution, which was paid during the nine months ended September 30, 2019;
●	$700,000 on April 20, 2019 which was paid on April 18, 2019;
●
On June 10, 2019, the Company was required to issue and issued the sellers an additional $450,000 of shares of Common Stock of the Company based upon the 20 day volume weighted average price per share on the date of issue which was equivalent to $0.89 per share or 503,298 shares of the Company’s Common Stock and was issued in August 2019; and

●	$500,000 on September 1, 2019.

At September 30, 2019, the Company has an outstanding balance of $32,500 to the existing members which is included in subscription payable in the unaudited condensed consolidated balance sheets.

Pursuant to ASU 2017-01 and ASC 805, the Company analyzed the operations of EOW and the related agreements to determine if the Company acquired a business or acquired assets. Based on this analysis, it was determined that the Company acquired assets, primarily consisting of the value of two farm leases for approximately 200 acres of farmland in southwest Oregon for growing and processing industrial hemp, with lease terms of one year, and a license to operate such farms. The leases are renewable on a year-to-year basis at the option of the Company. Accordingly, the transaction was not considered a business.

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

Additionally, the Company recorded the acquisition of 50.1% of membership interest in EOW under the FASB issued ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). As of September 30, 2019, the Company recorded a non-controlling interest balance of $(361,628) in connection with the majority-owned subsidiary, EOW as reflected in the accompanying unaudited condensed consolidated balance sheet and losses attributable to non-controlling interest of $173,680 and $361,628 during the three and nine months ended September 30, 2019, respectively, as reflected in the accompanying unaudited condensed consolidated statements of operations.

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

Paradise Medlife, LLC

On July 5, 2019, the Company entered into an Operating Agreement (the “Operating Agreement”) with Paradise Medlife, LLC and Paradise CBD, LLC. Paradise Medlife is a Florida Limited Liability Company, organized on April 12, 2019 with no operations since inception. The Company shall contribute capital of $50,000 in the form of CBD products in exchange for 51% ownership of Paradise Medlife. Consequently, Paradise Medlife became a majority owned subsidiary of the Company. To date, Paradise Medlife has no operations. At September 30, 2019, the Company has not yet contributed the capital of $50,000. The Company anticipates to contribute the capital in the form of CBD products during the fourth quarter of calendar year 2019.

Green Goddess Extracts, LLC

On July 31, 2019 the Company entered into an Asset Purchase Agreement (the “Green Goddess Purchase Agreement”) with Green Goddess Extracts, LLC (“Green Goddess”), a Florida contract manufacturer and formulator of hemp and vape products. Under the Green Goddess Purchase Agreement, the Company acquired the assets of Green Goddess consisting principally of its right and interest in the Green Goddess brand, inventory, customer list, intellectual property including IP addresses and trademarks entered into an option to acquire the seller’s vape assets, and entered into an employment agreement with the founder (the “Founder”) of Green Goddess. Green Goddess manufactures and distributes a premium line of hemp-derived products sold through distributors and online. Green Goddess has been a contract manufacturer for C2M and the Company.

Under the terms of the Green Goddess Purchase Agreement the Company agreed to issue 250,000 shares of the Company’s Common Stock and pay $250,000 cash for the acquisition to be paid in six installments. The first installment of $41,667 shall be due within 90 days of the closing and the five additional installments shall be paid starting on October 12, 2019 and continuing on the first day of each following month. The shares vest 1/24 on the closing date and an additional 1/24 vests on the first day of each month thereafter provided that the Company and the Executive under the Employment Agreement discussed below are neither in breach of this Green Goddess Purchase Agreement or the Employment Agreement. In addition, the Company entered into an agreement under which the Company may become obligated to issue up to an additional $250,000 of Common Stock (the “Additional Stock Consideration”) based upon the volume weighted average price per share (“VWAP”) for the 20 days prior to issuance, in the event that sales of products utilizing seller’s flavored products exceed $500,000 monthly for a three month average period. The Additional Stock Consideration shall vest 1/24 on the signature or execution date of this Green Goddess Purchase Agreement and an additional 1/24 vests on the first day of each month thereafter provided that the Company and the Executive under the Employment Agreement discussed below are neither in breach of this Green Goddess Purchase Agreement or the Employment Agreement.

Additionally, on July 1, 2019, the Company entered into an Executive Employment Agreement (the “Employment Agreement”) with Alejandro De La Espriella (the “Executive”) who is the managing member of Green Goddess Extracts, LLC. The term of the Employment Agreement shall be for two years and shall be automatically renewed for successive one-year periods unless either party provides a written notice of non-renewal. The Company agrees to pay the Executive an initial base salary of $120,000 per year subject to annual adjustments determined by the board of directors of the Company and such Executive shall also be eligible for annual bonus, performance bonus and equity awards as defined in the Employment Agreement.

Pursuant to ASU 2017-01 and ASC 805, the Company analyzed the operations of Green Goddess and the related agreements to determine if the Company acquired a business or acquired assets. The gross assets include the intellectual property (the related trademark, brand, and IP addresses are determined to be a single intangible asset), the inventory, customer list, non-compete/non-solicitation and the excess of the consideration transferred over the fair value of the net assets acquired. The Company concluded that substantially all of the fair values of the gross assets acquired is not concentrated in a single identifiable asset or group of similar identifiable assets.

The set has outputs through the continuation of revenues, and the Company considered the criteria in paragraph 805-10-55-5E to determine whether the set includes both inputs and a substantive process that together significantly contribute to the ability to create outputs. The set is not a business because: 1) It does not include an organized workforce that could meet the criteria in paragraph 805-10-55-5E (a) through (b), 2) There are no acquired processes that could meet the criteria in paragraph 805-10-55-5E(c) through (d), and 3) It does not include both an input and a substantive process. Accordingly, the transaction was not considered a business.

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

Additionally, in accordance with ASC 805-10, the 250,000 shares of common stock and the Additional Stock Consideration are tied to continued employment of the Company and as such are recognized as compensation expenses in the post combination period under Share-Based Payment Topic of ASC 718 which requires recognition in the financial statements of the cost of employee and services received in exchange for an award of equity instruments over the period the employee is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and services received in exchange for an award based on the grant-date fair value of the award (see Note 10).

The relative fair value of the assets acquired were based on management’s estimates of the fair values on July 31, 2019. Based upon the purchase price allocation, the following table summarizes the estimated relative fair value of the assets acquired at the date of acquisition:

Intangible asset – trademark	$3,500
Intangible assets – customer list	102,000
Intangible assets - brand	110,529
Inventory	33,971
Total assets acquired at fair value	250,000
Total purchase consideration	$250,000

Levor, LLC

On September 30, 2019 the Company entered into an Asset Purchase Agreement (the “Levor Purchase Agreement”) with Levor, LLC (“Levor”) and the sole owner and manager of Levor (the “Seller”). Under the Levor Purchase Agreement, the Company acquired the asset of Levor consisting principally of its rights and interest in the cosmetic brand collection, “Levor Collection”, which is an all-virtual brand that offers cannabinoid-infused cosmetic products. Under the terms of the Levor Purchase Agreement, the Company agreed to issue 100,000 shares of the Company’s Common Stock at closing. In addition, the Company entered into an agreement under which the Company may become obligated to issue additional shares of the Company’s common stock to be earned and payable to the Seller on the 12-month anniversary of the closing date which value is equivalent to 35% of the total annual net revenue of the Levor brand divided by the then closing bid price of the common stock on the 12-month anniversary (the Earn-out Consideration”). The Seller of Levor has been an employee of the Company since July 24, 2019.

Pursuant to ASU 2017-01 and ASC 805, the Company analyzed the operations of Levor and the related agreements to determine if the Company acquired a business or acquired assets. Based on this analysis, it was determined that the Company acquired assets, primarily consisting of the its rights and interest in the cosmetic brand collection, “Levor Collection”. The Company concluded that substantially all of the fair values of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. Accordingly, the transaction was not considered a business.

Pursuant to the terms of the Levor Purchase Agreement, the Company granted 100,000 shares of its Common Stock valued at $70,000, or $0.70 per share, the fair value of the Company’s Common Stock based on the sale of common stock in the recent private placement.

Additionally, in accordance with ASC 805-10, the Earn-out Consideration is deemed as contingent payment to an employee and the Company determined that the arrangement is compensatory in nature and as such are recognized as compensation expenses in the post combination period under Share-Based Payment Topic of ASC 718 which requires recognition in the financial statements of the cost of employee and services received in exchange for an award of equity instruments over the period the employee is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and services received in exchange for an award based on the grant-date fair value of the award.

The relative fair value of the assets acquired were based on management’s estimates of the fair values on September 30, 2019. Based upon the purchase price allocation, the following table summarizes the estimated relative fair value of the assets acquired at the date of acquisition:

Intangible asset – brand	$70,000
Total assets acquired at fair value	70,000
Total purchase consideration	$70,000

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

NOTE 4 – INVENTORY

Inventory consisted of the following:

	September 30, 2019	December 31, 2018
	(Unaudited)
Finished goods	$836,739	$-
Raw materials	1,496,151	-
	$2,332,890	$-

The Company did not record any allowance or inventory write-off related to the inventory as of September 30, 2019.

NOTE 5 – PROPERTY AND EQUIPMENT
Property and equipment consisted of the following:

	Estimated life	As of September 30,2019	As ofDecember 31,2018
		(Unaudited)
Greenhouse	10 years	$34,465	$-
Fencing and storage	5 years	44,543	-
Irrigation	5 years	387,975	-
Office and computer equipment	3 years	40,834	-
Farming Equipment	5 years	56,500	-
Leasehold improvement	5 years	21,886	-
Less: Accumulated depreciation		(36,720)	-
		$549,483	$-

Depreciation expense amounted to $24,869 and $36,720 for the three and nine months ended September 30, 2019, respectively. There was no depreciation expense during the three and nine months ended September 30, 2018.

NOTE 6 – INTANGIBLE ASSET

At September 30, 2019 and December 31, 2018, intangible asset consisted of the following:

	Useful life	September 30, 2019	December 31, 2018
Farm leases - EOW	3 year	$2,930,000	$-
Hemp operating license - EOW	1 year	10,000	-
Trademark – Green Goddess	3 year	3,500	-
Customer list – Green Goddess	3 year	102,000	-
Brand – Green Goddess	3 year	110,529
Brand - Levor	3 year	70,000	-
		3,226,029	-
Less: accumulated amortization		(558,024)	-
		$2,668,005	$-

For the three and nine months ended September 30, 2019, amortization of intangible assets amounted to $258,669 and $558,024, respectively. Amortization of intangible assets attributable to future periods is as follows:

Year ending December 31:	Amount
2019 (remainder)	$270,506
2020	1,074,091
2021	1,072,008
2022	251,400
$2,668,005

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

NOTE 7 - OPERATING LEASE RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

On March 1, 2019, the Company, through its majority-owned subsidiary, EOW, entered into a farm lease agreement for a lease term of one year. The lease premise is located in Cave Junction, Oregon and consists of approximately 100 acres. The lease requires the Company to pay 5% of the net income realized by the Company from the operation of the lease farm. Accordingly, the Company recognized $0 Right-of-use asset (“ROU”) and lease liabilities on this farm lease as the Company has not determined when it will generate net income from this lease. The lease shall continue in effect from year to year except for at least a 30-day written notice of termination. The Company has not paid any lease under this agreement for the nine months ended September 30, 2019.

On March 1, 2019, the Company, through its majority-owned subsidiary, EOW, entered into a farm lease agreement for a lease term of one year. The lease premise is located in Glendale, Oregon and consists of approximately 100 acres. The lease requires the Company to pay $120,000 per year, whereby $50,000 was payable upon execution and $70,000 shall be payable prior to planting for agricultural use or related purposes. The lease shall continue in effect from year to year except for at least a 30-day written notice of termination. The Company has recognized lease expense of $30,000 and $70,000 for the three and nine months ended September 30, 2019, respectively.

On April 30, 2019, the Company, through its majority-owned subsidiary, EOW, entered into a farm lease agreement for a lease term of one year. The lease premise is located in Cave Junction, Oregon and consists of approximately 38 acres. The lease requires the Company to pay $76,000 per year, whereby $38,000 was payable upon execution and $38,000 shall be payable on September 15, 2019 and 2% of the net income realized by the Company from the operation of the leased farm. The lease shall continue in effect from year to year for five years except for at least a 30-day written notice of termination. The Company has paid the initial payment of $26,000 and the remaining $12,000 was paid directly to the landlord by an affiliated company who is renting the portion of the lease property from the Company. The affiliated company is owned by two managing members of EOW. EOW is in the process of arranging a sub-lease agreement with the affiliated company. The Company recognized lease expense of $21,667 for the nine months ended September 30, 2019 and recorded $4,333 as prepaid expense to be amortized over the term of this lease.

On July 9, 2019, the Company entered into a Commercial Lease Agreement (the “Lease”) with Skybar Holdings, LLC, a Florida limited liability company. Pursuant to the Lease, the Company will rent the entire first floor (consisting of approximately 4,000 square feet) of a property located in Delray Beach, Florida (the “Premises”). The Company plans to develop the Premises to create a hemp-oriented health and wellness retail venue, including education, clothing and cosmetics, and explore franchise opportunities. The initial term of the Lease is 5 years commencing August 1, 2019, with two 5-year extension options. The Lease includes a right of first refusal in favor of the Company to lease any space that becomes available on the 2nd and 3rd floor of the Premises and a right of first refusal to purchase the Premises. Pursuant to the Lease, the Company will pay rent equal to $40,000 per month in advance in addition to all applicable Florida sales and/or federal taxes and security deposit of $40,000. Effective one year from the lease commencement date and each year thereafter, the rent shall increase at least three percent (3%) per year. The lessor of the Premises is a limited liability company owned or controlled by Vladislav (Bobby) Yampolsky, a member of the Board and the founder, manager and controlling member of C2M, the Company’s largest stockholder.

In adopting ASC Topic 842, Leases (Topic 842), the Company has elected the ‘package of practical expedients’, which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 month or less. The Company is reasonably certain that it will exercise its option to extend the three farm leases for a period of three years and the Company used 5 years lease term for the commercial lease.

On January 1, 2019, upon adoption of ASC Topic 842, the Company recorded right-of-use assets $2,431,362 and total lease liabilities of $2,431,362 based on an incremental borrowing rate of 10%. The Company recorded lease expense of $104,210 and $143,680 for the three and nine months ended September 30, 2019, respectively. There were no lease expense during the prior periods.

ROU is summarized below:

September 30, 2019
Farm lease ROU	$506,506
Commercial lease ROU	1,924,856
Less accumulated amortization	(143,680)
Balance of ROU asset as of September 30, 2019	$2,287,682

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

Operating lease liability related to the ROU asset is summarized below:

September 30, 2019
Farm lease	$506,506
Commercial lease ROU	1,924,856
Total lease liability	2,431,362
Reduction of lease liability	(101,401)
Total	2,329,961
Less: current portion	(427,888)
Long term portion of lease liability as of September 30, 2019	$1,902,073

Minimum lease payments under non-cancelable operating lease at September 30, 2019 are as follows:

Year ended December 31, 2019	$296,000
Year ended December 31, 2020	682,000
Year ended December 31, 2021	696,580
Year ended December 31, 2022	535,597
Year ended December 31, 2023	531,065
Year ended December 31, 2024	315,142
Total	3,056,384
Less: undiscounted payments during the nine months ended September 30, 2019	(141,670)
Total undiscounted future minimum lease payments due as of September 30, 2019	2,914,714
Imputed interest	(584,753)
Total operating lease liability	$2,329,961

NOTE 8 - NOTES PAYABLE – RELATED PARTIES

On June 28, 2017, the Company issued promissory notes to two of the Company’s then executive officers. The promissory notes accrue interest at a rate of 8.0% per annum and matures on the earlier of (i) one (1) year from the date of the promissory note, and (ii) the closing the sale of the Company’s securities in a single transaction or a series of related transactions from which at least $500,000 of gross proceeds are raised. During the nine months ended September 30, 2019, the Company had borrowed $14,229 under the promissory notes. Between February 2019 and March 2019, the Company paid $11,129 under the promissory notes. Additionally, in March 2019, the Company issued 153,080 shares of its Common Stock to a former executive officer upon the conversion of $27,000 of principal amount and accrued interest of $3,267 under a promissory note. In August 2019, the Company repaid principal amount of $21,000 and accrued interest of $1,769. During the nine months ended September 30, 2019 and 2018, the Company recognized $1,346 and $2,657, respectively, of interest expense. As of September 30, 2019 and December 31, 2018, the notes had accrued interest balances of $490 and $5,928, respectively. As of September 30, 2019 and December 31, 2018, the principal balance under the notes was $6,500 and $51,400, respectively.

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

NOTE 9 - CONVERTIBLE NOTES PAYABLE

The Company’s convertible notes consist of the following as of September 30, 2019 and December 31, 2018:
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
SEPTEMBER 30, 2019

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
	100,000	100,000

Convertible Notes in the amount of $229,890, issued on January 11, 2019 which features an original issue discount of 10%. The Note bears interest at a rate of 8% per year, and is due 12 months from the date of issue. Beginning on the 170th day after issue, the Note is convertible to our Common Stock at price equal to the lesser of $2.00 ($0.25 pre-split) per share, or the variable conversion price. The variable conversion price is defined as 60% of the average of our 3 lowest trading prices in the 20 trading days prior to the conversion.	-	-

Carrying Amount of Convertible Debt	$100,000	$591,788
Less: Current Portion	-	491,788
Convertible Notes, Long Term	$100,000	$100,000

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

The following is a summary of the carrying amounts of convertible notes as of September 30, 2019 and December 31, 2018:

	2019	2018
	(Unaudited)
Principal Amount	$100,000	$701,694
Less unamortized debt discount and debt issuance costs	-	(109,906)
Total convertible debt less unamortized debt discount and debt issuance costs	$100,000	$591,788

In connection with the issuance of notes during the nine months ended September 30, 2019, on the initial measurement date of the notes, the fair values of the embedded conversion option of $568,000 was recorded as derivative liabilities of which $361,090 was charged to current period operations as initial derivative expense and $206,910 was recorded as a debt discount which was amortized into interest expense over the term of the note. The Company recognized gain on extinguishment of debt due to repayment and conversions of notes into shares of common and preferred stock of $3,007,629 and change in fair value of derivative liabilities of $896,000 during the nine months ended September 30, 2019. The Company determined that the conversion options embedded in the Notes require liability presentation at fair value. Each of these instruments provide the holder with the right to convert into Common Stock at a fixed discount market, with certain notes subject to a cap on the conversion price. These clauses cause uncertainty as to the number of shares issuable upon conversion of convertible debt and accordingly require liability presentation on the balance sheet in accordance with US GAAP. For the nine months ended September 30, 2019 and 2018, the Company measured the fair value of the embedded derivatives using a binomial model and Monte Carlo simulations, and the following assumptions:

	2019	2018
Expected Volatility	376.76% to 567.11%	85.79% to 204.8%
Expected Term	0.25 to 1.0 Years	0.25 to 1.0 Years
Risk Free Rate	2.41% to 2.54%	1.73% to 1.93%
Dividend Rate	0.00%	0.00

During the nine months ended September 30, 2019, the Company issued an aggregate of 849,360 Series A preferred stock to various note holders and also sold an aggregate of 55,090 shares of preferred stock for $55,090 which were used to repay and convert a total of $842,791 of principal amount (includes penalty fees of $149,313, included in derivative expenses) during the nine months ended September 30, 2019 and accrued interest of $61,569 pursuant to the Exchange Agreements (the “Exchange Agreements”) (see Note 10). During the nine months ended September 30, 2019, the Company issued 250,000 shares of Common Stock to a note holder upon the conversion of $4,000 of accrued interest. In March 2019, the Company paid off the principal notes of $186,443 (includes penalty fees of $48,337, included in derivative expenses) during the nine months ended September 30, 2019 and accrued interest of $20,467. During the nine months ended September 30, 2019, the Company recorded a gain on settlement of debt of $3,007,629 in connection with the exchange and repayments of various convertible notes.

During the three months ended September 30, 2019 and 2018, the Company recognized $1,260 and $12,534, respectively, of interest expense. During the nine months ended September 30, 2019 and 2018, the Company recognized $27,040 and $30,418, respectively, of interest expense.

During the three months ended September 30, 2019 and 2018, the Company amortized debt discount of $0 and $112,325, respectively, of interest expense. During the nine months ended September 30, 2019 and 2018, the Company amortized debt discount of $339,806 and $345,013, respectively, of interest expense.

As of September 30, 2019 and December 31, 2018, the notes had accrued interest balances of $7,658 and $60,372, respectively.

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

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

In January 2019, the Company approved the 2019 Equity Incentive Plan (the “2019 Plan”) which provides for the issuance of incentive awards in the form of non-qualified and incentive stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards. The 2019 Plan provides for a share limit equal to 15% of the total of the number of the issued and outstanding shares of the Company’s Common Stock and all shares of Common Stock issuable upon conversion or exercise of any outstanding securities of the Company.

Approval of Director Compensation Plan

On September 13, 2019, the Board established a new Director Compensation Plan (the “Director Plan”) to be administered under the 2019 Plan applicable to each non-employee/non-executive director, which Director Plan replaces the prior compensation arrangements previously applicable to non-employee/non-executive directors. The material terms of the Director Plan are set forth below:

Timing	Amount	Vesting
Initial appointment (non-employee/non-executive directors)	$100,000 of the Company’s Common Stock issued on and priced at fair market value of the Common Stock on the last calendar date prior to appointment.	1/24th vests upon date of grant and 1/24th vests on the first calendar date of each calendar month following appointment until fully vested as long as continuing as a director.
Directors continuing after initial appointment (non-employee/non-executive directors)
$25,000 of Common Stock issued annually on the first day of September and priced at fair market value of the Common Stock as of the calendar date prior to the issuance for each continuing director that has served a minimum of 9 consecutive months as of the first day of September each year.
1/24th vests upon date of grant and 1/24th vests on the first calendar date of each calendar month following appointment until fully vested as long as continuing as a director.

During the nine months ended September 30, 2019, the Company has not granted any stock awards under the Director Plan.1

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

During the nine months ended September 30, 2019, the Company issued an aggregate of 849,360 shares of Series A Preferred Stock to various note holders and also sold an aggregate of 55,090 shares of Series A preferred stock for $55,090 in a private placement, which was used to repay and convert a total of $842,791 of principal amount (includes penalty fees of $149,313 during the nine months ended September 30, 2019) and accrued interest of $61,569 pursuant to Exchange Agreements. Accordingly, the Company recognized a deemed dividend of $904,450 during the nine months ended September 30, 2019 in connection with the issuance of these Series A Preferred Stock.

1

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

During the nine months ended September 30, 2019, the Company converted 321,441 Series A Preferred Stock into 1,607,205 shares of Common Stock. In connection with this transaction, there were 125,000 shares of Common Stock to be issued as of September 30, 2019. There are 583,009 and 0 shares of Series A Preferred Stock outstanding as of September 30, 2019 and December 31, 2018, respectively.

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

During the nine months ended September 30, 2019, the Company converted 1,000,000 Series B-1 Preferred Stock into 125,000 shares of Common Stock.   There are 1,800,000 and 2,800,000 shares of Series B-1 preferred stock outstanding, which are convertible into 225,000 and 350,000 shares of common stock, as of September 30, 2019 and December 31, 2018, respectively.

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

During the nine months ended September 30, 2019, the Company converted 1,000,000 Series B-2 Preferred Stock into 125,000 shares of Common Stock.   There are 7,684,000 and 8,684,000 shares of Series B-1 preferred stock outstanding as of September 30, 2019 and December 31, 2018, respectively.

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

Due to the Company had been unable to proceed with the clinical trials and research, on July 31, 2019, the Company entered into a Surrender and Mutual Release Agreement (the “Cancellation Agreement”) to terminate the agreements and to cancel all issued and outstanding shares of Series C Preferred. Accordingly, the Company cancelled 1,733,334 shares of Series C Preferred Stock which was recorded at par value.

As of September 30, 2019 and December 31, 2018, there were 0 and 1,733,334 shares of Series C Preferred Stock issued and outstanding, respectively.

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

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

During the nine months ended September 30, 2019, the Company converted 16 shares of Series D Preferred Stock into 400,000 shares of Common Stock.  There are 29 and 45 shares of Series D preferred stock outstanding as of September 30, 2019 and December 31, 2018, respectively.

Series E - On August 1, 2019 the Company issued 10,000 shares of newly designated Series E 0% Convertible Preferred Stock, par value $0.0001 per share (the “Series E Preferred”) to C2M pursuant to the MSA. Under the terms of the Series E Preferred, C2M may only convert such shares of Series E Preferred into shares of the Company’s Common Stock, if the closing price of Common Stock on the principal trading market, shall exceed $2.00 per share for 5 consecutive trading days. Once vested, the shares of Series E Preferred held by C2M are intended to either be converted at $1.60 per share of Common Stock or optionally redeemed out of the proceeds of future financings, at the option of C2M.

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

The shares of Series E Preferred are convertible into Common Stock, once vested, at a price of $1.60 per share. The Company is not obligated to file a registration statement with respect to the shares of Common Stock into which Series E Preferred shares may be converted. The Company believes that the occurrence of the Fundamental Transaction is considered a conditional event and as a result the instrument does not meet the definition of mandatorily redeemable financial instrument based from ASC 480-10-25, “Distinguishing Liabilities from Equity”. This financial instrument was assessed at each reporting period to determine whether circumstances have changed such that the instrument met the definition of a mandatorily redeemable instrument (that is, the event is no longer conditional). If the event has occurred, the condition is resolved, or the event has become certain to occur, the financial instrument will be reclassified as a liability.

On July 31, 2019, the Company granted 10,000 Series E Preferred in connection with a Management and Services Agreement (the “MSA”) with C2M, the Company’s largest shareholder (see Note 11). The Company valued the 10,000 Series E Preferred shares which is equivalent into 6,250,000 common shares at a fair value of $0.54 per common share or $3,375,000 based on the sales of common stock on recent private placements on the dates of grant. During the nine months ended September 30, 2019, the Company recorded stock-based compensation of $103,977 and prepaid expense – related party of $3,271,023 to be amortize over the term of the MSA.

As of September 30, 2019 and December 31, 2018, there were 10,000 and 0 shares of Series E Preferred Stock issued and outstanding, respectively.

Common Stock

The Company’s authorized Common Stock consists of 650,000,000 shares with a par value of $0.0001 per share.

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

Sale of Common Stock for private placement

During the nine months ended September 30, 2019, the Company sold an aggregate of 21,780,340 shares of Common Stock for total proceeds of $7,012,046. In connection with this transaction, there were 271,249 shares of Common Stock to be issued as of September 30, 2019.

Common Stock issued for Development Agreement

In consideration for the Development Agreement (see Note 11), C2M was issued 8,385,691 shares of our Common Stock on January 8, 2019. Additionally, the Company granted immediately vested 10-year options to purchase 750,000 shares of Common Stock, with exercise price of $0.32 per share to certain C2M founders. As a result, C2M became the Company’s largest shareholder holding (inclusive of the vested options held by its founders) approximately 51% of the Company’s outstanding Common Stock as of the date of the Development Agreement. Consequently, such transaction resulted in a change of control whereby, C2M obtained majority control through its Common Stock ownership (See Note 11). Therefore, the Company accounted for the 8,385,691 shares of Common Stock under ASC 845-10-S99 “Transfer of Nonmonetary Assets by Promoters or Shareholders” whereby the transfer of nonmonetary assets to a company by its promoters or shareholders in exchange for stock prior to or at the time of the company's initial public offering normally should be recorded at the transferors' historical cost basis determined under GAAP. The Company determined that the value of the Development Agreement is $0 and recording it in a step-up basis would not be appropriate since C2M is considered a promoter, majority shareholder and also a related party having an ownership interest of 51% in the Company on the execution date of the Development Agreement. Accordingly, the Company recorded the issuance of 8,385,691 shares of Common Stock at par value. The 750,000 options were valued on the grant date at approximately $0.13 per option for a total of $96,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.13 per share (based on the quoted trading price on the dates of grants), volatility of 296%, expected term of 10 year, and a risk free interest rate of 2.74%. During the nine months ended September 30, 2019, the Company recorded stock-based compensation of $96,000.

Common Stock issued for settlement of debt

During the nine months ended September 30, 2019, the Company issued 250,000 shares of Common Stock to note holders upon the conversion of $4,000 of accrued interest. The fair value of shares on conversion was $196,000 having a derivative value on date of conversion of $18,000 and the balance of $178,000 was recorded as loss on settlement of debt. Additionally, in March 2019, the Company issued an aggregate of 203,080 shares of Common Stock to a noteholder upon the conversion of $27,000 of principal amount, accrued interest of $3,267 and $10,349 of accrued expenses.

Common Stock for membership interest in subsidiary

On March 11, 2019, with the assistance of C2M and assignment of rights, under the term of the Purchase Agreement, the Company acquired additional 20.1% from existing members in consideration for payment of 937,500 shares of Common Stock (see Note 3).  The 937,500 shares of Common Stock were valued at the fair value of $1.056 per common share or $990,000 based on the quoted trading price on the date of grant. Additionally, on June 10, 2019, the Company was required to issue the existing members an additional $450,000 of shares of Common Stock of the Company based upon the 20 day volume weighted average price per share on the date of issue which was equivalent to $0.89 per share or 503,298 shares of the Company’s Common Stock and was issued in August 2019. In connection with this transaction, there were 503,298 shares of Common Stock to be issued as of September 30, 2019.

Common Stock for services

In April 2019, the Company entered into a consulting agreement for investor relations services. The consultant shall receive compensation of 50,000 shares of the Company’s Common Stock and shall vest over one year with 4,174 common stock to vest on the date of this agreement and 4,166 common shares on the first day of each month thereafter. During the nine months ended September 30, 2019, the Company granted 50,000 shares of Common Stock and valued the shares of Common Stock at the fair value of $1.55 per common share or $77,500 based on the quoted trading price on the date of grant. The Company recorded stock-based compensation of $38,756 during the nine months ended September 30, 2019. In connection with this transaction, there were 50,000 shares of Common Stock to be issued as of September 30, 2019.

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

In May 2019, the Company entered into a 6-month consulting agreement for investor relations services. The consultant shall receive compensation of 10,000 shares of the Company’s Common Stock per month or a total of 60,000 shares of Common Stock. During the nine months ended September 30, 2019, the Company granted 50,000 shares of Common Stock and valued the shares of Common Stock at the average fair value of $0.76 per common share or $38,000 based on the sales of common stock on recent private placements on the dates of grants. The Company recorded stock-based compensation of $38,000 during the nine months ended September 30, 2019. In connection with this transaction, there were 50,000 shares of Common Stock to be issued as of September 30, 2019.

In August 2019, the Company entered into a 180-day Media Advertising Agreement for strategic advertising services. The Consultant shall receive compensation of 50,000 shares of the Company’s Common Stock. During the nine months ended September 30, 2019, the Company issued 50,000 shares of Common Stock and valued the shares of Common Stock at the fair value of $0.61 per common share or $30,500 based on the sales of common stock on recent private placements on the dates of grants. During the nine months ended September 30, 2019, the Company recorded stock-based compensation of $6,439 and prepaid expense of $24,061 to be amortized over the term of this agreement.

Common Stock in connection with Asset Purchase Agreements

On July 31, 2019, under the terms of the Green Goddess Purchase Agreement the Company agreed to issue 250,000 shares of the Company’s Common Stock to the Founder (see Note 3). In accordance with ASC 805-10, the 250,000 shares of common stock and the Additional Stock Consideration are tied to continued employment of the Company and as such are recognized as compensation expenses in the post combination period under Share-Based Payment Topic of ASC 718 which requires recognition in the financial statements of the cost of employee and services received in exchange for an award of equity instruments over the period the employee is required to perform the services in exchange for the award (presumptively, the vesting period). During the nine months ended September 30, 2019, the Company recorded stock-based compensation of $16,875 in connection with this agreement.

On September 30, 2019, pursuant to the terms of an asset purchase agreement with Levor, LLC, the Company granted 100,000 shares of its Common Stock valued at $70,000, or $0.70 per share, the fair value of the Company’s Common Stock based on the sale of common stock in the recent private placement (see Note 3).

Common Stock grants under the 2019 Plan

On September 13, 2019, the board of directors (the “Board”) of the Company appointed Vladislav “Bobby” Yampolsky to serve as its Interim Executive Chairman. Prior to his appointment, Mr. Yampolsky served as a member of the Board. In addition, the Board also appointed the Company’s current President, Emiliano Aloi, to serve as the Company’s Interim Chief Executive Officer. The appointments were made following the departure of the Company’s Chairman and CEO in August 2019. Vladislav (Bobby) Yampolsky is the founder, manager and controlling member of C2M, the Company’s largest stockholder.

On September 13, 2019, the Board delegated authority to the Chairman of the Board and/or the CEO to issue restricted stock and options under the 2019 Equity Incentive Plan (the “2019 Plan”) to non-executive employees and consultants. The aggregate number of shares of common stock of the Company, par value $0.0001 (“Common Stock”), issuable under delegated authority may not exceed 500,000 shares, and no individual award may exceed 100,000 shares, provided, further, that the minimum exercise price of awards made shall be the fair market value of the Common Stock determined in accordance with the 2019 Plan.

On September 13, 2019, the Board approved additional awards to officers, directors and consultants under the 2019 Plan as follows:

Name	Amount of Grant	Vesting Period	Vesting Commencement Date
Bobby Yampolsky - Director	1,000,000 shares of restricted Common Stock.	1/48th per month.	Vests October 1, 2019.
Emiliano Aloi - CEO	1,000,000 shares of restricted Common Stock.	1/48th per month.
Vests on the first day of calendar month following:
(A) the date that the 2019 Exactus One World agriculture total yield is at least 400,000 pounds of total biomass for production and held for sale or processing (including top flower harvest) and (B) the date that the Company has reported at least $5 million of revenue on a consolidated basis.

Consultant – Legal and consulting services	100,000 shares of restricted Common Stock.	1/48th per month.	Vests October 1, 2019.
Consultant – consulting services	1,000,000 shares of restricted Common Stock.	1/48th per month.
Vests on the first day of calendar month following:
(A) the date that the 2019 Exactus One World agriculture total yield is at least 400,000 pounds of total biomass for production and held for sale or processing (including top flower harvest) and (B) the date that the Company has reported at least $5 million of revenue on a consolidated basis.

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

The Company valued the shares of Common Stock at the average fair value of $0.70 per common share or $2,170,000 based on the sales of common stock on recent private placements on the dates of grants. The Company shall start recognizing stock-based compensation related to these common stock grants pursuant to the related vesting terms. As of September 30, 2019, these restricted stock awards have not been issued.

Cancellation of Common Stock

On July 31, 2019, the Company entered into a Surrender and Mutual Release Agreement (the “Cancellation Agreement”) to terminate the agreements and to cancel all issued and outstanding shares of Series C Preferred and 180,000 shares of Common Stock, and all warrants issued under these arrangements. Accordingly, the Company cancelled 180,000 shares of Common Stock which was recorded at par value.

Common Stock Warrants

A summary of the Company’s outstanding stock warrants as of September 30, 2019 and changes during the period ended are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2018	644,083	$1.77	1.38
Granted	718,750	0.20	5.00
Cancelled	—	—	—
Exercised	—	—	—
Forfeited	(208,333)	4.80	—
Balance at September 30, 2019	1,154,500	$0.25	3.18

Warrants exercisable at September 30, 2019	1,154,500	$0.25	3.18

Weighted average fair value of warrants granted during the period		$1.55

As of September 30, 2019, aggregate intrinsic value in connection with exercisable warrants amounted to $455,690.

On March 21, 2019, the Company issued 718,750 warrants to purchase shares of the Company’s Common Stock in connection with a consulting agreement in exchange for corporate development and advisory services. The warrants have a term of 5 years from the date of grant and are exercisable at an exercise price of $0.20. The 718,750 warrants were valued on the grant date at approximately $1.55 per warrant for a total of $1,114,062 using a Black-Scholes option pricing model with the following assumptions: stock price of $1.55 per share (based on the quoted trading price on the dates of grants), volatility of 602%, expected term of 5 year, and a risk free interest rate of 2.35%. During the nine months ended September 30, 2019, the Company recorded stock-based compensation of $1,114,062.

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

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

Stock option activity for the nine months ended September 30, 2019 is summarized as follows:

	Number of Options	Weighted Average ExercisePrice	Weighted Average Remaining Contractual Life(Years)
Balance at December 31, 2018	959,375	0.41	8.79
Granted	4,725,000	0.21	8.53
Forfeited	(41,667)	0.71	0.40
Balance at September 30, 2019	5,642,708	0.24	7.85
Options exercisable at September 30, 2019	4,270,316	$0.27	7.38

Weighted average fair value of options granted during the period $0.54

As of September 30, 2019, aggregate intrinsic value in connection with exercisable options amounted to $1,351,584. As of September 30, 2019, 1,372,392 outstanding options are unvested and there was $396,142 unrecognized compensation expense in connection with unvested stock options.

Between January 2019 and March 2019, the Company granted 3,975,000 options to purchase shares of the Company’s Common Stock to various members of the Board of Directors of the company and consultants with vesting terms pursuant to their respective sock option agreements. The options have a term of 10 years from the date of grant and was exercisable at an exercise price ranging from $0.01 to $0.96. The Company recognized $1,168,357 of compensation expense relates to the vesting of stock options for the nine months ended September 30, 2019. These amounts are included in general and administrative expenses on the accompanying statement of operations.

In February 2019 and April 2019, the Company granted an aggregate of 750,000 options to purchase shares of the Company’s Common Stock to an investor in connection with the sale of Common Stock. The options have a 9-month term from the date of grant and was exercisable at an exercise price of $0.50 per share. The fair value of the options granted amounted to $0.92 per option or $688,674.

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Compensation expense related to stock options granted is measured at the grant date based on the estimated fair value of the award and is recognized on a straight-line basis over the requisite service period. The assumptions used in the Black-Scholes model for the options granted during the nine months ended September 30, 2019 are presented below:

Risk-free interest rate	2.43 – 2.95%
Expected volatility	293 – 296%
Expected term (in years)	10
Expected dividend yield	0%

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Legal Matters

In the ordinary course of business, the Company enters into agreements with third parties that include indemnification provisions which, in its judgment, are normal and customary for companies in the Company’s industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, the Company generally agrees to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to the Company’s product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, the Company has no liabilities recorded for these provisions as of September 30, 2019 and December 31, 2018.

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

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

On September 25, 2019, Jonathan Gilbert, a former director, filed and served a complaint against the Company in the courts of Nassau County, New York. The complaint alleges that Mr. Gilbert is entitled to retain certain cancelled equity awards and seeks specific performance and damages. The Company has filed a notice of removal and intends to vigorously defend the allegations as it believes the claims are without merit.

Leases

On March 1, 2019, the Company, through its majority-owned subsidiary, EOW, entered into a farm lease agreement for a lease term of one year. The lease premise is located in Cave Junction, Oregon and consist of approximately 100 acres. The lease requires the Company to pay 5% of the net income realized by the Company from the operation of the lease farm. The lease shall continue in effect from year to year except for at least a 30-day written notice of termination (see Note 7).

On March 1, 2019, the Company, through its majority-owned subsidiary, EOW, entered into a farm lease agreement for a lease term of one year. The lease premise is located in Glendale, Oregon and consist of approximately 100 acres. The lease requires the Company to pay $120,000 per year, whereby $50,000 was payable upon execution and $70,000 shall be payable prior to planting for agricultural use or related purposes. The lease shall continue in effect from year to year except for at least a 30-day written notice of termination (see Note 7).

On April 30, 2019, the Company, through its majority-owned subsidiary, EOW, entered into a farm lease agreement for a lease term of one year. The lease premise is located in Cave Junction, Oregon and consists of approximately 38 acres. The lease requires the Company to pay $76,000 per year, whereby $38,000 was payable upon execution and $38,000 shall be payable on September 15, 2019 and 2% of the net income realized by the Company from the operation of the lease farm. The Company has paid the initial payment of $26,000 and the remaining $12,000 was paid directly to the landlord by an affiliated company who is renting the portion of the lease property from the Company. The affiliated company is owned by two managing members of EOW. EOW is in the process of arranging a sub-lease agreement with the affiliated company. The lease shall continue in effect from year to year for five years except for at least a 30-day written notice of termination (see Note 7).

On July 9, 2019, the Company entered into a Commercial Lease Agreement (the “Lease”) with Skybar Holdings, LLC, a Florida limited liability company. Pursuant to the Lease, the Company will rent the entire first floor (consisting of approximately 4,000 square feet) of a property located in Delray Beach, Florida (the “Premises”). The Company plans to develop the Premises to create a hemp-oriented health and wellness retail venue, including education, clothing and cosmetics, and explore franchise opportunities. The initial term of the Lease is 5 years commencing August 1, 2019, with two 5-year extension options. The Lease includes a right of first refusal in favor of the Company to lease any space that becomes available on the 2nd and 3rd floor of the Premises and a right of first refusal to purchase the Premises. Pursuant to the Lease, the Company will pay rent equal to forty thousand dollars per month in advance in addition to all applicable Florida sales and/or federal taxes. Effective one year from the lease commencement date and each year thereafter, the rent shall increase at least three percent (3%) per year. The lessor of the Premises is a limited liability company owned or controlled by Vladislav (Bobby) Yampolsky, a member of the Board and the founder, manager and controlling member of C2M, the Company’s largest stockholder.

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

Whereas, in consideration for the Development Agreement, C2M was issued 8,385,691 shares of our Common Stock on January 8, 2019. Additionally, the Company granted immediately vested 10-year options to purchase 750,000 shares of Common Stock to founders of C2M, with exercise price of $0.32 per share (see Note 10). As a result, C2M was our largest shareholder holding (inclusive of the vested options) approximately 51% of our outstanding Common Stock on the date of the Development Agreement.

C2M will provide personnel necessary for our growth. Utilizing C2M employees and facilities, the Company has been able to rapidly access resources and opportunities in the hemp-derived CBD industry. Emiliano Aloi of C2M became a member of our Advisory Board in January 2019 and was appointed President of the Company on March 11, 2019.

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

Management and Services Agreement

As previously disclosed, on March 11, 2019, the Company acquired, through our majority-owned subsidiary, EOW, from the Company’s largest shareholder, C2M, certain rights to a 50.1% limited liability membership interest in certain farm leases and operations in Oregon in order to enter into the business of hemp farming for the 2019 grow season. During May 2019, the Company appointed Emiliano Aloi, the President of the Company, to the additional position of co-manager of EOW. The Company currently is farming approximately 200 acres of hemp for harvest and production during 2019.

On July 31, 2019, the Company finalized and entered into a Management and Services Agreement in order to provide the Company project management and various other benefits associated with the farming rights, operations and opportunities with C2M, including assignment by C2M of C2M’s agreements and rights to acquire approximately 200 acres of hemp farming. Under the terms of the MSA, C2M agreed to provide further access to the opportunities and know-how of C2M, consented to the appointment of Emiliano Aloi, a seasoned hemp veteran previously an advisor and currently the Company’s President, and to provide the Company and EOW additional services consisting of, among other things:

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

●
brand development and support services.

The Company finalized the compensation arrangements for C2M as contemplated in connection with the March 2019 transactions and the additional agreements with C2M under the MSA following tax, accounting and legal review including the treatment of the issuance of preferred stock in connection with the transactions. While the assignment initially contemplated a $9 million payment from the Company to C2M, the parties agreed to payment in a new class of preferred stock, convertible above market. As a further condition to payment of the consideration, the value of the 50.1% interest in EOW was required to be not less than $25 million, with a third-party valuation and fairness opinion from a third-party prior to payment. On April 29, 2019, the Company received an independent fairness opinion from Scalar, LLC (“Scalar Report”) that concluded the transaction, including the consideration to be paid consisting of $10 million of Series E Preferred (see Note 10), was fair from a financial point of view. The Scalar Report estimated the enterprise value, taking account of the 2019 harvest, to be between $55 and $74 million, based upon certain assumptions relied upon in connection with preparation of the Scalar Report. The term of the MSA commenced on the date of this agreement.

In October 2019, the Company entered into an amendment to the MSA (the “MSA Amendment”). The MSA Amendment extended the termination date of the MSA to December 31, 2024 and expanded the scope of services to be provided by C2M to the Company. Included in the scope of services was to negotiate with the minority owners of EOW, an amendment to the Operating Agreement of EOW for the distribution and allocation to provide for up to 100% (from 50.1%) of the results of operations of the 2019 harvest or yield resulting from all plants germinated during the calendar year December 31, 2019 (see Note 14).

NOTE 12 - RELATED PARTY CONSIDERATIONS

Some of the officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. We have not formulated a policy for the resolution of such conflicts.

On November 20, 2017, Dr. Dimitrov, former director of the Company, provided a notice to the Company stating that he was resigning from the Board, effective immediately. Dr. Dimitrov indicated that his resignation from the Board was based on the deteriorating relationship between the Company and Digital Diagnostics over the non-payment of fees owed by the Company pursuant to the licensing agreement between the Company and Digital Diagnostics (See Note 11). There was no change during the nine months ended September 30, 2019.

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

For the years ended December 31, 2018 and 2017, $300,000 was recognized in Research and Development expenses for consulting provided by Dr. Dimitrov. As of December 31, 2018 and 2017, $575,000 and $275,000 was included in accounts payable, respectively. During the year ended December 31, 2018 and 2017, $0 and $125,000, respectively was paid. There was no change during the nine months ended September 30, 2019.

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

On January 8, 2019, the Company entered into a Master Product Development and Supply Agreement with C2M (see Note 11). At September 30, 2019, accounts payable to C2M related to purchase of finish products amounted to $8,342. During the nine months ended September 30, 2019, the Company purchased finished products from C2M totaling approximately $1,025,567. During the nine months ended September 30, 2019, cost of sales of $216,205 represents the purchase of CBD products from C2M. C2M is a majority stockholder of the Company.

On April 30, 2019, the Company, through its majority-owned subsidiary, EOW, entered into a farm lease agreement for a lease term of one year. The lease premise is located in Cave Junction, Oregon and consists of approximately 38 acres. The lease requires the Company to pay $76,000 per year, whereby $38,000 was payable upon execution and $38,000 shall be payable on September 15, 2019 and 2% of the net income realized by the Company from the operation of the lease farm. The lease shall continue in effect from year to year for five years except for at least a 30-day written notice of termination. The Company has paid the initial payment of $26,000 and the remaining $12,000 was paid directly to the landlord by an affiliated company who is renting the portion of the lease property from the Company. The affiliated company is owned by two managing members of EOW. EOW is in the process of arranging a sub-lease agreement with the affiliated company.

On July 31, 2019, the Company granted 10,000 Series E Preferred in connection with a Management and Services Agreement (the “MSA”) with C2M, the Company’s largest shareholder (see Note 11). The Company valued the 10,000 Series E Preferred shares which is equivalent into 6,250,000 common shares at a fair value of $0.54 per common share or $3,375,000 based on the sales of common stock on recent private placements on the dates of grant. During the nine months ended September 30, 2019, the Company recorded stock-based compensation of $103,977 and prepaid expense – related party of $3,271,023 to be amortize over the term of the MSA.

During the nine months ended September 30, 2019, the Company reimbursed a managing member of EOW and an affiliated company which is owned by two managing members of EOW, for operating expenses paid on behalf of EOW for the following:

●
$400,000 worth of hemp seeds
●
$50,000 lease payment related to a lease agreement (see Note 11)
●
$100,000 for irrigation cost

The Company recognized revenues from a related party customer of $12,140 and $52,659 during the three and nine months ended September 30, 2018. As of September 30, 2019, accounts receivable from a related party customer amounted to $52,659. The customer is an affiliated company which is substantially owned by a managing member of EOW.

From time to time, the Company’s subsidiary, EOW, receives advances from an affiliated company which is owned by a managing member of EOW for working capital purposes. The advances are non-interest bearing and are payable on demand. The affiliated company provided advances to the Company for working capital purposes for a total of $231,035 and the Company repaid $160,535 of these advances. Additionally, the related party directly paid $35,000 of lease deposits related to a farm lease. As of September 30, 2019, due to related party amounted to $105,500.

Note 13 – CONCENTRATION OF REVENUE AND SUPPLIER2

During the nine months ended September 30, 2019, total sale of CBD products to three customers represented approximately 55% (14%, 24% - related party, and 17%) of the Company’s net sales. There were no revenues generated during the nine months ended September 30, 2018.

As of September 30, 2019 total accounts receivable from four customers represented approximately 89% (11%, 13%, 38% - related party, and 27%) of total accounts receivable as compared to none as of December 31, 2018.

During the nine months ended September 30, 2019, the Company purchased finished products from C2M (see Note 11) totaling approximately $1,025,567 (100% of the purchases).

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

NOTE 14 - SUBSEQUENT EVENTS

In accordance with authoritative guidance, the Company has evaluated any events or transactions occurring after September 30, 2019, the balance sheet date, through the date of filing of this report and note that there have been no such events or transactions that would require recognition or disclosure in the consolidated financial statements as of and for the quarter ended September 30, 2019, except as disclosed below.

Sale of Common Stock

Subsequent to the reporting period, and up through November 7, 2019, the Company accepted shareholder subscriptions in the total amount of $18,334 in exchange for issuance of 36,667shares of Common Stock in an offering exempt under Rule 506 of Regulation D.

Amendment to Operating Agreement of Exactus One World, LLC

On October 23, 2019, the Amended and Restated Operating Agreement (the “Operating Agreement”) of EOW was amended (the “First Amendment”) (see Note 11). Under the terms of the First Amendment, the minority members of EOW conveyed their 49.9% membership interest and rights to distributions related to the current 2019 hemp crop underway to the Company. As a result, the Company acquired the right to receive 100% of the distributions of net profit from the 2019 hemp crop on approximately 225 acres of farmland currently growing in Oregon. Since March 2019, the Company has owned 50.1% of the limited liability membership interests in EOW. In addition, the members amended the payment schedule under which farm costs are required to be made by the Company. As consideration for the amendment, the Company agreed to issue 1,223,320 shares of its common stock, par value $0.0001 per share, to the minority members of EOW.

Amendment to Management and Services Agreement

On October 23, 2019, the Company, Ceed2Med, LLC (“C2M”), Vladislav Yampolsky, Jamie Goldstein, and Emiliano Aloi entered into the Amendment (the “MSA Amendment”), effective March 1, 2019, to the Management and Services Agreement previously entered by the parties (see Note 11). C2M, Vladislav Yampolsky and Emiliano Aloi are directors or officers of the Company and are considered affiliates of the Company. The MSA Amendment extended the termination date of the MSA to December 31, 2024 and expanded the scope of services to be provided by C2M to the Company.

Promissory Note

During October 2019, the Company entered into two short-term promissory notes (the “Notes”) for an aggregate principal amount of $94,056 and gross cash proceeds of $85,000 (original issue discount of $9,056). A note with principal amount of $55,556 was subscribed by Andrew Young, an officer of the Company. The Notes become due and payable between October 18, 2019 and December 16, 2019 and bear interest at a rate of twelve (12%) percent per annum prior to the maturity date, and eighteen (18%) per annum if unpaid following the maturity date. The Notes are unsecured obligations of the Company. In addition, the Notes carry a 10% original issue discount.

The note with principal amount of $38,500 with a maturity date of October 18, 2019 is currently in default and the Company intends to pay-off the note in fourth quarter of fiscal year 2019.

Conversion of Preferred Stock

On October 11, 2019, the Company converted 150,000 Series B-1 Preferred Stock into 18,750 shares of Common Stock.

ITEM 2. MANAGEMENT ’ S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS34

Cautionary Language Regarding Forward-Looking Statements5

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by such words or phrases as “we expect,” “we believe,” “would be,” “will allow,” “expects to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions. While we provide forward-looking statements to assist in the understanding of our anticipated future financial performance, we caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date that we make them. Forward-looking statements are based on current expectations and assumptions that are subject to significant risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Except as otherwise required by law, we undertake no obligation to publicly release any updates to forward-looking statements to reflect events after the date of this quarterly report on Form 10-Q, including unforeseen events. Specifically, this quarterly report contains forward-looking statements regarding, among other items:

●
our ability to establish principal sources of CBD supply;

●
our ability to develop wholesale and retail sales channels for CBD end-product;

●
our ability to satisfy expected demand for our products;

●
our ability to obtain the personnel necessary for growth;

●
our expectations regarding our business strategies, including our ability to implement our strategy and goals with respect to our acquisition of Exactus One World, LLC (“EOW”), including our ability to develop industrial hemp and manufacture CBD products;

●
our intended use of liquidity;

●
our expectations regarding future capital expenditures;

●
our expectations with respect to pending or threatened litigation; and

●
our ability to adopt regulatory compliant practices.

●
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

Whereas, in consideration for the Development Agreement, C2M was issued 8,385,691 shares of our Common Stock on January 8, 2019. Additionally, the Company granted immediately vested 10-year options to purchase 750,000 shares of Common Stock to founders of C2M, with exercise price of $0.32 per share. As a result, C2M was our largest shareholder holding (inclusive of the vested options held by its founders) approximately 51% of our outstanding Common Stock on the date of the Development Agreement. These options were granted to two owners and a co-founder of C2M. C2M will provide personnel necessary for our growth. Utilizing C2M employees and facilities, the Company has been able to rapidly access resources and opportunities in the hemp-derived CBD industry. Emiliano Aloi of C2M became a member of our Advisory Board in January 2019 and was appointed President of the Company on March 11, 2019.

On March 11, 2019, with the assistance of C2M and assignment of rights, we acquired a 50.1% limited liability membership interest in Exactus One World, LLC, (“EOW”), an Oregon limited liability company, newly formed on January 25, 2019, in order to produce industrial hemp for our own use. EOW has leases starting on March 1, 2019 for approximately 200 acres of farmland in southwest Oregon for growing and processing industrial hemp, with a lease term of one year. The leases are renewable on a year-to-year basis. We acquired the 50.1% limited liability membership interest pursuant to a subscription agreement (the “Subscription Agreement”) and a Membership Interest Purchase Agreement (the “Purchase Agreement”). EOW will farm and process industrial hemp to be manufactured into cannabidiol (CBD) and related products.  EOW will be responsible for the Company’s initial efforts to pursue agricultural development, including farm soil preparation, planting, harvesting, transportation and drying.  We will be responsible for funding and the minority owners will be responsible for management, servicing and operating the farm properties.

On October 23, 2019, we amended the Amended and Restated Operating Agreement of EOW. Under the terms of the amendment, the minority members of EOW conveyed their 49.9% membership interest and rights to distributions related to the current 2019 hemp crop underway to the Company. As a result, the Company acquired the right to receive 100% of the distributions of net profit from the 2019 hemp crop on approximately 225 acres of farmland currently growing in Oregon. In addition, the members amended the payment schedule under which farm costs are required to be made by the Company. As consideration for the amendment, the Company agreed to issue 1,223,320 shares of its common stock, par value $0.0001 per share, to the minority members of EOW.

On July 31, 2019, we finalized and entered into a Management and Services Agreement in order to provide us project management and various other benefits associated with the farming rights, operations and opportunities with C2M, including assignment by C2M of C2M’s agreements and rights to acquire approximately 200 acres of hemp farming. Under the terms of the MSA, C2M agreed to provide further access to the opportunities and know-how of C2M, consented to the appointment of Emiliano Aloi, a seasoned hemp veteran previously an advisor and currently our President, and to provide to us and EOW additional services consisting of, among other things:

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

●
brand development and support services.

We finalized the compensation arrangements for C2M as contemplated in connection with the March 2019 transactions and the additional agreements with C2M under the MSA following tax, accounting and legal review including the treatment of the issuance of preferred stock in connection with the transactions. On July 31, 2019, we granted 10,000 Series E Preferred in connection with the Management and Services Agreement (the “MSA”) with C2M, our largest shareholder. In October 2019, we entered into an amendment to the MSA (the “MSA Amendment”). The MSA Amendment extended the termination date of the MSA to December 31, 2024 and expanded the scope of services to be provided by C2M to us. The MSA Amendment was approved by a majority of the disinterested directors of the Company.

Results of Operations

Three and Nine months ended September 30, 2019 and 2018:

Net Revenues The Company is principally engaged in the business production and selling of products made from industrial hemp. During the three and nine months ended September 30, 2019, we generated total revenues of $60,153 and $215,816, respectively, from the sale of CBD products, including revenues from a related party of $12,140 and $52,659 for the three and nine months ended September 30, 2019. We did not have comparable revenues during the three and nine months ended September 30, 2018.

Cost of Sales The primary components of cost of sales include the cost of the CBD product and shipping fees. For the three and nine months ended September 30, 2019, the Company’s cost of sales amounted to $100,418 and $216,205, respectively which represents purchase of CBD products from C2M. C2M is a majority stockholder of the Company. We did not have comparable cost of sales during the three and nine months ended September 30, 2018.

Operating Expenses

For the three months ended September 30, 2019, we incurred $2,062,677 in operating expenses as compared to $425,927 for the three months ended September 30, 2018, an increase of $1,636,750 or 384%. For the nine months ended September 30, 2019, we incurred $5,803,458 in operating expenses as compared to $1,851,525 for the nine months ended September 30, 2018, an increase of $3,951,933 or 213%. The increase in operating expenses consisted of the following:

General and administrative expenses increased by $1,087,961, or 360%, from $301,859 for the three months ended September 30, 2018 to $1,389,820 for the three months ended September 30, 2019, primarily due to increase in marketing and advertising expenses of approximately $365,000, increase in amortization of intangible asset and depreciation expenses of approximately $284,000, increase compensation of $159,000 due to severance fee paid to our former CEO and additional hiring of new employees, increase lease expense of $121,000 related to our commercial lease, and increase in other related general administrative expenses related of approximately $159,000 primarily due to travel expenses and increase in operations.

General and administrative expenses increased by $1,445,721, or 100%, from $1,446,867 for the nine months ended September 30, 2018 to $2,892,588 for the nine months ended September 30, 2019, primarily due to increase in marketing and advertising expenses of approximately $638,000, increase in amortization of intangible asset and depreciation expenses of approximately $595,000, increase lease expense of $174,000 related to our commercial lease and increase in other general administrative expenses of approximately $227,000 primarily due to travel expenses and increase in operations offset by a decrease in compensation of $189,000 due to a decrease in contractual bonuses and stock options given to management.

Professional and consulting fees increased by $613,789, or 1,251%, from $49,068 for the three months ended September 30, 2018 to $662,857 for the three months ended September 30, 2019, due to increase in hiring of consultants for business development and investor relations services, increase in accounting fees and legal fees related to our public company filings, and increase stock based consulting fees related with the grant of stock options and stocks issued to consultants and C2M.

Professional and consulting fees increased by $2,694,237, or 1,500%, from $179,658 for the nine months ended September 30, 2018 to $2,873,895 for the nine months ended September 30, 2019 due to increased stock based consulting fees related with the grant of stock options and warrants, issuance of stocks to consultants and C2M, increase in hiring of consultant for business development and investor relations services, and increase in accounting fees and legal fees related to our public company filings.

Research and development decreased by $65,000, or 87%, from $75,000 for the three months ended September 30, 2018 to $10,000 for the three months ended September 30, 2019. Research and development decreased by $188,025 or 84%, from $225,000 for the nine months ended September 30, 2018 to $36,975 for the nine months ended September 30, 2019, as the Company delays projects until additional funds are raised.

Other Expenses, net

Derivative loss decreased by $818,355 for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, and derivative loss increased by $937,524, or 181%, from $(517,205) for the nine months ended September 30, 2018 to $(1,454,729) for the nine months ended September 30, 2019, due to the issuance of new convertible notes in 2019 and adjustments to fair value.

Gain on stock settlement of debt increased by $3,004,629, or 100%, from $0 for the nine months ended September 30, 2018 to $3,004,629 for the nine months ended September 30, 2019 due to the conversion of notes and interest into common and preferred shares during the nine months ended September 30, 2019. We did not have comparable gains or losses during the three months ended September 30, 2018 or September 30, 2019, respectively.

Interest expense decreased by $125,059, or 98%, from $127,164 for the three months ended September 30, 2018 to $2,105 for the three months ended September 30, 2019, and decreased by $11,434, or 3%, from $382,971 for the nine months ended September 30, 2018 to $371,537 for the nine months ended September 30, 2019. The decrease in interest expense is primarily related to the decrease in principal amounts of the notes due to the conversion of the notes payable into shares and repayment of notes during the nine months ended September 30, 2019.

Net Loss

As a result of the foregoing, we generated a net loss from operations of $2,108,047 for the three months ended September 30, 2019 as compared to a net loss from operations of $1,595,271 for the three months ended September 30, 2018 and net loss from operations of $4,625,484 for the nine months ended September 30, 2019 as compared to a net loss from operations of $3,228,827 for the nine months ended September 30, 2018, as a result of the discussion above.

As a result of the foregoing, we generated a net loss available to stockholders of $1,934,367 or $(0.05) per common share – basic and diluted, for the three months ended September 30, 2019 as compared to a net loss of $1,595,271 or $(0.33) per common share – basic and diluted, for the three months ended September 30, 2018, as a result of the discussion above.

As a result of the foregoing, we generated a net loss available to stockholders of $5,168,306 or $(0.16) per common share – basic and diluted, for the nine months ended September 30, 2019 as compared to a net loss of $3,228,827 or $(0.69) per common share – basic and diluted, for the nine months ended September 30, 2018, as a result of the discussion above.

Liquidity and Capital Resources

Since our inception in 2008, we have generated losses from operations. As of September 30, 2019, our accumulated deficit was $15,706,198.  As of September 30, 2019, we had $5,686 of cash. Accordingly, we will need to obtain further funding through public or private equity offerings, debt financing, collaboration arrangements or other sources. The issuance of any additional shares of Common Stock, preferred stock or convertible securities could be substantially dilutive to our shareholders. In addition, adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital, we will be forced to delay, reduce or eliminate our research and development programs and may not be able to continue as a going concern.

The Company has principal outstanding balance of $100,000 from convertible notes as of September 30, 2019. The convertible notes bear interest at a rate of 5% per annum and will mature on February 1, 2023 (see Note 8).

Net cash used in operating activities for the nine months ended September 30, 2019 was $5,027,674, due to our net loss of $4,625,484, offset by non-cash charges related to convertible loan notes derivative loss of $1,454,729, amortization of debt discounts of $339,806, amortization of intangible assets of $558,024, amortization prepaid stock-based expenses of $110,416, depreciation expense of $36,720, deferred rent of $42,279 and stock-based compensation of $2,376,050 offset by $3,004,629 for a debt settlement gain. Net changes in assets and liabilities totaled of $2,324,992, which is primarily attributable to increases in total accounts receivable of $137,692, inventory of $2,298,919, prepaid expenses and other current assets of $94,758, and total accounts payable and accrued expenses of $261,613.

Net cash used in operating activities for the nine months ended September 30, 2018 was $407,924. We recorded a net loss for the nine-month period of $3,228,827. Increases in accounts payable and accrued expenses increased cash by $857,630. Other items in uses of funds from operations included non-cash charges of stock-based compensation, derivative gain, amortization of debt discount and debt issuance costs, and loss on debt settlement in stock which collectively totaled $1,939,179.

Net cash used in investing activity for the nine months ended September 30, 2019 was $2,053,703. We paid cash for the purchase of membership interest in subsidiary for $1,467,500 in connection with a Purchase Agreement and purchase of equipment for $586,203 as compared to none during the prior period.

Net cash provided by financing activities for the nine months ended September 30, 2019 was $7,085,103, due to proceeds from sale of our Common Stock of $7,012,046, net proceeds from the issuance of notes payable and convertible notes $221,129, advance from related party of $231,035 offset by note repayments of $218,572 and repayment on related party advances of $160,535.  Net cash provided by financing activities for the nine months ended September 30, 2018 was $248,000 due to proceeds from our issuance of shares of Series D Preferred Stock of $50,000, the issuance of promissory notes, and convertible loan notes $223,000 offset by convertible loan payments of $25,000.

Going Concern

The audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2018 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. We have concluded that the circumstances described above continue to raise substantial doubt about our ability to continue as a going concern as of September 30, 2019.

Off-Balance Sheet Arrangements

As of September 30, 2019, we had no material off-balance sheet arrangements.

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

Our CEO and CFO believe that as of September 30, 2019, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The conclusion was due to the presence of the following material weaknesses in disclosure controls and procedures due to our small size and limited resources: (i) inadequate segregation of duties and effective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both U.S. GAAP and SEC Guidelines; (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; and (iv) no written whistleblower policy.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings.

On September 25, 2019, Jonathan Gilbert, a former director, filed and served a complaint against the Company in the courts of Nassau County, New York. The complaint alleges that Mr. Gilbert is entitled to retain certain cancelled equity awards and seeks specific performance and damages. The Company has filed a notice of removal and intends to vigorously defend the allegations as it believes the claims are without merit.

From time to time, we may become involved in legal proceedings arising in the ordinary course of business. We are unable to predict the outcome of any such matters or the ultimate legal and financial liability, and at this time cannot reasonably estimate the possible loss or range of loss and accordingly have not accrued a related liability.

ITEM 1A. Risk Factors.

Our business and financial results are subject to numerous risks and uncertainties. As a result, the risks and uncertainties discussed in our Annual Report on Form 10-K for the year ended December 31, 2018 should be carefully considered. Other than the risk factor provided below, there have been no material changes to the risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2018.

We are heavily reliant on a small number of customers and suppliers.

During the nine months ended September 30, 2019, three customers represented 55% of our total net sales of CBD products, and as of September 30, 2019, four customers represented approximately 89% of our total accounts receivable. The loss of any of these customers or their inability to make future payments could significantly impact our business and results of operation. In addition, we purchased all of our finished products from one supplier during the nine months ended September 30, 2019. Our heavy reliance on our major supplier for the supply of our products could have significant impact on our business and results of operation in the event of any shortage of, or delay in, the supply. The loss of this supplier could significantly impact our business and results of operation.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding shares of common stock granted by us in the quarterly period ended September 30, 2019, that were not registered under the Securities Act and not previously disclosed on a Current Report on Form 8-K. Also included is the consideration, if any, received by us, for such shares and information relating to the Securities Act, or rule of the SEC, under which exemption from registration was claimed.

During the quarter ended September 30, 2019, the Company, relying upon Section 4(a)(2) of the Securities Act (or Rule 506 of Regulation D promulgated thereunder), issued 666,391 restricted shares of common stock to 5 accredited investors for total cash consideration of $417,900. None of the issuances involved a general solicitation.

On September 9, 2019, the Company, relying upon Section 3(a)(9) of the Securities Act, issued 125,000 restricted shares of common stock to an investor upon conversion of Series A Convertible Preferred Stock.

ITEM 3. Defaults upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information.

None.

ITEM 6. EXHIBITS

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1*	Certification of Principal Executive Officer pursuant to Rule 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2*	Certification of Principal Financial Officer pursuant to Rule 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase
101.DEF***	XBRL Taxonomy Extension Definition Linkbase
101.LAB***	XBRL Taxonomy Extension Label Linkbase
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith

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

Exactus, Inc.

November 14, 2019	/s/ Emiliano Aloi
Emiliano Aloi
President and Principal Executive Officer

/s/ Kenneth E. Puzder
Kenneth E. Puzder
Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1*	Certification of Principal Executive Officer pursuant to Rule 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2*	Certification of Principal Financial Officer pursuant to Rule 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase
101.DEF***	XBRL Taxonomy Extension Definition Linkbase
101.LAB***	XBRL Taxonomy Extension Label Linkbase
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith

***
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.