Form 10-K
period 2019-12-31
Exactus, Inc.
filed 2020-05-22
CIK 1552189

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2019

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to ________
..
Commission File Number: 001-38190

Exactus, Inc
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	27-1085858 (I.R.S. Employer Identification No.)
80 NE 4th Avenue, Suite 28 Delray Beach, FL 33483 (Address of principal executive offices) (Zip code)

(800) 881-9352 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

Common stock, par value of $0.0001
(Title of class)

I Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter on June 30, 2019, was $26,922,402 (1)Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 45,522,275 as of May 22, 2020.

(1) Based on a closing sale price of $0.95 per share on June 30, 2019. Excludes 10,639,120 shares of the registrant’s common stock held by executive officers, directors and stockholders that the registrant has concluded were affiliates at June 30, 2019.

-i-

EXPLANATORY NOTE

On March 17, 2020, Exactus, Inc. (the “Company”) filed a Current Report on Form 8-K, and is filing this Annual Report on Form 10-K (the “Annual Report”), in reliance on the Order of the Securities and Exchange Commission (the “SEC”), dated March 4, 2020, as updated March 25, 2020, pursuant to Section 36 of the Securities Exchange Act of 1934 modifying exemptions from the reporting and proxy delivery requirements for public companies (Release No. 34-22465).

As a result of “stay at home” orders and other restrictions imposed as a result of the COVID-19 pandemic, certain Company officers and management as well as professional staff and consultants have been hindered and delayed in conducting all of the work required to prepare the financial statements for the Annual Report. This has, in turn, impacted the Company’s ability to complete its audit and file this Annual Report by its original due date, March 30, 2020.

PART I

Item 1. Business

Business Overview

We are a Nevada corporation organized under the name Solid Solar Energy, Inc in 2008 and renamed Exactus, Inc. in 2016. We began to pursue opportunities in Cannabidiol, which we refer to as CBD, in 2019.

In December 2018, we expanded our focus to pursue opportunities in hemp-derived CBD. This decision was based in part on the passing of the 2018 Farm Bill, known as the Agriculture Improvement Act of 2018, which will remain in force through 2023. The 2018 Farm Bill authorized the production of hemp and removed hemp and hemp seeds from the Drug Enforcement Administration’s, or the DEA’s, schedule of Controlled Substances. It also directed the U.S. Department of Agriculture, or the USDA, to issue regulations and guidance to implement a program to create a consistent regulatory framework around production of hemp throughout the United states. On October 31, 2019, the USDA, Agricultural Marketing Services, issued an interim final rule (with request for comments). The rule outlines provisions for the USDA to approve plans submitted by states and Indian tribes. The U.S. Domestic Hemp Production Program establishes federal regulatory oversight of the production of hemp in the U.S. The program authorizes the USDA to approve plans submitted by states and Indian tribes for the domestic production of hemp and establishes a federal plan for producers in states or territories that choose not to administer a state or tribe specific plan, provide the state or tribe does not ban hemp production.

Prior to the 2018 Farm Bill, Cannabis sativa L. with delta-9 tetrahydrocannabinol, or THC, levels greater than 0.3% fell within the definition of “marijuana” under the Controlled Substances Act, or the CSA, and was therefore a Schedule I controlled substance unless it fell under a narrow range of exceptions (e.g., the “mature stalks” of the plant). As a result, many aspects of domestic production of what is now defined as hemp was limited to persons registered under the CSA to do so. Under the Agricultural Act of 2014, which we refer to as the 2014 Farm Bill, State departments of agriculture and institutions of higher education were permitted to produce hemp as part of a pilot program for research purposes. The authority for hemp production provided in the 2014 Farm Bill was extended by the 2018 Farm Bill, which was signed into law on December 20, 2018.

Our goal is to rapidly establish one or more principal sources of supply and to develop wholesale and retail sales channels for CBD end-products to be sold to humans and for animal health, such as nutraceuticals, supplements and pet and farm products.

Our principal executive offices are located at 80 NE 4th Avenue, Suite 28 Delray Beach, FL 33483 and our telephone number is (800) 881-9352.

Farming Operations

On March 11, 2019, we acquired a 50.1% limited liability membership interest in Exactus One World, LLC, an entity formed on January 25, 2019 and which we refer to as EOW, in order to produce hemp. EOW holds one-year leases, which commenced on March 1, 2019, for approximately 200 acres of farmland in southwest Oregon for growing and processing hemp. The leases are renewable on a year-to-year basis. EOW will farm and process hemp to be manufactured into CBD and related products, sold or processed as biomass and other agricultural products.  EOW will be responsible for our initial efforts to pursue agricultural development, including farm soil preparation, planting, harvesting, transportation and drying. We have been responsible for funding and the minority owners will be responsible for management, servicing and operating the farm properties.

On October 23, 2019, we amended the Amended and Restated Operating Agreement of EOW. Under the terms of the amendment, the minority members of EOW conveyed their 49.9% membership interest and rights to distributions related to the current 2019 hemp crop to us. As a result, we acquired the right to receive 100% of the distributions of net profit from the 2019 hemp crop. In addition, the members amended the payment schedule under which farm costs are required to be made by us.

Due to declining market prices for industrial hemp and a shortage of available capital, we do not currently intend to farm hemp on the Oregon properties in 2020. Our current plan is to sub-lease the properties for the 2020 growing season to another farmer, although no subleases have been made at this time.

Green Goddess Extracts, LLC

On July 31, 2019, we entered into an Asset Purchase Agreement with Green Goddess Extracts, LLC (“Green Goddess”) and an Executive Employment Agreement with its founder.  Under the agreement, we agreed to acquire the business and assets of Green Goddess relating to the manufacture, marketing and sale of CBD products, including the right to manufacture, warehouse and ship products under the Green Goddess brand, existing, inventory, ingredients and materials, customer lists, websites, intellectual property and trademarks. We also entered into an option to acquire Green Goddess’ vape assets.  Under the terms of the Asset Purchase Agreement we agreed to issue 250,000 shares of our restricted Common Stock and pay $250,000 cash for the acquisition. The shares vest at a rate of 1/24 per month until fully vested. We have issued 62,500 shares under the Agreement to date, and have not made any payments toward the cash component of the purchase price. We are currently in default under the Asset Purchase Agreement however, there are no penalty, interest or charges from the default pursuant to the Asset Purchase Agreement.

The Company, Green Goddess Extracts and the founder have each asserted various claims against the other for breach of contract although no proceedings have been commenced.  Currently, the Company has suspended efforts to market and sell CBD products under the Green Goddess brand and Green Goddess has suspended delivery of the Company’s inventory due to the disputes which involve, among other things, the amounts that were due and owing Green Goddess from C2M for orders placed prior to the asset purchase, the nature and going concern value of the assets purchased by the Company and representations concerning the operation of the business and performance by the founder under the employment agreement.  There can be no assurance the parties will resolve their differences or that the prior agreements will not be terminated. The product with a cost of $837,153 currently held inventory has been written down to a value of $0 due to the age and questionable salability of the product.

Additional Brands

We have taken steps to introduce Green GoddessTM brands, LeVor CollectionTM, Paradise CBDTM and ExactusTM, for selected markets which, to date, have not resulted in material revenues.

Industrial Hemp

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

Healthcare

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

Competition

We believe a multitude (hundreds) of companies, large and small, including mom and pops, have launched or intend to launch retail brands and white label products containing CBD. Many of these are offering CBD and are dependent upon third parties to provide raw material inventory for sale. We believe this makes many of the participants in the industry vulnerable to shortages, quality issues, reliability and pricing variability. Our management team’s extensive experience and industry relationships may allow us to build an efficient supply chain that will put us among the few companies that maintain a competitive pricing and supply advantage, poised for revenue growth during 2020 and beyond.

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

Companies such as CV Sciences, Inc. (OTCQB:CVSI) in the US and recent acquisitions by Canadian cannabis producers reflect the growing acceptance of CBD products as a lynchpin for growth. Transactions such as Tilray, Inc. (NASDAQ:TLRY-Manitoba Harvest $419 million February 2019), cbdMD Inc. (NYSE:YCBD - Cure Based Development LLC December 2018), and Aurora Cannabis, Inc. (OTCQB:ACBFF–Agropro UAB EUR6.5 million) reflect the growing interest and M&A activity in the industry among our competition and increasing consolidation.

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

Environmental Matters

Compliance with federal, state and local requirements regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, have not had, nor are they expected to have, any direct material effect on our capital expenditures, earnings or competitive position, however such factors could indirectly affect us as well as participants in the supply chain for our products, and our business, operations, vendors or suppliers.

Point of Care Diagnostics

As previously reported under “Business” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 the second segment of our business is the development of point of care diagnostic devices. We have since February 2016 been developing devices for measuring proteolytic enzymes in the blood, known as the FibriLyzer and collagenase levels in the blood, known as the MatriLyzer. We believe our diagnostic business has been severely hampered by a shortage of capital for development and as a result our licenses for the underlying technology FibriLyzer and MatriLyzer technology have been threatened and may be discontinued. We have received notice of termination of certain of our licenses for non-payment of fees. For the past 9 months, we have been engaged in discussions with third-parties regarding funding and a possible third-party merger candidate to develop our diagnostic business. Accordingly, we have determined to continue to look for third-parties to partner with and/or buyers to invest in or acquire this business segment. If successful, we could sell or license our rights to third parties with substantially greater resources than us. We also may be required to terminate this segment and may not realize any benefit from our prior investment in developing this business.

Recent Developments

Private Placement of Convertible Notes and Warrants

On November 27, 2019, we entered into a Securities Purchase Agreement, referred to as the SPA, with an institutional investor, pursuant to which it agreed to lend us up to $1,944,444 in three tranches. On November 27, 2019, we issued to the investor an 8% convertible note in the principal amount of $833,333 and a warrant to purchase 275,612 shares of our common stock at an exercise price of $0.756, in exchange for payment by the investor of $750,000. The principal amount of the note reflects the amount invested, plus a 10% original issue discount, or OID. We received gross proceeds of $750,000 in exchange for the initial tranche note and warrant and $730,000 net proceeds after the payment of fees and expenses of the sale.

Pursuant to the SPA, a second tranche of funding from the investor is available in the form of a second 8% convertible note in the principal amount of $277,778 and a warrant to purchase 91,871 shares of our common stock. This additional financing is available within three business days after the date of the filing of a registration statement covering the shares issuable upon conversion of the notes and the warrants, in exchange for payment by the investor of the sum of $250,000. The principal amount of the second tranche note will reflect the amount invested plus the OID.

Pursuant to the SPA, subject to fulfillment of certain conditions, a third tranche of funding is available from the investor in the form of an 8% convertible note in the principal amount of $833,333 and a warrant to purchase 275,612 shares of our common stock on the date the registration statement is declared effective by the SEC, in exchange for payment by the investor of the sum of $750,000. The principal amount of the third tranche note will reflect the amount invested plus the OID.

The notes are fully and unconditionally guaranteed on a senior secured basis by our direct and indirect subsidiaries. The notes and the guarantees are secured by a perfected, first priority security interest in all of our and the guarantors’ assets.

Also on November 27, 2019, we issued to an advisor a warrant to purchase 84,187 shares of common stock in connection with the private placement. We agreed to issue to the advisor a warrant to purchase 28,062 shares of our common stock upon the closing of the second tranche.

Below is a summary of the notes and warrants. This summary is not complete and is subject to, and qualified in its entirety by the provisions of the notes and warrants, which are filed as exhibits hereto. We have not completed the second or third tranches, and our completion of these tranches are subject to conditions of the SPA. If we do complete the second or third tranche, the terms of the notes and warrants will be identical to those issued in the first tranche.

At this time, we are delinquent in our payments under the initial convertible note, with the May 1, 2020, April 1, 2020, and a portion of the February 25, 2020 payments currently in arrears. We intend to make these payments and the upcoming monthly payments with receipts from product sales and/or the proceeds of additional equity funding.

At this time, we are delinquent in our payments under the initial convertible note, with the May 1, 2020, April 1, 2020, and a portion of the February 25, 2020 payments currently in arrears. We intend to make these payments and the upcoming monthly payments with receipts from product sales and/or the proceeds of additional equity funding. On May 20, 2020, we entered into a Forbearance Agreement with the investor (the “Holder”) regarding the initial convertible note. Under the Forbearance Agreement, the investor has agreed to forebear from exercising any default-related rights and remedies subject to the following conditions and material terms:

●
We must pay the Holder $60,000 in cash on or before July 1, 2020. Additional monthly payments required under the Amortization Schedule for the note shall continue to be due on or before the first day of each calendar month thereafter, commencing with the $110,000 payment originally due April 1, 2020 now being due on or before August 1, 2020, and the subsequent monthly payments listed on the Amortization Schedule to be paid monthly in the sequence listed. Interest shall continue to accrue on the principal balance of the Note at the rate(s) stated therein, with all additional accrued interest resulting from this extension of payment deadlines to be paid as part of the last monthly payment.

●
The payments that are in arrears from February, April and May can be paid in whole or in part at any time at the sole election of the Holder in shares of common stock at the Amortization Conversion Price (defined as 80% of the lowest volume weighted average price, or VWAP, during the 10 trading days immediately before the applicable date of the amortization redemption payment).

●
Unless or until a default under the Forbearance Agreement occurs, the fixed conversion price under the note will remain $0.50 per share, and the note shall continue to bear interest at the non-default rate of 8% per annum.

●
Unless or until a default under the Forbearance Agreement occurs, the contractual limit on issuances of shares to issue shares of common stock or options to employees, officers, directors. consultants, advisors or contractors will be increased from 5% to 10% or our issued an outstanding common stock.

●
We have issued the Holder 500,000 shares of our common stock in consideration for the forbearance.

Terms of the Notes

The principal amount of the notes includes an OID of 10%.

Interest on the aggregate unconverted and outstanding principal amount is payable at the interest rate of 8% per annum at our option either:

●
in cash; or

●
in shares of our common stock, at the lesser of (i) the fixed conversion rate of $0.50 per share of common stock, or (ii) the rate equal to 80% of the lowest volume weighted average price, or VWAP, during the 10 trading days immediately before the applicable date of the amortization redemption payment, which we refer to as the amortization conversion rate, as described below.

Each note matures one year after its issuance unless accelerated due to an event of default or extended by the investor. Each note is convertible at the option of the investor at any time into shares of our common stock at the fixed conversion rate of $0.50 per share. However, the conversion rate is subject to adjustment in the event of default, redemption and upon the occurrence of certain events affecting stockholders generally, such as stock splits and recapitalizations.

Included in the amount that the investor may convert into common stock is the sum of:

●
the unpaid and unconverted principal amount outstanding on the note;

●
100% of the accrued and unpaid interest on the principal amount of the note to be converted;

●
100% of the make-whole amount (as described below) payable in respect of the principal amount of the note to be converted; and

●
all liquidated damages, costs of collection and other amounts payable in respect of the note as applicable.

The make-whole amount is the amount of interest that would have accrued with respect to any principal amount that has been converted or redeemed as if that principal amount was held through the maturity date of the note.

We must pay amortization redemption payments equaling one-ninth of the original principal amount due on each note commencing 90 days after issuance and continuing during the following eight months. The investor may at its option accelerate up to six future amortization redemption payments, in which case the investor may demand the accelerated amortization amounts be paid in shares of our common stock at the lesser of:

●
the fixed conversion rate of $0.50 per share of common stock; and

●
the amortization conversion rate, as described above.

In addition, if we fail to make any amortization redemption payment, the investor may convert an amount equal to the sum of:

●
one-ninth of the original principal amount of the note;

●
100% of all accrued and unpaid interest on the principal amount of the note that is subject to the amortization redemption;

●
100% of the make-whole amount payable in respect of the principal amount of the note that is subject to the amortization redemption; and

●
all liquidated damages payable in respect of the note as of the applicable date of the amortization redemption payment, into our shares of common stock at the lower of (i) the fixed conversion rate of $0.50 per share of common stock and (ii) the amortization conversion rate.

If we fail to make a redemption payment, the investor may demand the amortization amounts be paid in shares of our common stock at the lesser of fixed conversion rate of $0.50 per share of common stock or the amortization conversion rate. For the purposes of estimating the number of common stock shares issuable upon conversion of principal and interest under our 8% senior secured convertible notes, we have assumed an amortization conversion rate of $0.4208, calculated as of November 26, 2019.

In addition, the investor may at its option send a deferral notice and demand that amortization amounts be paid in shares of our common stock at the amortization conversion rate.

We may redeem at our discretion 110% of the outstanding principal amount of the notes, plus accrued but unpaid interest, the make-whole amount, and liquidated damages for cash. In addition, in the event of a subsequent issuance our common stock or debt, we are subject to mandatory redemption provisions. We may not issue shares of common stock to third parties at a price lower than the fixed conversion rate of $0.50 per share of common stock without the consent of the investor.

The investor may not convert notes to the extent that conversion would, together with its affiliates and attribution parties, cause the investor to beneficially own a number of common shares which would exceed 4.99% of our then outstanding common shares following conversion. The investor may increase its beneficial ownership limitation up to 9.99%.

The notes contain standard and customary events of default, including, but not limited to, failure to make payments when due, failure to observe or perform covenants or agreements contained in the notes, the breach of any material representation or warranty contain therein, our bankruptcy or insolvency, the suspension of trading of our common stock, failure to file required reports with the SEC, and a change of control. If any event of default occurs, subject to a cure period, the full principal amount, together with interest (including default interest of 18% per annum) and other amounts owing in respect thereof to the date of acceleration shall become immediately due and payable in cash.

Terms of Warrants

The warrants issued to the investor are exercisable at an exercise price of $0.756 per share of common stock at any time before the close of business two years after their issuance, subject to adjustment in the event of stock dividends, splits, fundamental transactions, or other changes in our capital structure, and contain provisions that permit cashless exercise if a registration statement covering the resale of the shares issuable pursuant to the warrants is not filed within 180 days of their issuance. The investor may not exercise warrants to the extent that exercise would cause it, together with its affiliates and attribution parties, to beneficially own a number of common shares which would exceed 4.99% of our then outstanding common shares following exercise. The investor may increase its beneficial ownership limitation up to 9.99%.

The warrants issued to the advisor are exercisable at an exercise price of $ 0.792 per share of common stock at any time before the close of business four years after their issuance, subject to adjustment in the event of stock dividends, splits, fundamental transactions, or other changes in our capital structure. The advisor may not exercise warrants to the extent that exercise would cause it, together with its affiliates and attribution parties, to beneficially own a number of common shares which would exceed 4.99% of our then outstanding common shares following exercise. The advisor may remove this beneficial ownership limitation.

Ceed2Med Agreements

On January 8, 2019, we entered into a Master Product Development and Supply Agreement with Ceed2Med, LLC. Under the agreement, C2M agreed to provide us a minimum of 50 and up to 300 kilograms per month, and up to 2,500 kilograms annually, of CBD rich ingredients for resale. In addition, C2M will manufacture for us tinctures, edibles, capsules, topical solutions and animal health products. In connection with the agreement, we issued C2M 8,385,691 shares of our common stock, or approximately 51% percent of our issued and outstanding shares of common stock on a fully-diluted basis, on January 8, 2019. As a result, C2M is our largest stockholder.

On July 31, 2019, we entered into a Management and Services Agreement with C2M under which it will provides us and our subsidiary, EOW, with project management, farming, and operational services, including:

●
executive, sourcing, vendor, product, production and other expertise and resources;

●
drawings, designs and specifications for extraction, production and manufacturing facilities and resources; and

●
brand development and support services.

In addition, C2M has assigned us its agreements and rights to acquire approximately 200 acres of industrial hemp farmland and will provide us with business opportunities, know-how, knowledge, and experience.

In return, we issued 10,000 shares of Series E 0% Convertible Preferred Stock to C2M pursuant to the agreement. Under the terms of the Series E Preferred, C2M may only convert such shares of Series E Preferred into shares of our common stock if our closing price shall exceed $2.00 per share for 5 consecutive trading days. Once vested, the shares of Series E Preferred held by C2M are intended to either be converted at $1.60 per share of common stock or optionally redeemed out of the proceeds of future financings, at the option of C2M. For more information about the terms of the Series E Preferred, please see the section entitled “Description of Securities”.

On October 23, 2019, we amended the Management and Services Agreement to extend the termination date to December 31, 2024 and expand the scope of services to be provided by C2M. Included in the scope of services was to negotiate with the minority owners of EOW, an amendment to the Operating Agreement of EOW for the distribution and allocation to provide for up to 100% (from 50.1%) of the results of operations of the 2019 harvest or yield resulting from all plants germinated during the calendar year December 31, 2019

On November 14, 2019, we entered into a Supply and Distribution Agreement with C2M, pursuant to which C2M agreed to purchase a minimum of 10,000 pounds of our 2019 hemp flower harvest. During the one-year term of the agreement, we have the option to purchase the distribution operations of C2M.

Canntab Agreements

On November 20, 2019, we entered into the Non-Exclusive Distribution and Profit Sharing Agreement with Canntab Therapeutics USA (Florida), Inc. Pursuant to the agreement, which has a term of 2 years and is subject to automatic renewal We are a non-exclusive distributor of certain Canntab products throughout the U.S. Canntab will not grant a third-party the right to promote, sell or deliver the products within the U.S. during the term of the agreement, subject to certain exceptions. In addition, we agreed to share equally with Canntab in the gross profits received from the sale of their products by us. With respect to Canntab’s sales of products, we will receive 10% of the gross profits. In connection with the Canntab Agreement, we also entered into a Supply Agreement with Canntab, which has a term of 2 years and is subject to automatic renewal, pursuant to which we agreed to sell hemp extracts to Canntab. Due to a need for additional warehouse space and disruptions caused by the Covid-19 pandemic, we have not distributed Canntab products to date.

Hemptown USA Agreement

On February 4, 2020, we entered into a Supply and Distribution Agreement with HTO Holdings Inc (dba “Hemptown, USA”), enabling the Company to purchase and sell Hemptown’s Cannabigerol (CBG) and Cannabidiol (CBD) products, including top flower, biomass and extracts (crude, isolates, distillates, and water soluble). Ceed2Med, LLC, the Company’s largest shareholder, is also a significant investor in Hemptown USA and is party to a distribution agreement with the Company. The Interim Chief Executive Officer will work to develope plans to coordinate the Company’s efforts to introduce CBG and to expand its efforts to sell CBD products. On March 28, 2020, we amended the Supply and Distribution Agreement Pursuant to the amendment, we agreed to also (i) aid Hemptown’s management with product compliance requirements, (ii) participate in discussions related to Hemptown’s 2020 farming, harvesting and processing plans as well as joint supply scenarios, (iii) interact with Hemptown’s ingredient and manufacturing divisions to facilitate development of documents for selected SKUs to service the white label market, and (iv) aid Hemptown’s CEO in overseeing the entire supply chain to establish best practices in quality and compliance and lower costs. In addition, Hemptown agrees to pay the Company $3,500 a month in consulting fees.

Item 1A. Risk Factors

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

We have incurred losses from operations in prior periods, including the years ended December 31, 2019 and 2018.  Our loss from operations for the year ended December 31, 2019 was $10,878,442 and our net loss was $10,224,506 for the year ended December 31, 2019. Our accumulated deficit was $21,129,379 at December 31, 2019. Our loss from operations for the year ended December 31, 2018 was $2,436,226 and our net loss was $4,337,319 for the year ended December 31, 2018.  Our accumulated deficit was $10,537,892 at December 31, 2018. We expect to sustain losses in the foreseeable future and may never be profitable.

Because we expect to need additional capital to fund our growing operations, we may not be able to obtain sufficient capital and may be forced to limit the scope of our operations.

We expect that as our business continues to grow, we will need additional working capital.  If adequate additional debt and/or equity financing is not available on reasonable terms or at all, we may not be able to continue to expand our business, and we will have to modify our business plans accordingly. These factors would have a material and adverse effect on our future operating results and our financial condition.

If we reach a point where we are unable to raise needed additional funds to continue as a going concern, we will be forced to cease our activities and dissolve the Company.  In such an event, we will need to satisfy various creditors and other claimants, severance, lease termination and other dissolution-related obligations.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended December 31, 2019 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our auditor’s doubts are based on our recurring losses from operations, negative cash flows from operating activities and accumulated deficit. Our ability to continue as a going concern will be determined by our ability to obtain additional funding in the short term to enable us to fund our operations. If we are unable to raise additional capital or secure additional lending in the near future, management expects that we will need to curtail our operations.

We may not be able to successfully implement our growth strategy on a timely basis or at all.

Our future success depends on our ability to implement our growth strategy of introducing new products and expanding into new markets and new distribution channels and attracting new consumers to our brand. Our ability to implement this growth strategy depends, among other things, on our ability to:

●
establish our brands and reputation as a well-managed enterprise committed to delivering premium quality products;

●
enter into distribution and other strategic arrangements with retailers and other potential distributors of our products;

●
continue to effectively compete in specialty channels and respond to competitive developments;

●
expand and maintain brand loyalty;

●
develop new proprietary value-branded products and product line extensions that appeal to consumers;

●
maintain and, to the extent necessary, improve our high standards for product quality, safety and integrity;

●
maintain sources from suppliers that comply with all federal, state and local laws for the required supply of quality ingredients to meet our growing demand;

●
identify and successfully enter and market our products in new geographic markets and market segments;

●
maintain compliance with all federal, state and local laws related to our products; and

●
attract, integrate, retain and motivate qualified personnel. We may not be able to successfully implement our growth strategy and may need to change our strategy in order to maintain our growth. If we fail to implement our growth strategy or if we invest resources in a growth strategy that ultimately proves unsuccessful, our business, financial condition and results of operations may be materially adversely affected.

We may have difficulties managing our anticipated growth, or we may not grow at all.

If we succeed in growing our business, such growth could strain our management team and capital resources. Our ability to manage operations and control growth will be dependent on our ability to raise and spend capital to successfully attract, train, motivate, retain and manage new members of senior management and other key personnel and continue to update and improve our management and operational systems, infrastructure and other resources, financial and management controls, and reporting systems and procedures. Failure to manage our growth effectively could cause us to misallocate management or financial resources, and result in additional expenditures and inefficient use of existing human and capital resources or we otherwise may be forced to grow at a slower pace that could impair or eliminate our ability to achieve and sustain profitability. Such slower than expected growth may require us to restrict or cease our operations and go out of business.

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

●
The integration of a farm-based infrastructure is unpredictable and requires that we rely on the efforts of others, including the skills and experience of our farm partner, who are responsible for providing personnel and overseeing farming, extraction, production and manufacturing. This will be a time consuming and expensive process which is unpredictable and that may disrupt our operations. If our integration efforts are not successful, our results of operations could be harmed. In addition, we may not achieve anticipated synergies or other benefits from such acquisitions;

●
Integration of infrastructure, and acquisitions that increase our ability to sell hemp-based consumer products, is unpredictable and requires that our management oversee integration and acquisitions related to marketing and sales. This will be a time consuming and expensive process which is unpredictable and that may disrupt our operations. If our integration efforts are not successful, our results of operations could be harmed. In addition, we may not achieve anticipated synergies or other benefits from such acquisitions; and

●
Our largest stockholder, C2M, also competes with us and will continue to compete with us. C2M may require payments for business opportunities provided to us in exchange for its lost opportunities.

Therefore, there is no assurance that the hemp-based business will be successful, will occur timely or in a timeframe that is capable of prediction, or will generate enough revenue to recoup our investment.

We may not be able to manage our manufacturing and supply chain effectively, which may adversely affect our results of operations.

We must accurately forecast demand for all of our products in order to ensure that we have enough products available to meet the needs of our customers. Our forecasts are based on multiple assumptions that may cause our estimates to be inaccurate and affect our ability to obtain adequate third-party contract manufacturing capacity in order to meet the demand for our products, which could prevent us from meeting increased customer demand and harm our brand and our business. If we do not accurately align our manufacturing capabilities with demand, our business, financial condition and results of operations may be materially adversely affected.

During 2019, we relied upon a single supplier, which is our largest stockholder, C2M, for all of our supply of CBD. During 2020, we intend to manufacture some of our own products and to engage 2-3 additional suppliers. We will remain, however, dependent on a small number of suppliers for our products. If any of our limited number of suppliers were to go out of business, we might be unable to find a replacement for such sources in a timely manner, if at all. If a supplier were to be acquired by a competitor, the competitor may elect not to sell to us at all. The loss of a supplier could cause additional difficulties in finding a substitute supplier given the strict licensing requirements in this industry and there are a limited number of suppliers that currently hold such licenses and comply with the 2014 Farm Bill (as defined below). If for any reason we were to change any one of our third-party contract manufacturers, we could face difficulties that might adversely affect our ability to maintain an adequate supply of our products, and we would incur costs and expend resources in the course of making the change. Moreover, we might not be able to obtain terms as favorable as those received from our current third-party contract manufacturers, which in turn would increase our costs.

As the largest stockholder, C2M has the ability to exert significant control in matters regarding stockholder approval. Any inability to secure required supplies and services or to do so on appropriate terms could have a materially adverse impact on our business, financial condition, results of operations or prospects.

In addition, we must continuously monitor our inventory and product mix against forecasted demand. If we underestimate demand, we risk having inadequate supplies. We also face the risk of having too much inventory on hand that may reach its expiration date and become unsalable, and we may be forced to rely on markdowns or promotional sales to dispose of excess or slow-moving inventory. If we are unable to manage our supply chain effectively, our operating costs could increase, and our profit margins could decrease.

Reliance on other Manufacturers.

The ability of the Company to compete and grow will be dependent on it having access, at a reasonable cost and in a timely manner, to skilled labor, equipment, facilities and CBD. No assurances can be given that the Company will be successful in maintaining its required supply of skilled labor, equipment, facilities.

The Company relies on third parties to supply the materials for and the functions of extraction, processing and manufacturing, as well research of the retail private label and customer product candidates. The Company cannot provide assurance that access to other manufacturers for supply, expertise, or materials will not be limited, not be interrupted, not be restricted in certain geographic regions, or be of satisfactory quality or be delivered in a timely manner. In this regard, we will require continued access to Current Good Manufacturing Practices (“cGMP”) manufacturer facilities, testing laboratories, qualified extraction facilities, processing, manufacturing and related services until we are fully-funded and can acquire our own capabilities for each of these functions. If the Company is unable to obtain access to a cGMP manufacturer, for example, or any of the other supply chain elements involved in our full-integration plans, the Company may be restricted from operations which would have a materially adverse effect on the business and operations of the Company.

We are heavily reliant on a small number of customers and suppliers.

During the year ended December 31, 2019, three customers represented 58% of our total net sales of CBD products, and as of December 31, 2019, four customers represented approximately 82% of our total accounts receivable. The loss of any of these customers or their inability to make future payments could significantly impact our business and results of operation. In addition, we purchased all of our finished products from one supplier, C2M, during the year ended December 31, 2019. Our heavy reliance on our major supplier for the supply of our products could have significant impact on our business and results of operation in the event of any shortage of, or delay in, the supply. The loss of this supplier could significantly impact our business and results of operation.

If we fail to manage our existing assets and third party relationships (such as farmers, extractors, producers, distributors, shippers and retail distribution clients) effectively, our revenue and profits could decline, and should we fail to acquire additional revenues, our growth could be impeded.

Our success depends in part on our ability to manage our existing assets and manage the third-party relationships necessary to effectively manage our assets.  Our vendors and providers are not bound by long-term contracts that ensure us a consistent access to necessary expertise, which is crucial to our ability to generate revenues and earnings. The ability to utilize third-parties and benefit from our assets will depend on various factors, some of which are beyond our control.

We are reliant on key inputs and changes in their costs could negatively impact our profitability.

Our business is dependent on a number of key inputs and their related costs including raw materials and supplies related to product development and manufacturing operations. Any significant interruption or negative change in the availability or economics of the supply chain for key inputs could materially impact our business, financial condition, results of operations or prospects. Some of these inputs may only be available from a single supplier or a limited group of suppliers. If a sole source supplier was to go out of business, we might be unable to find a replacement for such source in a timely manner or at all. If a sole source supplier were to be acquired by a competitor, that competitor may elect not to sell to us in the future. Any inability to secure required supplies and services or to do so on appropriate terms could have a materially adverse impact on our business, financial condition, results of operations or prospects.

Increases in the cost of ingredients, labor and other costs could adversely affect our operating results.

Our principal products contain hemp-derived CBD oil. Increases in the cost of ingredients in our products could have a material adverse effect on our operating results. Significant price increases, market conditions, weather, acts of God and other disasters could materially affect our operating results. An increase in our operating costs could adversely affect our profitability. Factors such as inflation, increased labor and employee benefit costs and increased energy costs may adversely affect our operating costs. Many of the factors affecting costs are beyond our control and we may not be able to pass along these increased costs to our customers.

If the ingredients used in our products are contaminated, alleged to be contaminated or are otherwise rumored to have adverse effects, our results of operations could be adversely affected.

We buy ingredients from other manufacturers. If these materials are alleged or prove to include contaminants that affect the safety or quality of our products or are otherwise rumored to have adverse effects, for any reason, we may sustain the costs of and possible litigation resulting from a product recall and need to find alternate ingredients, delay production, or discard or otherwise dispose of products, which could adversely affect our business, financial condition and results of operations. In addition, if any of our competitors experience similar events, our reputation could be damaged, including as a result of a loss of consumer confidence in the types of products we sell.

Although we insure on an economically reasonable basis against product recalls and product contamination, and carry a cannabis regulatory and enforcement endorsement under our Directors and Officers insurance policy, our insurance may not be adequate to cover all liabilities that we may incur in connection with product liability claims, including among others, that the products we sell caused injury or illness, include inadequate instructions for use or include inadequate warnings concerning possible side effects or interactions with other substances. For example, punitive damages are generally not covered by insurance. If we are subject to substantial product liability claims in the future, we may not be able to continue to maintain our existing insurance, obtain comparable insurance at a reasonable cost, if at all, or secure additional coverage. This could result in future product liability claims being uninsured. If there is a product liability judgment against us or a settlement agreement related to a product liability claim, our business, financial condition and results of operations may be materially adversely affected. In addition, even if product liability claims against us are not successful or are not fully pursued, these claims could be costly and time-consuming and may require management to spend time defending claims rather than operating our business.

We may become the subject of litigation and, due to the nature of our business, may be the target of future legal proceedings that could have an adverse effect on our business.

On September 9, 2019, Dr. Krassen Dimitrov, a former director, commenced an arbitration proceeding against the Company and its wholly-owned subsidiary Exactus Biosolutions, Inc. before the American Arbitration Association.  The complaint alleges breach of a consulting agreement for services by Dr. Dimitrov during 2017-2019, among other claims, and seeks $750,000 in damages.  The Company has filed an answer denying the claims and asserting numerous counterclaims against Dr. Dimitrov and his affiliated entities, KD Innovation Ltd., and Digital Diagnostics, Inc. An arbitrator has been appointed in the matter and on May 1, 2020 issued a procedural order suspending further proceedings.

On February 26, 2020 a complaint was filed in the Circuit Court, Palm Beach County, Florida on behalf of five former employees of the Company.  The case is entitled Ryan Borcherds and Miriam Martinez vs. Exactus, Inc..  The complaint alleges the Company failed to pay wages and compensation to 2 employees under the Fair Labor Standards Act, breach of contract and violation of various Florida statutes, including allegations on behalf of other similarly situated persons.  The complaint seeks approximately $82,000 in unpaid wages as well as special damages, liquidated damages, interest and attorney’s fees.

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

The Company’s ultimate success will be dependent in part on our ability to successfully grow, develop, produce and market a portfolio of hemp products and market acceptance of our planned products.

We are an agribusiness and grow our product outdoors, and there are risks associated with the production of our product relating to such things as weather, soil deterioration, and infestation that could affect our supplies and inventory. In addition, market acceptance by and demand for our planned products from consumers will also be key factors in our ability to succeed. If we are unable to develop and market our portfolio of existing and planned products or if they are not accepted by consumers, our business, results of operations and financial condition could be seriously harmed. We do not currently carry products liability insurance. As a result, a successful product liability claim brought against us would have a material adverse effect on our business and results of operations.

Any damage to our reputation or our brands may materially adversely affect our business, financial condition and results of operations.

Maintaining, developing and expanding our reputation with our customers and our suppliers is critical to our success. Our brand may suffer if our marketing plans or product initiatives are not successful. The importance of our brand may decrease if competitors offer more products similar to the products that we manufacture. Further, our brands may be negatively impacted due to real or perceived quality issues or if consumers perceive us as being untruthful in our marketing and advertising, even if such perceptions are not accurate. Product contamination, the failure to maintain high standards for product quality, safety and integrity, including raw materials and ingredients obtained from suppliers, or allegations of product quality issues, mislabeling or contamination, even if untrue or caused by our third-party contract manufacturing partners or raw material suppliers, may reduce demand for our products or cause production and delivery disruptions. However, we may be unable to detect or prevent product and/or ingredient quality issues, mislabeling or contamination, particularly in instances of fraud or attempts to cover up or obscure deviations from our guidelines and procedures. If any of our products become unfit for consumption, cause injury or are mislabeled, we may have to engage in a product recall and/or be subject to liability. Damage to our reputation or our brands or loss of consumer confidence in our products for any of these or other reasons could result in decreased demand for our products and our business, financial condition and results of operations may be materially adversely affected. In addition, if any of our competitors experience similar events, our reputation could be damaged, including as a result of a loss of consumer confidence in the types of products we sell.

Further, our corporate reputation is susceptible to damage by actions or statements made by current or former employees, competitors, vendors, adversaries in legal proceedings and government regulators, as well as members of the investment community and the media. There is a risk that negative information about our company, even if based on false rumor or misunderstanding, could adversely affect our business, results of operations, and financial condition. In particular, damage to our reputation could be difficult and time-consuming to repair, could make potential or existing retail customers reluctant to select us for new engagements, resulting in a loss of business, and could adversely affect our recruitment and retention efforts.

Our business depends, in part, on the sufficiency and effectiveness of our marketing and trade promotion programs and incentives.

Due to the competitive nature of our industry, we must effectively and efficiently promote and market our products through advertisements as well as through trade promotions and incentives to sustain and improve our competitive position in our market. Marketing investments may be costly. In addition, we may, from time to time, change our marketing strategies and spending, including the timing or nature of our trade promotions and incentives. We may also change our marketing strategies and spending in response to actions by our customers, competitors and other companies that manufacture and/or distribute pet health and wellness products. The sufficiency and effectiveness of our marketing and trade promotions and incentives are important to our ability to retain and improve our market share and margins. If our marketing and trade promotions and incentives are not successful or if we fail to implement sufficient and effective marketing and trade promotions and incentives or adequately respond to changes in industry marketing strategies, our business, financial condition and results of operations may be adversely affected.

If we are unable to enter into such arrangements on favorable terms, are unable to achieve the desired results under these arrangements and programs, are unable to maintain these relationships, fail to generate sufficient traffic or generate sufficient revenue from purchases pursuant to these arrangements and programs, or properly manage the actions of these providers, our ability to generate revenue and our ability to attract and retain our customers may be impacted, negatively affecting our business and results of operations. In addition, if Facebook restricts our ability to use such arrangements and programs or takes limits or restricts access to its platform by us or our applications as a result of advertisements or actions taken by third-party advertising or marketing providers, it could have a material adverse effect on our business or results of operations.

A significant product defect or product recall could materially and adversely affect our brand image, causing a decline in our sales and profitability, and could reduce or deplete our financial resources.

A significant product defect could materially harm our brand image and could force us to conduct a product recall. This could damage our relationships with our customers and reduce end-user loyalty. A product recall would be particularly harmful to us because we have limited financial and administrative resources to effectively manage a product recall and it would detract management’s attention from implementing our core business strategies. As a result, a significant product defect or product recall could cause a decline in our sales and profitability and could reduce or deplete our financial resources.

We may be subject to product liability claims or regulatory action if our products are alleged to have caused significant loss or injury.

We may be subject to product liability claims, regulatory action and litigation if our products are alleged to have caused loss or injury or failed to include adequate instructions for use or failed to include adequate warnings concerning possible side effects or interactions with other substances. Previously unknown adverse reactions resulting from use and consumption of CBD products alone or in combination with other medications or substances could also occur. In addition, the sale of any ingested product involves a risk of injury due to tampering by unauthorized third parties or product contamination. Our products may also be subject to product recalls, including voluntary recalls or withdrawals, if they are alleged to pose a risk of injury or illness, or if they are alleged to have been mislabeled, misbranded or adulterated or to otherwise be in violation of governmental regulations. We may in the future have to recall, certain of our products as a result of potential contamination and quality assurance concerns. A product liability claim or regulatory action against us could result in increased costs and could adversely affect our reputation and goodwill with our patients and consumers generally. We do not currently carry products liability insurance. As a result, a successful product liability claim brought against us would have a material adverse effect on our business and results of operations. Although we are seeking to acquire product liability insurance, there can be no assurance that we will be able to obtain product liability insurance on acceptable terms or with adequate coverage against potential liabilities. Such insurance is expensive and may not be available on acceptable terms, or at all. The inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could result in us becoming subject to significant liabilities that are uninsured and also could adversely affect our commercial arrangements with third parties.

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

●
product recalls or withdrawals;

●
loss of revenue; and or a decline in our stock price.

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

If we make acquisitions, it could divert management’s attention, cause ownership dilution to our stockholders and be difficult to integrate.

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

●
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

Our future depends, in part, on our ability to attract and retain key personnel and the continued contributions of our executive officers, each of whom may be difficult to replace. In particular, Emiliano Aloi, our interim CEO, is important to the management of our business and operations and the development of our strategic direction. The loss of the services of any such individual and the process to replace any key personnel would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives.

We depend on the knowledge and skills of our senior management and other key employees, and if we are unable to retain and motivate them or recruit additional qualified personnel, our business may suffer.

We have benefited substantially from the leadership and performance of our senior management, as well as other key employees. Our success will depend on our ability to retain our current management and key employees, and to attract and retain qualified personnel in the future, and we cannot guarantee that we will be able to retain our personnel or attract new, qualified personnel. In addition, we do not maintain any “key person” life insurance policies. The loss of the services of members of our senior management or key employees could prevent or delay the implementation and completion of our strategic objectives, or divert management’s attention to seeking qualified replacements.

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

War, terrorism, other acts of violence or natural or manmade disasters such as a global pandemic may affect the markets in which the Company operates, the Company's customers, the Company's delivery of products and customer service, and could have a material adverse impact on our business, results of operations, or financial condition.

The Company's business may be adversely affected by instability, disruption or destruction in a geographic region in which it operates, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest, and natural or manmade disasters, including famine, food, fire, earthquake, storm or pandemic events and spread of disease (including the recent outbreak of the coronavirus commonly referred to as "COVID- 19"). Such events may cause customers to suspend their decisions on using the Company's products and services, make it impossible to attend or sponsor trade shows or other conferences in which our products and services are presented to distributors, customers and potential customers, for our customers to visit our farms, extraction facilities, manufacturing locations or other physical locations, cause restrictions, postponements and cancellations of events that attract large crowds and public gatherings such as trade shows at which we have historically presented our products, and give rise to sudden significant changes in regional and global economic conditions and cycles that could interfere with purchases of goods or services, commitments to develop new brands and white label products, or agriculture and farming. Furthermore, our agriculture and farming depends on the availability of labor which in turn is dependent upon the ability of agricultural/farm workers to travel, sometimes from foreign countries, and the ability of third parties to contract with us for services on which we depend. The inability or delays in preparing farms for future crops starting in 2020, and planting, harvesting, drying, trimming, warehousing and transportation disruptions in 2020 and later could result from events such as COVID-19. These events also pose significant risks to the Company's personnel and to physical facilities, transportation and operations, which could materially adversely affect the Company's financial results.

Any significant disruption to communications and travel, including travel restrictions and other potential protective quarantine measures against COVID-19 by governmental agencies, may increase the difficulty and could make it impossible for the Company to deliver goods services to its customers. Travel restrictions and protective measures against COVID-19 could cause the Company to incur additional unexpected labor costs and expenses or could restrain the Company's ability to retain the highly skilled personnel the Company needs for its operations. The extent to which COVID-19 impacts the Company's business, sales and results of operations will depend on future developments, which are highly uncertain and cannot be predicted.

We believe the novel coronavirus (COVID-19) has negatively affected our corporate operations necessary to prepare and maintain accurate accounting and reporting, and could continue to do so in the foreseeable future. The coronavirus has resulted in restrictions, postponements and cancelations and the impact, extent and duration of the government imposed restrictions on travel and public gatherings as well as the overall effect of the COVID-19 virus is currently unknown.

The ongoing circumstances resulting from the COVID-19 virus outbreak magnify the challenges faced from our continuing efforts to introduce and sell our products in a challenging environment and could have an impact on our business and financial results.

Risks Related to Ownership of Our Common Stock.

The price of our common stock has been highly volatile due to several factors that will continue to affect the price of our stock.

Our common stock has traded as low as $0.08 and as high as $4.00 between January 1, 2019 and December 31, 2019. The reason for the volatility in our stock is not well understood and the volatility may continue. Some of the factors we believe that have contributed to our common stock volatility and which may be applicable in future periods, include:

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

●
general economic conditions;

●
and legal and regulatory environment.

We cannot guarantee the continued existence of an active established public trading market for our shares.

Our shares are currently quoted on the OTCQB tier of the over-the-counter market operated by OTC Markets Group, Inc. Trading in stock quoted on the OTCQB is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our shares for reasons unrelated to operating performance. Accordingly, OTCQB may provide less liquidity for holders of our shares than a national securities exchange such as the Nasdaq Stock Market. There is no assurance that we can successfully maintain an active established trading market for our shares.

Market prices for our shares may also be influenced by a number of other factors, including:

●
the issuance of new equity securities pursuant to a public or private offering;

●
changes in interest rates;

●
competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

●
variations in quarterly operating results;

●
change in financial estimates by securities analysts;

●
the depth and liquidity of the market for our shares;

●
investor perceptions of Exactus and its industry generally; and

●
general economic and other national conditions.

Our shares of common stock are thinly traded and, as a result, stockholders may be unable to sell at or near ask prices, or at all, if they need to sell shares to raise money or otherwise desire to liquidate their shares.

Our common stock has been “thinly-traded,” meaning that the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or non-existent.  We believe this situation is attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we become more seasoned and viable.  In addition, we believe that due to the limited number of shares of our common stock outstanding, an options market has not been established for our common stock, limiting the ability of market participants to hedge or otherwise undertake trading strategies available for larger companies with broader stockholder bases which prevents institutions and others from acquiring or trading in our securities. Consequently, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  We cannot give stockholders any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained.

There may not be sufficient liquidity in the market for our securities in order for investors to sell their shares. The market price of our common stock may be volatile.

The market price of our common stock will likely be highly volatile, as is the stock market in general. Some of the factors that may materially affect the market price of our common stock are beyond our control, such as conditions or trends in the industry in which we operate or sales of our common stock. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable.

As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a mature issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. It is possible that a broader or more active public trading market for our common stock will not develop or be sustained, or that trading levels will not continue. These factors may materially adversely affect the market price of our common stock, regardless of our performance. In addition, the public stock markets have experienced extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

We can sell additional shares of common stock without consulting stockholders and without offering shares to existing stockholders, which would result in dilution of existing stockholders’ interests in the Company and could depress our stock price.

Our Articles of Incorporation authorize 650,000,000 shares of common stock, of which 6,233,524 were issued and outstanding as of December 31, 2018 and a total of 44,483,905 were issued and outstanding and to be issued on December 31, 2019. Moreover, our Board of Directors is authorized to issue additional shares of our common stock and preferred stock. Although our Board of Directors intends to utilize its reasonable business judgment to fulfill its fiduciary obligations to our then existing stockholders in connection with any future issuance of our capital stock, the future issuance of additional shares of our common stock or preferred stock convertible into common stock would cause immediate, and potentially substantial, dilution to our existing stockholders, which could also have a material effect on the market value of the shares.

We do not intend to pay any cash dividends in the foreseeable future and, therefore, any return on your investment in our capital stock must come from increases in the fair market value and trading price of the capital stock.

We have not paid any cash dividends on our common stock and do not intend to pay cash dividends on our common stock in the foreseeable future. We intend to retain future earnings, if any, for reinvestment in the development and expansion of our business. Any credit agreements, which we may enter into with institutional lenders, may restrict our ability to pay dividends. Whether we pay cash dividends in the future will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements and any other factors that the board of directors decides is relevant. Therefore, any return on your investment in our capital stock must come from increases in the fair market value and trading price of the capital stock.

We may issue additional equity shares to fund our operational requirements, which would dilute share ownership. Such sales of additional equity securities may adversely affect the market price of our common stock and your rights in the company may be reduced.

The company’s continued viability depends on its ability to raise capital. We expect to continue to incur product development and selling, general and administrative costs. Changes in economic, regulatory or competitive conditions may lead to cost increases. Management may determine that it is in the best interest of the company to develop new services or products. In any such case additional financing is required for the company to meet its operational requirements. We may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. The sale or the proposed sale of substantial amounts of our common stock in the public markets may adversely affect the market price of our common stock. Also, any new securities issued may have greater rights, preferences or privileges than our existing common stock. Our stockholders may experience substantial dilution upon such issuances and a reduction in the price that they are able to obtain upon sale of their shares. There can be no assurances that the company will be able to obtain such financing on terms acceptable to the company and at times required by the company, if at all. In such event, the company may be required to materially alter its business plan or curtail all or a part of its operational plans.

We may issue preferred stock whose terms could adversely affect the voting power or value of our common stock.

Our certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our common stock with respect to dividends and distributions, as our board of directors may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our common stock. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events, or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might grant to holders of preferred stock could affect the value of the common stock.

Our common stock may be considered a “penny stock” and may be difficult to sell.

The Commission has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. Historically, the price of our common stock has fluctuated greatly. If, the market price of the common stock is less than $5.00 per share and the common stock does not fall within any exemption, it therefore may be designated as a “penny stock” according to SEC rules. The “penny stock” rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser’s written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell our common shares, and may result in decreased liquidity for our common shares and increased transaction costs for sales and purchases of our common shares as compared to other securities.

Because we will be subject to “penny stock” rules, the level of trading activity in our stock may be reduced.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges). The penny stock rules require a broker-dealer to deliver to its customers a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market prior to carrying out a transaction in a penny stock not otherwise exempt from the rules. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.

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

●
our ability to meet our expectations and forecasts and those of public market analysts and investors;’

●
our ability and the ability of our contractual counterparts to comply with the terms of our contracts;

●
damage to our reputation as a result of coverage in social media, Internet blogs or other media outlets;

●
managing our internal and third-party sales representatives and distributors, including compliance with all applicable laws;

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

Our largest outside stockholder can exert significant control over our business and affairs and may have actual or potential interests that may depart from those of our other stockholders.

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

●
amend or prevent amendment of our articles of incorporation or bylaws;

●
effect or prevent a merger, sale of assets or other corporate transaction; and

●
control the outcome of any other matter submitted to the stockholders for vote.

In addition, such persons’ stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price. C2M could also utilize their significant ownership interest to seek to influence management and decisions of the Company.

We are subject to the periodic reporting requirements of the Exchange Act, which will require us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs will reduce or might eliminate our profitability.

We are required to file periodic reports with the SEC pursuant to the Exchange Act and the rules and regulations promulgated thereunder. To comply with these requirements, our independent registered auditors will have to review our quarterly financial statements and audit our annual financial statements. Moreover, our legal counsel will have to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted at this time, because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major effect on the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit. We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, the trading price of our Common Stock, if a market ever develops, could drop significantly, or we could become subject to Commission enforcement proceedings.

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

Our assessment, testing and evaluation of the design and operating effectiveness of our internal control over financial reporting resulted in our conclusion that, as of December 31, 2019 and December 31, 2018, our internal control over financial reporting was not effective, as a result of: (1) we lacked a sufficient number of employees to properly segregate duties and provide adequate review of the preparation of the financial statements and (2) we lacked sufficient independent directors on our Board of Directors to maintain Audit and other committees consistent with proper corporate governance standards. In the first quarter of 2019, we expanded our Board to include three independent directors. We can provide no assurance as to conclusions of management with respect to the effectiveness of our internal control over financial reporting in the future.

Because we are a “smaller reporting company,” we will not be required to comply with certain disclosure requirements that are applicable to other public companies and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

We are a “smaller reporting company,” as defined in Item 10(f)(1) of Regulation S-K. As a smaller reporting company, we are eligible for exemptions from various reporting requirements applicable to other public companies that are not smaller reporting companies, including, but not limited to:

●
Reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements.

●
Not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. and

●
Reduced disclosure obligations for our annual and quarterly reports, proxy statements and registration statements.

We will continue to incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC, impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly, particularly after we are no longer a smaller reporting company. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance.

Pursuant to Section 404, we will be required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

Short sellers of our stock may be manipulative and may drive down the market price of our common stock.

Short selling is the practice of selling securities that the seller does not own but rather has borrowed or intends to borrow from a third party with the intention of buying identical securities at a later date to return to the lender. A short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. As it is therefore in the short seller’s interest for the price of the stock to decline, some short sellers publish, or arrange for the publication of, opinions or characterizations regarding the relevant issuer, its business prospects and similar matters calculated to or which may create negative market momentum, which may permit them to obtain profits for themselves as a result of selling the stock short. Issuers whose securities have historically had limited trading volumes and/or have been susceptible to relatively high volatility levels can be particularly vulnerable to such short seller attacks. The publication of any such commentary regarding us in the future may bring about a temporary, or possibly long term, decline in the market price of our common stock. In the past, the publication of commentary regarding us by a disclosed short seller has been associated with the selling of shares of our common stock in the market on a large scale, resulting in a precipitous decline in the market price per share of our common stock. No assurances can be made that similar declines in the market price of our common stock will not occur in the future, in connection with such commentary by short sellers or otherwise.

Financial Industry Regulatory Authority (FINRA) sales practice requirements may also limit your ability to buy and sell our stock, which could depress our share price.

FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares, depressing our share price.

Transfers of our securities may be restricted by virtue of state securities “blue sky” laws, which prohibit trading absent compliance with individual state laws. These restrictions may make it difficult or impossible to sell shares in those states.

Transfers of our common stock may be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as "blue sky" laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities held by many of our stockholders have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions may prohibit the secondary trading of our common stock. Investors should consider the secondary market for our securities to be a limited one.

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

Regulatory Risks Related to Our Business

FDA regulation could negatively affect the hemp industry, which would directly affect our financial condition.

The U.S. Food and Drug Administration ("FDA") may seek expanded regulation of hemp under the Food, Drug and Cosmetics Act of 1938. Additionally, the FDA may issue rules and regulations, including certified good manufacturing practices, or cGMPs, related to the growth, cultivation, harvesting and processing of hemp. Clinical trials may be needed to verify efficacy and safety. It is also possible that the FDA would require that facilities where hemp is grown register with the FDA and comply with certain federally prescribed regulations. In the event that some or all of these regulations are imposed, we do not know what the impact would be on the hemp industry, including what costs, requirements and possible prohibitions may be enforced. If we or our manufacturing partners are unable to comply with the regulations or registration as prescribed by the FDA, we or our manufacturing partners may be unable to continue to operate their and our business in its current or planned form or at all.

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

Although we believe the foregoing will be applicable to business other than hemp-based CBD businesses, there is risk that confusion or uncertainty surrounding our products with regulated cannabis could occur on the state or federal level and impact us. We may have difficulty with establishing banking relationships, working with investment banks and brokers who would be willing to offer and sell our securities or accept deposits from stockholders, and auditors willing to certify our financial statements if we are confused with businesses that are in the cannabis business. Any of these additional factors, should they occur, could also affect our business, prospects, assets or results of operation could have a material adverse effect on the business, prospects, results of operations or financial condition of the Company.

We and our manufacturers and suppliers are subject to extensive governmental regulation and may be subject to enforcement if we are not in compliance with applicable requirements.

We, our manufacturers, and suppliers are subject to a broad range of federal, state and local laws and regulations governing, among other things, the testing, development, manufacture, distribution, marketing and post-market reporting of foods, including those that contain CBD. These include laws administered by the FDA, the U.S. Federal Trade Commission (“FTC”), the U.S. Department of Agriculture (“USDA”), and other federal, state and local regulatory authorities.

Failure by us or our third-party contract manufacturers and suppliers to comply with applicable laws and regulations or to obtain and maintain necessary permits, licenses and registrations relating to our or our partners’ operations could subject us to administrative and civil penalties, including fines, injunctions, recalls or seizures, warning letters, restrictions on the marketing or manufacturing of our products, or refusals to permit the import or export of products, as well as potential criminal sanctions, which could result in increased operating costs resulting in a material effect on our operating results and business.

The markets for businesses in the CBD and hemp extracts industries are competitive and evolving.

In particular, the Company will face strong competition from both existing and emerging companies that offer similar products to the Company. Some of the Company’s current and potential competitors may have longer operating histories, greater financial, marketing and other resources and larger customer bases. Given the rapid changes affecting the global, national and regional economies generally and the CBD industry, in particular, the Company may not be able to create and maintain a competitive advantage in the marketplace. The Company’s success will depend on its ability to keep pace with any changes in such markets, especially in light of legal and regulatory changes. The Company’s success will depend on its ability to respond to, among other things, changes in the economy, market conditions and competitive pressures. Any failure to anticipate or respond adequately to such changes could have a material adverse effect on the Company’s financial condition, operating results, liquidity, cash flow and operational performance.

We are subject to the risk of potential changes to state laws pertaining to industrial hemp.

As of the date hereof, approximately forty-seven states authorized industrial hemp programs pursuant to the Farm Bill. Continued development of the industrial hemp industry will be dependent upon new legislative authorization of industrial hemp at the state level, and further amendment or supplementation of legislation at the federal level. Any number of events or occurrences could slow or halt progress all together in this space. While progress within the industrial hemp industry is currently encouraging, growth is not assured. While there appears to be ample public support for favorable legislative action, numerous factors may impact or negatively affect the legislative process(es) within the various states where the Company has business interests. Any one of these factors could slow or halt use of industrial hemp, which could negatively impact the business up to possibly causing the Company to discontinue operations as a whole.

Our product candidates are not approved by the FDA or other regulatory authority, and we face risks of unforeseen medical problems, and up to a complete ban on the sale of our product candidates.

The efficacy and safety of pharmaceutical products is established through a process of clinical testing under FDA oversight. Our products have not gone through this process because we believe that the topical products we sell are not subject to this process. However, if an individual were to use one of our products in an improper manner, we cannot predict the potential medical harm to that individual. If such an event were to occur, the FDA or similar regulatory agency might impose a complete ban on the sale or use of our products.

There are numerous costs associated with numerous laws and regulations.

The manufacture, labeling and distribution of the Company products will be regulated by various federal, state and local agencies. These governmental authorities may commence regulatory or legal proceedings, which could restrict the permissible scope of the Company’s product claims or the ability to sell products in the future. The FDA may regulate the Company’s products to ensure that the products are not adulterated or misbranded. The Company is subject to regulation by the federal government and other state and local agencies as a result of its CBD products. The shifting compliance environment and the need to build and maintain robust systems to comply with different compliance in multiple jurisdictions increases the possibility that the Company may violate one or more of the requirements. If the Company’s operations are found to be in violation of any of such laws or any other governmental regulations that apply to the Company, it may be subject to penalties, including, without limitation, civil and criminal penalties, damages, fines, the curtailment or restructuring of the Company’s operations, any of which could adversely affect the ability to operate the Company’s business and its financial results. Failure to comply with FDA requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions. The Company’s advertising will be subject to regulation by the Federal Trade Commission (“FTC”) under the Federal Trade Commission Act. In recent years, the FTC has initiated numerous investigations of dietary and nutrition supplement products and companies. Additionally, some states also permit advertising and labeling laws to be enforced by private attorney generals, who may seek relief for consumers, seek class-action certifications, seek class-wide damages and product recalls of products sold by the Company. Any actions against the Company by governmental authorities or private litigants could have a material adverse effect on the Company’s business, financial condition and results of operations.

Risks Related to Information Technology and Intellectual Property

We are subject to cyber-security risks, including those related to customer, employee, vendor or other company data and including in connection with integration of acquired businesses and operations.

We currently do not utilize automated technology or software to maintain important records necessary to the successful performance of our business. We are evaluating various selling, inventory and contact management software tools, such as Shopify, in order to begin to adopt processes to track inventory, generate sales orders and invoices, promote leads and sales and support customer interaction such as customer service and warranty claims. Without these tools we operate at a significant disadvantage to our competitors who have implemented more sophisticate systems than us.

We use information technologies to securely manage certain operations and various business functions. We rely on various technologies, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including reporting on our business and interacting with customers, vendors and employees. In addition, we collect and store certain data, including proprietary business information, and may have access to confidential or personal information that is subject to privacy and security laws, regulations and customer-imposed controls. Our systems are subject to repeated attempts by third parties to access information or to disrupt our systems. Despite our security design and controls, and those of our third-party providers, we may become subject to system damage, disruptions or shutdowns due to any number of causes, including cyber-attacks, breaches, employee error or malfeasance, power outages, computer viruses, telecommunication or utility failures, systems failures, service providers, natural disasters or other catastrophic events. It is possible for such vulnerabilities to remain undetected for an extended period. We may face other challenges and risks as we upgrade and standardize our information technology systems as part of our integration of acquired businesses and operations. We do not have contingency plans in place to prevent or mitigate the impact of these events, and these events could result in operational disruptions or the misappropriation of sensitive data, and depending on their nature and scope, could lead to the compromise of confidential information, improper use of our systems and networks, manipulation and destruction of data, defective products, production downtimes and operational disruptions and exposure to liability. Such disruptions or misappropriations and the resulting repercussions, including reputational damage and legal claims or proceedings, may adversely affect our results of operations, cash flows and financial condition, and the trading price of our common stock.

Our intellectual property rights may be inadequate to protect our business.

Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business, results of operations and financial condition.

We also rely on unpatented proprietary technology. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets and other proprietary information, we require employees, consultants, advisors and collaborators to enter into confidentiality agreements. We cannot assure you that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. If we are unable to maintain the proprietary nature of our technologies, we could be materially adversely affected.

We rely on our trademarks, trade names, and brand names to distinguish our products from the products of our competitors, and have registered or applied to register many of these trademarks. We cannot assure you that our trademark applications will be approved. Third parties may also oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition, and could require us to devote resources advertising and marketing new brands. Further, we cannot assure you that competitors will not infringe our trademarks, or that we will have adequate resources to enforce our trademarks.

If third parties claim that we infringe upon their intellectual property rights, our business and results of operations could be adversely affected.

We face the risk of claims that we have infringed third parties’ intellectual property rights. Any claims of intellectual property infringement, even those without merit, could be expensive and time consuming to defend; could require us to cease selling the products that incorporate the challenged intellectual property, could require us to redesign, reengineer, or rebrand the product, if feasible, could divert management’s attention and resources, or could require us to enter into royalty or licensing agreements in order to obtain the right to use a third party’s intellectual property.

Any royalty or licensing agreements, if required, may not be available to us on acceptable terms or at all. A successful claim of infringement against us could result in our being required to pay significant damages, enter into costly license or royalty agreements, or stop the sale of certain products, any of which could have a negative impact on our business, financial condition, results of operations and our future prospects.

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

A failure of one or more key information technology systems, networks or processes may materially adversely affect our ability to conduct our business.

The efficient operation of our business will depend on our information technology systems. We rely on our information technology systems to effectively manage our sales and marketing, accounting and financial and legal and compliance functions, engineering and product development tasks, research and development data, communications, supply chain, order entry and fulfillment and other business processes. We also rely on third parties and virtualized infrastructure to operate and support our information technology systems. The failure of our information technology systems, or those of our third-party service providers, to perform as we anticipate could disrupt our business and could result in transaction errors, processing inefficiencies and the loss of sales and customers, causing our business and results of operations to suffer.

In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, power outages, systems failures, security breaches, cyber-attacks and computer viruses. The failure of our information technology systems to perform as a result of any of these factors or our failure to effectively restore our systems or implement new systems could disrupt our entire operation and could result in decreased sales, increased overhead costs, excess inventory and product shortages and a loss of important information.

Further, it is critically important for us to maintain the confidentiality and integrity of our information technology systems. To the extent that we have information in our databases that our customers consider confidential or sensitive, any unauthorized disclosure of, or access to, such information due to human error, breach of our systems through cybercrime, a leak of confidential information due to employee misconduct or similar events could result in a violation of applicable data protection and privacy laws and regulations, legal and financial exposure, damage to our reputation, a loss of confidence of our customers, suppliers and manufacturers and lost sales. Actual or suspected cyber-attacks may cause us to incur substantial costs, including costs to investigate, deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants. We have taken steps to protect the security of our systems. Despite the implementation of these security measures, our systems may still be vulnerable to physical break-ins computer viruses, programming errors, attacks by third parties or similar disruptive problems. If any of these risks materialize, our reputation and our ability to conduct our business may be materially adversely affected.

We rely heavily on third-party commerce platforms to conduct our businesses. If one of those platforms is compromised, our business, financial condition and results of operations could be harmed.

We intend to rely upon third-party commerce platforms, including Shopify. We also rely on e-mail service providers, bandwidth providers, Internet service providers and mobile networks to deliver e-mail and “push” communications to customers and to allow customers to access our website.

Any damage to, or failure of, our systems or the systems of our third-party commerce platform providers could result in interruptions to the availability or functionality of our website and mobile applications. As a result, we could lose customer data and miss order fulfillment deadlines, which could result in decreased sales, increased overhead costs, excess inventory and product shortages. If for any reason our arrangements with our third-party commerce platform providers are terminated or interrupted, such termination or interruption could adversely affect our business, financial condition, and results of operations. We exercise little control over these providers, which increases our vulnerability to problems with the services they provide. We could experience additional expense in arranging for new facilities, technology, services and support. In addition, the failure of our third-party commerce platform providers to meet our capacity requirements could result in interruption in the availability or functionality of our website and mobile applications.

Failure to comply with federal, state and foreign laws and regulations relating to privacy, data protection and consumer protection, or the expansion of current or the enactment of new laws or regulations relating to privacy, data protection and consumer protection, could adversely affect our business and our financial condition.

We may collect, store, process, and use personal information and other customer data, and we rely in part on third parties that are not directly under our control to manage certain of these operations and to collect, store, process and use payment information. Due to the volume and sensitivity of the personal information and data we and these third parties manage and expect to manage in the future, as well as the nature of our customer base, the security features of our information systems are critical. A variety of federal, state and foreign laws and regulations govern the collection, use, retention, sharing and security of this information. Laws and regulations relating to privacy, data protection and consumer protection are evolving and subject to potentially differing interpretations. These requirements may not be harmonized, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. As a result, our practices may not have complied or may not comply in the future with all such laws, regulations, requirements and obligations.

We expect that new industry standards, laws and regulations will continue to be proposed regarding privacy, data protection and information security in many jurisdictions. We cannot yet determine the impact such future laws, regulations and standards may have on our business. Complying with these evolving obligations is costly. For instance, expanding definitions and interpretations of what constitutes “personal data” (or the equivalent) within the United States and elsewhere may increase our compliance costs and legal liability. A significant data breach or any failure, or perceived failure, by us to comply with any federal, state or foreign privacy or consumer protection-related laws, regulations or other principles or orders to which we may be subject or other legal obligations relating to privacy or consumer protection could adversely affect our reputation, brand and business, and may result in claims, investigations, proceedings or actions against us by governmental entities or others or other penalties or liabilities or require us to change our operations and/or cease using certain data sets. Depending on the nature of the information compromised, we may also have obligations to notify users, law enforcement or payment companies about the incident and may need to provide some form of remedy, such as refunds, for the individuals affected by the incident.

We are subject to risks related to online payment methods.

We accept payments using a variety of methods, including credit card and debit card. As we offer new payment options to customers, we may be subject to additional regulations, compliance requirements and fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We are also subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. As our business changes, we may also be subject to different rules under existing standards, which may require new assessments that involve costs above what we currently pay for compliance. If we fail to comply with the rules or requirements of any provider of a payment method we accept, if the volume of fraud in our transactions limits or may, among other things, be subject to fines or higher transaction fees and may lose, or face restrictions placed upon, our ability to accept credit card and debit card payments from customers or facilitate other types of online payments. If any of these events were to occur, our business, financial condition and operating results could be materially adversely affected. We occasionally receive orders placed with fraudulent credit card data. We may suffer losses as a result of orders placed with fraudulent credit card data even if the associated financial institution approved payment of the orders. Under current credit card practices, we may be liable for fraudulent credit card transactions. If we are unable to detect or control credit card fraud, our liability for these transactions could harm our business, financial condition and results of operations.

Significant merchandise returns or refunds could harm our business.

We allow our customers to return products or offer refunds, subject to our return and refunds policy. If merchandise returns or refunds are significant or higher than anticipated and forecasted, our business, financial condition, and results of operations could be adversely affected. Further, we modify our policies relating to returns or refunds from time to time, and may do so in the future, which may result in customer dissatisfaction and harm to our reputation or brand, or an increase in the number of product returns or the amount of refunds we make.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

We entered into three farm leases, which we entered into through our majority-owned subsidiary, EOW. Two of the leases are located in Cave Junction, Oregon and the third lease is located in Glendale, Oregon. EOW has farmed and processed industrial hemp on the farm leases, which hemp will be manufactured into cannabidiol (CBD) and related products. Due to declining market prices for industrial hemp and a shortage of available capital, we do not currently intend to farm hemp on the Oregon properties in 2020. Our current plan is to sub-lease the properties for the 2020 growing season to another farmer, although no subleases have been made at this time.

We have leased a small office in Delray Beach Florida to establish operations in close vicinity to our partner C2M, and it is anticipated that corporate functions will move to this location and staff will be hired as required to meet our growth. If additional or alternative space is needed in the future, we believe such space will be available on commercially reasonable terms as necessary. In December 2019, the Company and landlord agreed to extend the lease for another 6-month term from January 2020 to June 2020 with the same terms in the original lease agreement.

On July 9, 2019, we entered into a Commercial Lease Agreement with Skybar Holdings, LLC, a Florida limited liability company. Pursuant to the lease, we planned to lease the entire first floor (consisting of approximately 4,000 square feet) of a property located in Delray Beach, Florida. We planned to develop the premises to create a hemp-oriented health and wellness retail venue, including education, clothing and cosmetics, and to explore franchise opportunities. We have determined not to move forward with the project at this time and will pursue a cancellation of the lease.

Item 3. Legal Proceedings

On January 10, 2020, the Company and Jonathan Gilbert, a former director, entered into a Settlement Agreement and stipulation of dismissal of certain pending litigation in New York.   Under the agreement Mr. Gilbert retained 375,000 shares of common stock previously awarded and all other awards and obligations to Mr. Gilbert were cancelled and the Company and Mr. Gilbert exchanged mutual releases.

On September 9, 2019, Dr. Krassen Dimitrov, a former director, commenced an arbitration proceeding against the Company and its wholly-owned subsidiary Exactus Biosolutions, Inc. before the American Arbitration Association.  The complaint alleges breach of a consulting agreement for services by Dr. Dimitrov during 2017-2019 among other claims, and seeks $750,000 in damages.  The Company has filed an answer denying the claims and asserting numerous counterclaims against Dr. Dimitrov and his affiliated entities, KD Innovation Ltd., and Digital Diagnostics, Inc.  An arbitrator has been appointed in the matter and on May 1, 2020 issued a procedural order suspending further proceedings.

On February 26, 2020 a complaint was filed in the Circuit Court, Palm Beach County, Florida on behalf of five former employees of the Company.  The case is entitled Ryan Borcherds and Miriam Martinez vs. Exactus, Inc..  The complaint alleges the Company failed to pay wages and compensation to 2 employees under the Fair Labor Standards Act, breach of contract and violation of various Florida statutes, including allegations on behalf of other similarly situated persons.  The complaint seeks approximately $82,000 in unpaid wages as well as special damages, liquidated damages, interest and attorney’s fees.

From time to time, we may become involved in legal proceedings arising in the ordinary course of business. We are unable to predict the outcome of any such matters or the ultimate legal and financial liability, and at this time cannot reasonably estimate the possible loss or range of loss and accordingly have not accrued a related liability.

Item 4. Mine Safety Disclosures

Not applicable.
PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is quoted on the OTCQB over-the-counter market under the symbol “EXDI.” Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. On May 13, 2020 the closing bid price on the OTC Markets for our Common Stock was $0.1894.

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of May 22, 2020, we had 45,522,275 shares of our common stock issued and outstanding, and approximately 157 shareholders of record.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1. we would not be able to pay our debts as they become due in the usual course of business, or;
2. our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Item 6. Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

Whereas, in consideration for the Development Agreement, C2M was issued 8,385,691 shares of our Common Stock on January 8, 2019. Additionally, the Company granted immediately vested 10-year options to purchase 750,000 shares of Common Stock to founders of C2M, with exercise price of $0.32 per share. As a result, C2M was our largest shareholder holding (inclusive of the vested options held by its founders) approximately 51% of our outstanding Common Stock on the date of the Development Agreement. These options were granted to two owners and a co-founder of C2M.C2M will provide personnel necessary for our growth. Utilizing C2M employees and facilities, the Company has been able to rapidly access resources and opportunities in the hemp-derived CBD industry. Emiliano Aloi of C2M became a member of our Advisory Board in January 2019 and was appointed President of the Company on March 11, 2019.

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

On October 23, 2019, we amended the Amended and Restated Operating Agreement of EOW. Under the terms of the amendment, the minority members of EOW conveyed their 49.9% membership interest and rights to distributions related to the current 2019 hemp crop underway to the Company. As a result, the Company acquired the right to receive 100% of the distributions of net profit from the 2019 hemp crop on approximately 226 acres of farmland currently growing in Oregon. In addition, the members amended the payment schedule under which farm costs are required to be made by the Company. As consideration for the amendment, the Company agreed to issue 1,223,320 shares of its common stock, par value $0.0001 per share, to the minority members of EOW.

On July 31, 2019, we finalized and entered into a Management and Services Agreement in order to provide us project management and various other benefits associated with the farming rights, operations and opportunities with C2M, including assignment by C2M of C2M’s agreements and rights to acquire approximately 200 acres of hemp farming. Under the terms of the MSA, C2M agreed to provide further access to the opportunities and know-how of C2M, consented to the appointment of Emiliano Aloi, a seasoned hemp veteran previously an advisor and currently our Interim Chief Executive Officer, and to provide to us and EOW additional services consisting of, among other things:

●
right of participation for further investment and business opportunities in order to rapidly expand our business and operations in hemp-derived CBD;

●
executive, sourcing, vendor, product, production and other expertise and resources;

●
appointment of Aloi to the position of President;

●
introductions to farming and other financing;

●
drawings, designs and specifications for extraction, production and manufacturing facilities and resources; and

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

Results of Operations

Year ended December 31, 2019 and 2018:

Net Revenues The Company is principally engaged in the business production and selling of products made from industrial hemp. During the year ended December 31, 2019, we generated total revenues of $345,680 from the sale of CBD products, including revenues of $162,446 from a related party, C2M, who is a majority stockholder of the Company, for the year ended December 31, 2019. We did not have comparable revenues during the year ended December 31, 2018.

Cost of Sales The primary components of cost of sales include the cost of the CBD product. For the year ended December 31, 2019, the Company’s cost of sales amounted to $2,046,134 which primarily represents purchase of CBD products from C2M and cost of hemp crop sold to C2M for a total of $106,752, an inventory reserve of $723,391, inventory write-off of CBD products of $837,153 and indirect cost such as utilities, farm lease expenses, and depreciation expenses on farming equipment related to production and harvesting period of $171,788. We reduced inventory by $723,391 which is equal to the difference between the cost of the inventory and its estimated net realizable value. Additionally, CBD products under the Green Goddess brand with a cost of $837,153 has been written down to a value of $0 due to the age and questionable salability of the product. We did not have comparable cost of sales during the year ended December 31, 2018.

Operating Expenses

For the year ended December 31, 2019, we incurred $9,177,988 in operating expenses as compared to $2,436,226 for the year ended December 31, 2018, an increase of $6,741,762 or 277%. The increase in operating expenses consisted of the following:

General and administrative expenses increased by $1,357,627, or 71%, from $1,914,571 for the year ended December 31, 2018 to $3,272,198 for the year ended December 31, 2019, increase in amortization of intangible asset and depreciation expenses of approximately $866,000, increase lease expense related to our commercial lease and rent expense of approximately $247,000, increase in impairment expense related to our intangible assets and inventory of $250,000, and increase in other general administrative expenses of approximately $172,000 primarily due to travel expenses and increase in operations, offset by decrease in compensation including employee benefits of approximately $177,000 due to a decrease in contractual bonuses and stock options given to management.

Selling and marketing expenses increased by $930,260, or 5,158%, from $18,036 for the year ended December 31, 2018 to $948,296 for the year ended December 31, 2019 primarily due to increase in marketing and advertising expenses due to promotions, endorser’s fee, trade shows, samples, product awareness and salaries of our sales and marketing staff.

Professional and consulting fees increased by $4,731,775, or 2,324%, from $203,619 for the year ended December 31, 2018 to $4,935,394 for the year ended December 31, 2019 due to increased stock based consulting fees related with the grant of stock options and warrants, issuance of stocks to consultants and C2M, increase in hiring of consultant for business development and investor relations services, and increase in accounting fees and legal fees related to our public company filings.

Research and development decreased by $277,900 or 93%, from $300,000 for the year ended December 31, 2018 to $22,100 for the year ended December 31, 2019, as the Company delayed projects until additional funds are raised.

Other Expenses, net

Derivative loss increased by $1,042,889 or 126%, from $(828,694) for the year ended December 31, 2018 to $(1,871,583) for the year ended December 31, 2019, due to the issuance of new convertible notes in 2019 and adjustments to fair value.

Loss on stock settlement decreased by $607,929, or 100%, from $607,929 for the year ended December 31, 2018 to $0 for the year ended December 31, 2019, due to issuing shares to settle accounts payable balances and conversion of convertible notes and interest in year 2018. We did not have comparable gains or losses during the year ended December 31, 2019.

Gain on stock settlement of debt increased by $3,004,630, or 100%, from $0 for the year ended December 31, 2018 to $3,004,630 for the year ended December 31, 2019 due to the conversion of notes and interest into common and preferred shares during the year ended December 31, 2019. We did not have comparable gains or losses during the year ended December 31, 2018.

Interest expense increased by $14,641, or 3%, from $464,470 for the year ended December 31, 2018 to $479,111 for the year ended December 31, 2019. The increase in interest expense is primarily related to increase in amortization of debt discount and debt issuance cost related to our convertible note payable issued in year 2019.

Net Loss

As a result of the foregoing, we generated a net loss of $10,224,506 for the year ended December 31, 2019 as compared to a net loss of $4,337,319 for the year ended December 31, 2018, as a result of the discussion above.

As a result of the foregoing, we generated a net loss available to stockholders of $10,591,487 or $(0.31) per common share – basic and diluted, for the year ended December 31, 2019 as compared to a net loss of $4,337,319 or $(0.91) per common share – basic and diluted, for the year ended December 31, 2018, as a result of the discussion above.

Liquidity and Capital Resources

Since our inception in 2008, we have generated losses from operations. As of December 31, 2019, our accumulated deficit was $21,129,379.  As of December 31, 2019, we had $18,405 of cash and working capital deficit of $1,761,309. Accordingly, we will need to obtain further funding through public or private equity offerings, debt financing, collaboration arrangements or other sources. The issuance of any additional shares of Common Stock, preferred stock or convertible securities could be substantially dilutive to our shareholders. In addition, adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital, we will be forced to delay, reduce or eliminate our research and development programs and may not be able to continue as a going concern.

The Company has various principal outstanding balance for a total of $933,333 from convertible notes as of December 31, 2019. The convertible notes bear interest at a rate of ranging from 5% to 8% per annum and will mature from November 26, 2020 and February 1, 2023.

Net cash used in operating activities for the year ended December 31, 2019 was $5,746,290, due to our net loss of $10,224,506, offset by non-cash charges related to convertible loan notes derivative loss of $1,871,583 , amortization of debt discounts and debt issuance cost of $425,712, amortization of intangible assets of $828,526, amortization prepaid stock-based expenses of $285,494,depreciation expense of $63,770, deferred rent of $85,699, bad debt expense of $32,577, impairment expense of $1,087,346, inventory reserve of $723,391 and stock-based compensation of $3,774,640 offset by $3,004,630 for a debt settlement gain. Net changes in operating assets and liabilities totaled of $(1,695,892), which is primarily attributable to increases in total accounts receivable of $107,162, inventory of $2,864,383, prepaid expenses and other current assets of $140,765, deposit of $80,000 and total accounts payable and accrued expenses of $1,294,625, and unearned revenues of $215,000.

Net cash used in operating activities for the year ended December 31, 2018 was $465,755, due to our net loss of $4,337,319, offset by non-cash charges related to convertible loan notes derivative expense of $828,694, amortization of debt discounts of $405,173, $607,929 for a debt settlement loss, stock-based compensation of $892,073. Changes in operating assets and liabilities totaled a gain of $1,137,695, which primarily consisted of an increase in accrued expenses of $905,946 and increase in account payable of $188,378.

Net cash used in investing activity for the year ended December 31, 2019 was $2,041,203. We paid cash for the purchase of membership interest in subsidiary for $1,500,000 in connection with a Purchase Agreement and purchase of equipment for $541,203 as compared to none during the year ended December 31, 2018.

Net cash provided by financing activities for the year ended December 31, 2019 was $7,803,938, due to proceeds from sale of our Common Stock of $7,215,380, net proceeds from the issuance of notes payable and convertible notes $962,001, advance from related party of $242,500 offset by total note repayments of $245,943 and repayment on related party advances of $370,000.

Net cash provided by financing activities for the year ended December 31, 2018 was $306,500 due to $178,100 in proceeds from convertible loan notes, $103,400 in proceeds from the issuance of a note payables, $50,000 of net proceeds from sale of Series D Preferred Stock and the repayment of $25,000 of principal on convertible notes.

The Company had principal outstanding balance of $100,000 from convertible notes as of December 31, 2019. The convertible notes bear interest at a rate of 5% per annum and will mature on February 1, 2023. If a qualified financing from which at least $5 million of gross proceeds occurs prior to the maturity date, then the outstanding principal balance of the notes, together with all accrued and unpaid interest thereon, shall be automatically converted into common stock at $0.40 per Share. We believe this threshold has been met, and conversion of the note is pending

In addition, the Company had a principal balance of $833,333.33 under senior secured convertible promissory notes issued to an institutional investor under the Securities Purchase Agreement dated November 27, 2019. These notes bear interest at a rate of 8% and mature one year after their issuance. These notes are issued at 10% original issue discount and include 1/3 warrant coverage as additional consideration to the lender. All warrants are exercisable at $0.756 per share. The notes are convertible at a price of $0.50 per share. Additional debt financing on the same terms is available under the Securities Purchase Agreement, with: (1) an additional purchase of $277,778 in notes and associated warrants expected to occur on the third business day after the date of the filing of a registration statement on Form S-1 for the shares issuable upon conversion of the notes as required under a Registration Rights Agreement; and (2) an additional purchase of $833,333.33 in notes and associated warrants upon effectiveness of the registration statement. At this time, we are delinquent in our payments under the initial convertible note, with the May 1, 2020, April 1, 2020, and a portion of the February 25, 2020 payments currently in arrears. We intend to make these payments and the upcoming monthly payments with receipts from product sales and/or the proceeds of additional equity funding.

Going Concern

The audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2019 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. We have concluded that the circumstances described above continue to raise substantial doubt about our ability to continue as a going concern as of December 31, 2019.

Off-Balance Sheet Arrangements

As of December 31, 2019, we had no material off-balance sheet arrangements.

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

Recent Accounting Updates Not Yet Effective

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes.” This guidance, among other provisions, eliminates certain exceptions to existing guidance related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This guidance also requires an entity to reflect the effect of an enacted change in tax laws or rates in its effective income tax rate in the first interim period that includes the enactment date of the new legislation, aligning the timing of recognition of the effects from enacted tax law changes on the effective income tax rate with the effects on deferred income tax assets and liabilities. Under existing guidance, an entity recognizes the effects of the enacted tax law change on the effective income tax rate in the period that includes the effective date of the tax law. ASU 2019-12 is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this guidance.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Exactus, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Exactus, Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2019 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has recurring losses from operations, limited cash flow, and an accumulated deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ RBSM LLP

We have served as the Company’s auditor since 2014.

Henderson, NV
May 22, 2020

Exactus, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2019	2018

ASSETS
Current Assets:
Cash and cash equivalents	$18,405	$1,960
Accounts receivable, net	55,725	-
Accounts receivable - related party	18,860	-
Inventory, net	1,337,809	-
Prepaid expenses and other current assets	248,776	12,330
Prepaid expenses and other current assets - related party - current	622,160	-
Due from related parties	127,500	-
Total current assets	2,429,235	14,290

Other Assets:
Deposits	80,000	-
Prepaid expenses and other current assets - related party - long-term	2,492,045	-
Property and equipment, net	477,433	-
Intangible assets, net	2,147,311	-
Operating lease right-of-use assets, net	2,173,253	-
Total other assets	7,370,042	-

TOTAL ASSETS	$9,799,277	$14,290

LIABILITIES AND EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$1,442,409	$923,429
Accounts payable - related parties	454,511	-
Accrued expenses	358,010	46,875
Unearned revenue - related party	215,000	-
Note payable - related parties	55,556	51,400
Subscription payable	250,000	-
Convertible notes, net of discounts	85,906	491,788
Derivative liability	880,410	1,742,000
Settlement payable	-	17,000
Interest payable	16,677	66,300
Operating lease liabilities, current portion	432,065	-
Total current liabilities	4,190,544	3,338,792

Long Term Liabilities:
Convertible notes payable	100,000	100,000
Operating lease liabilities, long-term portion	1,826,887	-
Total long-term liabilities	1,926,887	100,000

TOTAL LIABILITIES	6,117,431	3,438,792

Commitment and contingencies (see Note 11)

Equity (Deficit):
Exactus, Inc. Stockholders' Equity (Deficit)
Preferred stock: 50,000,000 shares authorized; $0.0001 par value, 5,266,466 undesignated shares
issued and outstanding	-	-
Preferred stock Series A: 1,000,000 shares designated; $0.0001 par value,
353,109 shares issued and outstanding	35	-
Preferred stock Series B-1: 32,000,000 shares designated; $0.0001 par value,
1,650,000, and 2,800,000 shares issued and outstanding, respectively	165	280
Preferred stock Series B-2: 10,000,000 shares designated; $0.0001 par value,
7,516,000 and 8,684,000 shares issued and outstanding, respectively	752	868
Preferred stock Series C: 1,733,334 shares designated; $0.0001 par value,
none and 1,733,334 shares issued and outstanding, respectively	-	173
Preferred stock Series D: 200 shares designated; $0.0001 par value, 18 and 45
shares issued and outstanding, respectively	-	1
Preferred stock Series E: 10,000 shares designated; $0.0001 par value, 10,000 and none
shares issued and outstanding, respectively	1	-
Common stock: 650,000,000 shares authorized; $0.0001 par value,
43,819,325 and 6,233,524 shares issued and outstanding, respectively	4,382	623
Common stock to be issued (664,580 and none shares to be issued, respectively)	66	-
Additional paid-in capital	25,343,293	7,111,445
Accumulated deficit	(21,129,379)	(10,537,892)
Total Exactus Inc. Stockholders' Equity (Deficit)	4,219,315	(3,424,502)

Non-controlling interest in subsidiary	(537,469)	-

Total Stockholders' Equity (Deficit)	3,681,846	(3,424,502)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$9,799,277	$14,290

Exactus, Inc. and Subsidiaries
Consolidated Statements of Operations

	Years Ended December 31,
	2019	2018

Net revenues	$183,234	$-
Net revenues - related party	162,446	-

Total net revenues	345,680	-

Cost of sales	1,939, 382	-
Cost of sales - related party	106,752	-

Total cost of sales	2,046,134	-

Gross loss	(1,700,454)	-

Operating Expenses:
General and administration	3,272,198	1,914,571
Selling and marketing expenses	948,296	18,036
Professional and consulting	4,935,394	203,619
Research and development	22,100	300,000

Total Operating Expenses	9,177,988	2,436,226

Loss from Operations	(10,878,442)	(2,436,226)

Other Income (expenses):
Derivative loss	(1,871,583)	(828,694)
Loss on stock settlement	-	(607,929)
Gain on settlement of debt, net	3,004,630	-
Interest expense	(479,111)	(464,470)

Total Other Income (Expenses), net	653,936	(1,901,093)

Loss Before Provision for Income Taxes	(10,224,506)	(4,337,319)
Provision for income taxes	-	-

Net Loss	(10,224,506)	(4,337,319)

Net Loss attributable to non-controlling interest	537,469	-

Net Loss Attributable to Exactus, Inc.	(9,687,037)	(4,337,319)

Deemed dividend on Preferred Stock	(904,450)	-

Net Loss available to Exactus, Inc. common stockholders	$(10,591,487)	$(4,337,319)

Net Loss per Common Share - Basic and Diluted	$(0.30)	$(0.91)
Net Loss attributable to non-controlling interest per Common Share - Basic and Diluted	$(0.02)	$-
Net Loss available to Exactus, Inc. common stockholders per Common Share - Basic and Diluted	$(0.31)	$(0.91)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	33,899,585	4,764,056

The accompanying notes are an integral part of these consolidated financial statements.

Exactus, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Deficit)
For the Years Ended December 31, 2019 and 2018

	Preferred Stock- Series A		Preferred Stock- Series B-1		Preferred Stock- Series B-2		Preferred Stock- Series C		Preferred Stock- Series D		Preferred Stock- Series E		Common Stock		Common Stock - Unissued		Paid in	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance, December 31, 2017	-	$-	2,800,000	$280	8,684,000	$868	1,733,334	$173	-	$-	-	$-	4,383,983	$439	-	$-	$3,983,171	$(6,200,573)	$-	$(2,215,642)

Issuance of Series D preferred stock for cash	-	-	-	-	-	-	-	-	45	1			-	-			549,999	-	-	550,000
Common stock issued for debt settlement	-	-	-	-	-	-	-	-	-	-			214,834	21			343,714	-	-	343,735
Common stock issued upon convesion of
convertible debt	-	-	-	-	-	-	-	-	-	-			685,644	69			400,411	-	-	400,480
Common stock issued for services	-	-	-	-	-	-	-	-	-	-			375,000	37			25,963	-	-	26,000
Common stock issued for settlement	-	-	-	-	-	-	-	-	-	-			574,063	57			86,742	-	-	86,799
Warrants issued to Series B-2 holders	-	-	-	-	-	-	-	-	-	-			-	-			138,679	-	-	138,679
Related party debt forgiveness	-	-	-	-	-	-	-	-	-	-			-	-			1,355,372	-	-	1,355,372
Stock-based compensation	-	-	-	-	-	-	-	-	-	-			-	-			227,394	-	-	227,394
Net Loss	-	-	-	-	-	-	-	-	-	-			-	-			-	(4,337,319)	-	(4,337,319)

Balance, December 31, 2018	-	-	2,800,000	280	8,684,000	868	1,733,334	173	45	1	-	-	6,233,524	623	-	-	7,111,445	(10,537,892)	-	(3,424,502)

Preferred stock issued upon convesion of convertible debt	849,360	84	-	-	-	-	-	-	-	-	-	-	-	-	-	-	849,276	-	-	849,360
Preferred stock issued for private placement	55,090	6	-	-	-	-	-	-	-	-	-	-	-	-	-	-	55,084	-	-	55,090
Preferred stock issued pursuant to Management and Services Agreement	-	-	-	-	-	-	-	-	-	-	10,000	1	-	-	-	-	3,374,999	-	-	3,375,000
Conversion of Series A Preferred Stock to Common Stock	(551,341)	(55)	-	-	-	-	-	-	-	-	-	-	2,756,705	276	-	-	(221)	-	-	-
Conversion of Series B-1 Preferred Stock to Common Stock	-	-	(1,150,000)	(115)	-	-	-	-	-	-	-	-	143,750	14	-	-	101	-	-	-
Conversion of Series B-2 Preferred Stock to Common Stock	-	-	-	-	(1,168,000)	(116)	-	-	-	-	-	-	146,000	15	-	-	101	-	-	-
Conversion of Series D Prefered Stock to Common Stock	-	-	-	-	-	-	-	-	(27)	(1)	-	-	675,000	68	-	-	(67)	-	-	-
Deemed dividend on Preferred Stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	904,450	(904,450)	-	-
Common stock issued for private placement	-	-	-	-	-	-	-	-	-	-	-	-	22,187,007	2,219	-	-	7,213,161	-	-	7,215,380
Common Stock issued for Master Supply	-	-	-	-	-	-	-	-	-	-	-	-	8,385,691	839	-	-	(839)	-	-	-
Common stock issued for debt settlement	-	-	-	-	-	-	-	-	-	-	-	-	203,080	20	-	-	40,596	-	-	40,616
Common stock issued for purchase of membership interest in subsidiary	-	-	-	-	-	-	-	-	-	-	-	-	937,500	94	-	-	989,906	-	-	990,000
Common stock issued for purchase of membership interest in subsidiary	-	-	-	-	-	-	-	-	-	-	-	-	503,298	50	-	-	449,950	-	-	450,000
Common stock unissued for pursuant to Asset Purchase Agreement	-	-	-	-	-	-	-	-	-	-	-	-	-	-	100,000	10	69,990	-	-	70,000
Common stock issued upon conversion of convertible debt	-	-	-	-	-	-	-	-	-	-	-	-	250,000	25	-	-	195,975	-	-	196,000
Common stock issued and unissued for prepaid services	-	-	-	-	-	-	-	-	-	-	-	-	150,000	15	100,000	10	120,355	-	-	120,380
Common stock issued and unissued for services	-	-	-	-	-	-	-	-	-	-	-	-	1,312,490	131	20,830	2	925,714	-	-	925,847
Stock-based compensation in connection with restricted common stock award grants	-	-	-	-	-	-	-	-	-	-	-	-	115,280	11	68,750	7	143,896	-	-	143,914
Common stock and preferred stock cancelled per Surrender and Release Agreement				-	-	-	(1,733,334)	(173)	-	-	-	-	(180,000)	(18)	-	-	191	-	-	-
Common stock issued for exercise of stock options	-	-	-	-	-	-	-	-	-	-	-	-			375,000	37	(37)	-	-	-
Stock options granted for services	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,276,636	-	-	1,276,636
Stock warrants granted for services	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,428,243	-	-	1,428,243
Stock warrants granted as debt discount	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	194,388	-	-	194,388
Net Loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-		(9,687,037)	(537,469)	(10,224,506)
Balance, December 31, 2019	353,109	$35	1,650,000	$165	7,516,000	$752	-	$-	18	$-	10,000	$1	43,819,325	$4,382	664,580	$66	$25,343,293	$(21,129,379)	$(537,469)	$3,681,846

The accompanying notes are an integral part of these consolidated financial statements.

Exactus, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2019	2018

Cash Flows From Operating Activities:
Net loss	$(10,224,506)	$(4,337,319)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	63,770	-
Derivative loss	1,871,583	828,694
Stock-based compensation	3,774,640	892,073
Bad debt expense	32,577	-
Impairment expense	1,087,346	-
Inventory reserve	723,391	-
Amortization of prepaid stock-based expenses	285,494	-
Amortization of discount and debt issuance costs for convertible notes	425,712	405,173
Amortization of intangible assets	828,526	-
Deferred rent	85,699	-
Loss on stock settlement	-	607,929
Gain on settlement of debt	(3,004,630)	-
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	(88,302)	-
Accounts receivable - related party	(18,860)	-
Inventory	(2,864,383)	-
Prepaid expenses and other current assets	(140,765)	(872)
Deposit	(80,000)	-
Increase (decrease) in operating liabilities:
Accounts payable	518,979	188,378
Accounts payable - related party	454,511	-
Accrued expenses	321,135	905,946
Unearned revenues	215,000	-
Settlement payable	(20,000)	(3,000)
Interest payable	6,793	47,243
Net Cash Used In Operating Activities	(5,746,290)	(465,755)

Cash Flows From Investing Activities:
Purchase of membership interest in subsidiary	(1,500,000)	-
Purchase of property and equipment	(541,203)	-
Net Cash Used in Investing Activities	(2,041,203)	-

Cash Flows From Financing Activities:
Proceeds from sale of Series D preferred stock	-	50,000
Advances from related party	242,500	-
Repayments on related party advances	(370,000)	-
Proceeds from sale of common stock	7,215,380	-
Payments of principal on notes payable	(59,500)	-
Proceeds from issuance of notes payable	97,156	103,400
Payments of principal on convertible notes	(186,443)	(25,000)
Proceeds from issuance of convertible notes, net of issuance cost	864,845	178,100
Net Cash Provided By Financing Activities	7,803,938	306,500

Net increase (decrease) in cash and cash equivalents	16,445	(159,255)

Cash and cash equivalents at beginning of year	1,960	161,215

Cash and cash equivalents at end of year	$18,405	$1,960

Supplemental Cash Flow Information:
Cash paid for interest and finance charges	$40,116	$-
Cash paid for taxes	$-	$-

Non-Cash investing and financing activities:
Forgiveness of debt by officers and directors	$-	$1,355,372
Proceeds from sale of Series D preferred stock paid directly to settle amounts
due to officers and directors	$-	$500,000
Proceeds from sale of Series A preferred stock paid directly to settle debts	$55,090	$-
Convertible notes and interest payable settled by Series A preferred stock issued	$849,360	$-
Note payable, accrued expense and interest payable settled by common stock issued	$40,616	$-
Convertible notes settled by common stock issued	$196,000	$46,295
Accounts payable settled by common stock issued	$-	$85,934
Common stock issued for purchase of membership interest in subsidiary	$1,440,000	$-
Common stock and preferred stock issued for prepaid services	$3,495,380	$-
Common stock issued pursuant to asset purchase agreement	$70,000	$-
Increase in intangible assets for subscription payable	$250,000	$-

Initial beneficial conversion feature and debt discount on convertible notes	$670,467	$236,500
Stock warrants granted as debt discount	$194,388	$-
Initial derivative liability on convertible notes	$-	$469,000
Fair value of common stock issued on conversion of notes	$-	$400,480
Fair value of common stock issued for settlement of accounts payable	$-	$343,735
Preferred deemed dividend	$904,450	$-
Operating lease right-of-use assets and operating lease liabilities
recorded upon adoption of ASC 842	$2,431,362	$-
Reduction of operating lease right-of-use asset and operating lease liabilities	$258,109	$-
Prepaid expenses directly paid by a related party	$35,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

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

The Company identified the rapidly growing hemp-based CBD market as a valuable target for a new company focus. On January 8, 2019, the Company entered into the Master Product Development and Supply Agreement with C2M. In consideration for the Development Agreement (see Note 11), C2M was issued 8,385,691 shares of our Common Stock. Additionally, the Company granted immediately vested 10-year options to purchase 750,000 shares of Common Stock, with exercise price of $0.32 per share to three C2M founders. As a result, C2M became the Company’s largest shareholder holding (inclusive of the vested options held by its founders) approximately 51% of the Company’s outstanding Common Stock as of the date of the Development Agreement which has subsequently been reduced to approximately 19% as of December 31, 2019. Consequently, such transaction resulted in a change of control whereby, C2M obtained majority control through its Common Stock ownership (See Note 11). In connection with this agreement, the Company received access to expertise, resources, skills and experience suitable for production of CBD rich ingredients including isolates, distillates, water soluble, and proprietary formulations. Under the Development Agreement, the Company was allotted a minimum of 50 and up to 300 kilograms per month, and up to 2,500 kilograms annually, of CBD rich ingredients for resale and placed a $1 million purchase order for products. The Company currently offers products such as tinctures, edibles, capsules, topical solutions and animal health products manufactured for the Company as branded and white-label products.

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

On January 11, 2019, the Board of Directors of the Company approved a reverse stock split of the Company’s Common Stock at a ratio of 1-for-8 (the “Reverse Stock Split”) including shares issuable upon conversion of the Company’s outstanding convertible securities. All share and per share values of the Company’s Common Stock for all periods presented in this Report and in the accompanying consolidated financial statements are retroactively restated for the effect of the Reverse Stock Split.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The Company’s consolidated financial statements include the financial statements of its 50.1% subsidiary, EOW and 51% subsidiary, Paradise Medlife. All significant intercompany accounts and transactions have been eliminated in consolidation.

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission, which present the consolidated financial statements of the Company and its majority-owned subsidiaries as of December 31, 2019. All intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, stockholders’ equity (deficit) and cash flows as of December 31, 2019 and 2018, and for the years then ended, have been made. Those adjustments consist of normal and recurring adjustments.

Going concern

These consolidated financial statements are presented on the basis that the Company will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business. No adjustment has been made to the carrying amount and classification of the Company’s assets and the carrying amount of its liabilities based on the going concern uncertainty. As reflected in the accompanying consolidated financial statements, the Company had a net loss attributable to Exactus Inc. common stockholders of $10,591,487 for the year ended December 31, 2019. The net cash used in operating activities was $5,746,290 for the year ended December 31, 2019. Additionally, the Company had an accumulated deficit of $21,129,379 and working capital deficit of $1,761,309 at December 31, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of common and preferred shares and from the issuance of convertible promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Over the last several months the Company and its advisors have been evaluating numerous opportunities and relationships to increase shareholder value. The Company expects to realize revenue through its efforts, if successful, to sell wholesale and retail products to third parties. However, as the Company is in a start-up phase, in a new business venture, in a rapidly evolving industry, many of its costs and challenges are new and unknown. In order to fund the Company’s activities, the Company will need to raise additional capital either through the issuance of equity and/or the issuance of debt. During the year ended December 31, 2019, the Company received proceeds from the sale of the Company’s Common Stock of approximately $7.2 million.

In March 2020, the outbreak of COVID-19 (coronavirus) caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization, and the outbreak has become increasingly widespread in the United States, including in each of the areas in which the Company operates. The COVID-19 (coronavirus) outbreak has had a notable impact on general economic conditions, including but not limited to the temporary closures of many businesses, “shelter in place” and other governmental regulations, reduced business and consumer spending due to both job losses and reduced investing activity, among many other effects attributable to the COVID-19 (coronavirus), and there continue to be many unknowns. While to date the Company has not been required to stop operating, management is evaluating its use of its office space, virtual meetings and the like. The Company continues to monitor the impact of the COVID-19 (coronavirus) outbreak closely. The extent to which the COVID-19 (coronavirus) outbreak will impact the Company’s operations, ability to obtain financing or future financial results is uncertain.

Use of Estimates

The Company prepares its consolidated financial statements in conformity with GAAP which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet, and revenues and expenses for the period then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to the fair value of derivative liabilities, useful life of property and equipment, fair value of right of use assets, assumptions used in assessing impairment of long-term assets, contingent liabilities, and fair value of non-cash equity transactions.

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

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

The Company measures certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2019 and 2018:

	At December 31, 2019			At December 31, 2018
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	—	—	$880,410	—	—	$1,742,000

A roll forward of the level 3 valuation financial instruments is as follows:

December 31, 2019
Balance at beginning of year	$1,742,000
Initial fair value of derivative liabilities as debt discount	670,467
Initial fair value of derivative liabilities as derivative expense	786,823
Reduction through conversion of debt	(3,403,640)
Change in fair value included in derivative loss	1,084,760
Balance at end of year	$880,410

December 31, 2018
Balance at beginning of year	$930,000
Initial fair value of derivative liabilities as debt discount	236,500
Initial fair value of derivative liabilities as derivative expense	232,500
Reduction through conversion of debt	(90,855)
Change in fair value included in derivative loss	433,855
Balance at end of year	$1,742,000

As of December 31, 2019 and 2018, the Company has no assets that are re-measured at fair value.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying value of those investments approximates their fair market value due to their short maturity and liquidity. Cash and cash equivalents include cash on hand and amounts on deposit with financial institutions, which amounts may at times exceed federally insured limits. The Company has not experienced any losses on such accounts and do not believe the Company is exposed to any significant credit risk. The Company had $0 cash balances in excess of FDIC insured limits at December 31, 2019 and 2018, respectively. Cash and cash equivalents were $18,405 and $1,960 at December 31, 2019 and 2018, respectively.

Accounts receivable and allowance for doubtful accounts

The Company has a policy of providing an allowance for doubtful accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to bad debt expense and included in the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2019, and 2018, allowance for doubtful accounts amounted to $13,991 and $0, respectively. Bad debt expense amounted $32,577 and $0 during the year ended December 31, 2019 and 2018, respectively.

Prepaid Expenses and Other Current Assets

Total prepaid expenses and other current assets amounted to $248,776 and $12,330 at December 31, 2019 and 2018, respectively. Prepaid expenses to C2M who is a related party, amounted to $622,160 – current portion and $2,492,045 – long-term portion at December 31, 2019 (see Note 10). Prepaid expenses consist primarily of costs paid for future services which will occur within a year. Prepaid expenses may include prepayments in cash and equity instruments for an operating lease, consulting, and insurance fees which are being amortized over the terms of their respective agreements.

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

Inventory

The Company values inventory, consisting of raw materials, growing plants and finished goods, at the lower of cost or net realizable value. Cost is determined on the first-in and first-out (“FIFO”) method. The Company reduces inventory for the diminution of value, resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its estimated net realizable value. Factors utilized in the determination of the estimated net realizable value include (i) estimates of future demand, and (ii) competitive pricing pressures. In accordance with ASC 905, “Agriculture”, all direct and indirect costs of growing hemp are accumulated until the time of harvest and are reported at the lower of cost or net realizable value. Included in inventory is the Company’s hemp crop under cultivation on farm acreage leased by the Company. The cost of the hemp crop under cultivation is determined based upon costs to purchase industrial hemp seed and industrial hemp cuttings, plus farm labor, fertilizer, water and power, the cost to harvest and cost for drying services. The costs of planting, cultivating and harvesting the Company’s hemp crop are capitalized to hemp crop inventory under cultivation, when incurred. The Company determined the cost allocation of the hemp crop (hemp flowers and hemp cuttings) based upon a proforma Market Value Method. However, based upon current actual sales prices and after reviewing national sales trends, the Company established an inventory reserve to write down the inventory to net realizable value which is the estimated selling prices in the ordinary course of business, less reasonable predictable costs of completion, disposal and transportation or shipping.

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

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded impairment expense of $250,192 and $0 related to its intangible assets (see Note 6) and impairment expense on inventory of its CBD products of $837,153 (see Note 3) during the year ended December 31, 2019 and 2018, respectively and was included in cost of sales as reflected in the accompanying consolidated statements of operations.

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

The Company’s performance obligations are satisfied at the point in time when products are shipped or delivered to the customer, which is when the customer has title and the significant risks and rewards of ownership. Therefore, the Company’s contracts have a single performance obligation (shipment of product). The Company primarily receives fixed consideration for sales of product. Payments received from customers that are related to unshipped or undelivered products are recorded as unearned revenue until the shipment of product. As of December 31, 2019 and 2018, the Company had $215,000 and $0, respectively, of unearned revenue recorded from the Company’s related party customer, C2M (see Note 12).

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

Cost of Sales

The primary components of cost of sales include the cost of the product, and, indirect cost such as utilities, farm lease expenses, and depreciation expenses on farming equipment related to production and harvesting period.

Research and Development Expenses

The Company follow ASC 730-10, “Research and Development,” and expenses research and development costs when incurred.  Accordingly, third-party research and development costs, including designing, prototyping and testing of product, are expensed when the contracted work has been performed or milestone results have been achieved. Indirect costs are allocated based on percentage usage related to the research and development.   Research and development costs of $22,100 and $300,000 were incurred for the year ended December 31, 2019 and 2018, respectively and are included in operating expenses on the accompanying consolidated statements of operations.

Advertising Costs

The Company applies ASC 720 “Other Expenses” to account for advertising related costs. Pursuant to ASC 720-35-25-1, the Company expenses the advertising costs when the first time the advertising takes place. Advertising costs were $496,908 and $18,036 for the year ended December 31, 2019 and 2018, respectively, and are included in selling and marketing expenses on the accompanying consolidated statement of operations.

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with ASC 606. The amounts charged to customers for shipping products are recognized as revenues and the related costs of shipping products are classified in selling and marketing expenses as incurred. Shipping costs included in selling and marketing expenses were $11,835 and $0 for the year ended December 31, 2019 and 2018, respectively.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. The reclassified amounts have no impact on the Company’s previously reported financial position or results of operations.

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

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

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

For the year ended December 31, 2019 and 2018, the following potentially dilutive shares were excluded from the computation of diluted earnings per shares because their impact was anti-dilutive:

	2019	2018
Stock Options	4,671,280	959,375
Stock Warrants	2,014,299	644,083
Restricted stock to be issued upon vesting	3,583,328	-
Convertible Preferred Stock	9,611,295	2,602,167
Convertible Debt	3,027,778	22,134,849
Total	22,907,980	26,340,474

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

Gain (Loss) on Modification/Extinguishment of Debt

In accordance with ASC 470, “Gain (Loss) on Modification/Extinguishment of Debt”, a modification or an exchange of debt instruments that adds or eliminates a conversion option that was substantive at the date of the modification or exchange is considered a substantive change and is measured and accounted for as extinguishment of the original instrument along with the recognition of a gain or loss. Additionally, under ASC 470, a substantive modification of a debt instrument is deemed to have been accomplished with debt instruments that are substantially different if the present value of the cash flows under the terms of the new debt instrument is at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. A substantive modification is accounted for as an extinguishment of the original instrument along with the recognition of a gain/loss.

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

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

Operating lease ROU assets represents the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company use an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in general and administrative expenses in the consolidated statements of operations.

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

The Company has reviewed the FASB issued ASU accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. We have carefully considered the new pronouncements that alter previous generally accepted accounting principles and do not believe that any new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of the Company’s financial management.

Recent Accounting Updates Not Yet Effective

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes.” This guidance, among other provisions, eliminates certain exceptions to existing guidance related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This guidance also requires an entity to reflect the effect of an enacted change in tax laws or rates in its effective income tax rate in the first interim period that includes the enactment date of the new legislation, aligning the timing of recognition of the effects from enacted tax law changes on the effective income tax rate with the effects on deferred income tax assets and liabilities. Under existing guidance, an entity recognizes the effects of the enacted tax law change on the effective income tax rate in the period that includes the effective date of the tax law. ASU 2019-12 is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this guidance.

NOTE 3 – ACQUISITION OF ASSETS AND OWNERSHIP

Exactus One World

On March 11, 2019, the Company acquired a 50.1% limited liability membership interest in Exactus One World, LLC, an Oregon limited liability company, formed on January 25, 2019 which since inception, had no operations.

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

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

The acquisition of the 30% membership interest is deemed to be an investment in and capital contribution to EOW and shall be eliminated upon consolidation. The Company paid a total of approximately $2,344,000 between April 2019 and September 2019fully paid the $2,700,000 purchase price as of December 31, 2019.

Under the term of the Purchase Agreement, the Company acquired 20.1% of EOW from existing members for aggregate consideration of $2,940,000 consisting of total cash payments of $1,500,000, 937,500 shares of the Company’s Common Stock, and $450,000 worth of shares of Common Stock on June 14, 2019.  Pursuant to the terms of the Purchase Agreement, the Company issued 937,500 shares of its Common Stock valued at $990,000, or $1.056 per share, the fair value of the Company’s Common Stock based on the quoted trading price on the date of the Purchase Agreement. No goodwill was recorded since the Purchase Agreement was accounted for as an asset purchase.

The consideration shall be paid to the sellers as follows:

●	$300,000 cash and 937,500 shares of the Company’s Common Stock to the sellers upon execution, which was paid during the year ended December 31, 2019;
●	$700,000 on April 20, 2019 which was paid on April 18, 2019;
●
On June 10, 2019, the Company was required to issue and issued the sellers an additional $450,000 of shares of Common Stock of the Company based upon the 20 day volume weighted average price per share on the date of issue which was equivalent to $0.89 per share or 503,298 shares of the Company’s Common Stock and was issued in August 2019; and

●	$500,000 on September 1, 2019 which was fully paid by November 2019.

At December 31, 2019, the Company has an outstanding balance of $0 to the existing members which was included in subscription payable in the consolidated balance sheets.

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

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

Additionally, the Company recorded the acquisition of 50.1% of membership interest in EOW under the FASB issued ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). As of December 31, 2019, the Company recorded a non-controlling interest balance of $537,469 in connection with the majority-owned subsidiary, EOW as reflected in the accompanying consolidated balance sheet and losses attributable to non-controlling interest of $537,469 during the year ended December 31, 2019, as reflected in the accompanying consolidated statements of operations.

Paradise Medlife, LLC

On July 5, 2019, the Company entered into an Operating Agreement (the “Operating Agreement”) with Paradise Medlife, LLC and Paradise CBD, LLC. Paradise Medlife is a Florida Limited Liability Company, organized on April 12, 2019 with no operations since inception. The Company shall contribute capital of $50,000 in the form of CBD products in exchange for 51% ownership of Paradise Medlife. Consequently, Paradise Medlife became a majority owned subsidiary of the Company. To date, Paradise Medlife has no operations. At December 31, 2019, the Company has not yet contributed the capital of $50,000. The Company anticipates to contribute the capital in the form of CBD products during fiscal 2020.

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

Under the terms of the Green Goddess Purchase Agreement the Company agreed to issue 250,000 shares of the Company’s Common Stock and pay $250,000 cash for the acquisition to be paid in six installments. The first installment of $41,667 shall be due within 90 days of the closing and the five additional installments shall be paid starting on October 12, 2019 and continuing on the first day of each following month. At December 31, 2019, the Company has an outstanding balance of $250,000 to the seller which is included in subscription payable in the consolidated balance sheets. The Company is currently in default under the Asset Purchase Agreement. However, there are no penalty interest or charges from the default pursuant to the Asset Purchase Agreement.

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

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

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

The relative fair value of the assets acquired were based on management’s estimates of the fair values on July 31, 2019. Based upon the purchase price allocation, the following table summarizes the estimated relative fair value of the assets acquired at the date of acquisition:

Intangible asset – trademark	$3,500
Intangible assets – customer list	212,529
Inventory	33,971
Total assets acquired at fair value	250,000
Total purchase consideration	$250,000

During the year ended December 31, 2019 the Company fully impaired the assets and resulted in an impairment loss of $186,025 related to the Green Goddess intangible asset (see Note 6).

The Company, Green Goddess and the founder of Green Goddess have each asserted various claims against the other for breach of contract although no proceedings have been commenced.  Currently, the Company has suspended efforts to market and sell CBD products under the Green Goddess brand and Green Goddess has suspended delivery of the Company’s inventory due to the disputes which involve, among other things, the amounts that were due and owing Green Goddess from C2M for orders placed prior to the asset purchase, the nature and going concern value of the assets purchased by the Company and representations concerning the operation of the business and performance by the founder under the employment agreement.  There can be no assurance the parties will resolve their differences or that the prior agreements will not be terminated. The CBD products with a cost of $837,153 currently held inventory has been written down to a value of $0 due to the age and questionable salability of the product. During the year ended December 31, 2019, the Company fully impaired the finished goods related to CBD products and resulted in an impairment loss of $837,153 which is included in cost of sales on the consolidated statements of operations.

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

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

The relative fair value of the assets acquired were based on management’s estimates of the fair values on September 30, 2019. Based upon the purchase price allocation, the following table summarizes the estimated relative fair value of the assets acquired at the date of acquisition:

Intangible asset – Brand	$70,000
Total assets acquired at fair value	70,000
Total purchase consideration	$70,000

During the year ended December 31, 2019 the Company recorded an impairment expense of $64,167 related to the Levor intangible asset (see Note 6).

NOTE 4 – INVENTORY

Inventory, net consisted of the following:
	December 31,2019	December 31,2018

Finished goods – hemp flowers and hemp cuttings	$1,337,809	$-

During the year ended December 31, 2019, the Company recorded a reserve or inventory write-off related to inventory of $723,391 which is equal to the difference between the cost of the inventory and its estimated net realizable value and is included in cost of sales as reflected in the accompanying consolidated statements of operations. Additionally, during the year ended December 31, 2019, the Company fully impaired the finished goods related to purchased CBD products from C2M and resulted in an impairment loss of $837,153 which is included in cost of sales on the consolidated statements of operations (see Note 3).

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated life	As of December 31,2019	As of December 31,2018

Greenhouse	10 years	$34,465	$-
Fencing and storage	5 years	44,543	-
Irrigation	5 years	387,975	-
Office and computer equipment	3 years	40,834	-
Farming Equipment	5 years	11,500	-
Leasehold improvement	5 years	21,886	-
Less: Accumulated depreciation		(63,770)	-
		$477,433	$-

Depreciation expense amounted to $63,770 and $0 for the year ended December 31, 2019 and 2018, respectively. During the year ended December 31, 2019, depreciation expense of $26,069 was included in cost of sale and $37,701 was included in general and administrative expenses as reflected in the accompanying consolidated statements of operations.

NOTE 6 – INTANGIBLE ASSET

At December 31, 2019 and 2018, intangible asset consisted of the following:

	Useful life	December 31, 2019	December 31, 2018
Participation rights - EOW	3 year	$2,930,000	$-
Hemp operating license - EOW	1 year	10,000	-
Trademark – Green Goddess	3 year	3,500	-
Customer list – Green Goddess	3 year	212,529	-
Brand - Levor	3 year	70,000	-
		3,226,029	-
Less: accumulated amortization	(828,526)	-
Less: Impairment expenses	(250,192)	-
	$2,147,311	$-

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

For the year ended December 31, 2019 and 2018, amortization of intangible assets amounted to $828,526 and $0, respectively. Amortization of intangible assets attributable to future periods is as follows:

Year ending December 31:	Amount
2020	$978,750
2021	976,667
2022	191,894
$2,147,311

NOTE 7 - OPERATING LEASE RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

On March 1, 2019, the Company, through its majority-owned subsidiary, EOW, entered into a farm lease agreement for a lease term of one year. The lease premise is located in Cave Junction, Oregon and consists of approximately 100 acres. The lease requires the Company to pay 5% of the net income realized by the Company from the operation of the lease farm. Accordingly, the Company recognized $0 Right-of-use asset (“ROU”) and lease liabilities on this farm lease as the Company has not determined when it will generate net income from this lease. The lease shall continue in effect from year to year except for at least a 30-day written notice of termination. The Company has not paid any lease under this agreement for the year ended December 31, 2019.

On March 1, 2019, the Company, through its majority-owned subsidiary, EOW, entered into a farm lease agreement for a lease term of one year. The lease premise is located in Glendale, Oregon and consists of approximately 100 acres. The lease requires the Company to pay $120,000 per year, whereby $50,000 was payable upon execution and $70,000 shall be payable prior to planting for agricultural use or related purposes. The lease shall continue in effect from year to year except for at least a 30-day written notice of termination. The Company has recognized lease expense of $100,000 for the year ended December 31, 2019 and was included in cost of sales on the consolidated statements of operations.

On April 30, 2019, the Company, through its majority-owned subsidiary, EOW, entered into a farm lease agreement for a lease term of one year. The lease premise is located in Cave Junction, Oregon and consists of approximately 38 acres. The lease requires the Company to pay $76,000 per year, whereby $38,000 was payable upon execution and $38,000 shall be payable on September 15, 2019 and 2% of the net income realized by the Company from the operation of the leased farm. The lease shall continue in effect from year to year for five years except for at least a 30-day written notice of termination. The Company has paid the initial payment of $26,000 and the remaining $12,000 was paid directly to the landlord by an affiliated company who is renting the portion of the lease property from the Company. The affiliated company is owned by two managing members of EOW. EOW is in the process of arranging a sub-lease agreement with the affiliated company. The Company recognized lease expense of $134,667 included in cost of sales for the year ended December 31, 2019 and recorded $17,333 as prepaid expense to be amortized over the term of this lease.

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

The Company adopted ASC Topic 842 on January 1, 2019. Between March 2019 and August 2019 which are the execution dates of various lease agreements, the Company recorded right-of-use assets totaling $2,431,362 and total lease liabilities of $2,431,362 based on an incremental borrowing rate of 10%. The Company recorded lease expense of $340,365 and $0 for the year ended December 31, 2019 and 2018, respectively. During the year ended December 31, 2019, lease expenses of $134,667 was included in cost of sale and $205,698 was included in general and administrative expenses as reflected in the accompanying consolidated statements of operations.

The cash outflows from operating leases for the year ended December 31, 2019 was $172,410. The weighted average remaining lease term and the incremental borrowing rate for operating leases at December 31, 2019 were 2.81 years and 10%, respectively.

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

ROU is summarized below:

December 31, 2019
Farm lease ROU	$506,506
Commercial lease ROU	1,924,856
Less accumulated amortization	(258,109)
Balance of ROU asset as of December 31, 2019	$2,173,253

Operating lease liability related to the ROU asset is summarized below:

December 31, 2019
Farm lease	$506,506
Commercial lease ROU	1,924,856
Total lease liability	2,431,362
Reduction of lease liability	(172,410)
Total	2,258,952
Less: current portion	(432,065)
Long term portion of lease liability as of December 31, 2019	$1,826,887

Minimum lease payments under non-cancelable operating lease at December 31, 2019 are as follows:

Year ended December 31, 2019	$270,672
Year ended December 31, 2020	682,000
Year ended December 31, 2021	696,580
Year ended December 31, 2022	560,933
Year ended December 31, 2023	531,063
Year ended December 31, 2024	315,140
Total	3,056,388
Less: undiscounted payments during the year ended December 31, 2019	(270,672)
Total undiscounted future minimum lease payments due as of December 31, 2019	2,785,716
Imputed interest	(526,764)
Total operating lease liability	$2,258,952

NOTE 8 - NOTES PAYABLE – RELATED PARTIES

On June 28, 2017, the Company issued promissory notes to two of the Company’s then executive officers. The promissory notes accrue interest at a rate of 8.0% per annum and matures on the earlier of (i) one (1) year from the date of the promissory note, and (ii) the closing the sale of the Company’s securities in a single transaction or a series of related transactions from which at least $500,000 of gross proceeds are raised. During the year ended December 31, 2019, the Company had borrowed $14,229 under the promissory notes. Between February 2019 and March 2019, the Company paid $11,129 under the promissory notes. Additionally, in March 2019, the Company issued 153,080 shares of its Common Stock to a former executive officer upon the conversion of $27,000 of principal amount and accrued interest of $3,267 under a promissory note. In August 2019, the Company repaid principal amount of $21,000 and accrued interest of $1,769. The remaining principal balance of $6,500 and accrued interest of $2,107 were deemed paid pursuant to their severance arrangements. During the year ended December 31, 2019 and 2018, the Company recognized $1,214 and $3,981, respectively, of interest expense. As of December 31, 2019 and 2018, the notes had accrued interest balances of $0 and $5,928, respectively. As of December 31, 2019 and 2018, the principal balance under the notes was $0 and $51,400, respectively.

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

During October 2019, the Company entered into two short-term promissory notes (the “Notes”) for an aggregate principal amount of $94,056 and gross cash proceeds of $85,000 (original issue discount of $9,056). A note with principal amount of $55,556 was subscribed by Andrew Johnson, an officer of the Company. The Notes became due and payable between October 18, 2019 and December 16, 2019 and bear interest at a rate of twelve (12%) percent per annum prior to the maturity date, and eighteen (18%) per annum if unpaid following the maturity date. The Notes are unsecured obligations of the Company. In addition, the Notes carry a 10% original issue discount of $9,056 which have been amortized and recorded in interest expense on the accompanying consolidated statements of operations. In December 2019, the Company repaid one of the notes with principal amount of $38,500 and accrued interest of $770. During the year ended December 31, 2019 and 2018, the Company recognized $2,048 and $0, respectively, of interest expense. As of December 31, 2019 and 2018, the notes had accrued interest balances of $1,278 and $0, respectively. As of December 31, 2019 and 2018, the principal balance under the notes was $55,556 and $0, respectively.  The Company is currently negotiating on extending the maturity date of the related party note with principal amount of $55,556.

NOTE 9 - CONVERTIBLE NOTES PAYABLE
The Company’s convertible notes consist of the following as of December 31, 2019 and 2018:	2019	2018

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

Convertible note in the amount of $65,000 dated, December 21, 2017, accruing interest at an annual rate of 12%, matured on December 21, 2018, and convertible into Common Stock of the Company at a conversion price equal to the lesser of (i) closing sale price of the Common Stock on the principal market on the trading day immediately preceding the closing date and (ii) 60% of the average of the three lowest trading prices of the Company’s Common Stock during the twenty-day trading period prior to the conversion (the “Note”). The Company received net proceeds of $62,400 from the issuance of the Note, after deducting an original issue discount and debt issuance costs. On March 28, 2018, the Company amended the Note to (i) increase the aggregate principal amount of the Note to $71,500 and (ii) adjust the conversion price to the lesser of (i) closing sale price of the Common Stock on the principal market on the trading day immediately preceding the closing date and (ii) 51% of the average of the three lowest trading prices of the Company’s Common Stock during the twenty-five day trading period prior to the conversion. On November 11, 2018, the holder of the note converted $5,325 of the principal of the Note to 187,500 shares of Common Stock. On December 18, 2018, the holder of the Note converted $4,850 of the principal of the Note to 100,000 shares of Common Stock. The Company determined that the conversion feature embedded in the Note required bifurcation and presentation as a liability.-
89,588

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

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

Convertible Notes in the aggregate amount of $100,000, issued on March 22, 2018. The Notes bear interest at a rate of 5% per annum and will mature on February 1, 2023. If a qualified financing from which at least $5 million of gross proceeds are raised occurs prior to the maturity date, then the outstanding principal balance of the notes, together with all accrued and unpaid interest thereon, shall be automatically converted into a number of shares of the Company’s Common Stock at $0.40 per Share. The Notes offers registration rights wherein the Company agrees that within 45 days of a Qualified Offering, prior to the Maturity Date, the Company shall file a registration statement with the SEC registering for resale of the shares of Company’s Common Stock into which the Notes are convertible. The Company shall send a written conversion notice to the lender pursuant to the note agreement during the second quarter of fiscal 2020 and as such the principal balance of the convertible note remains outstanding as of December 31, 2019.
100,000	100,000

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

Convertible Notes in the amount of $229,890, issued on January 11, 2019 which features an original issue discount of 10%. The Note bears interest at a rate of 8% per year, and is due 12 months from the date of issue. Beginning on the 170th day after issue, the Note is convertible to our Common Stock at price equal to the lesser of $2.00 ($0.25 pre-split) per share, or the variable conversion price. The variable conversion price is defined as 60% of the average of our 3 lowest trading prices in the 20 trading days prior to the conversion.	-	-

Convertible Note in the amount of $833,333, issued on November 27, 2019. The Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a single institutional investor (the “Purchaser”), pursuant to which the Company agreed to sell to Purchaser in a series of 3 closings up to $1,944,444 in aggregate principal amount of the Company’s senior secured convertible promissory notes (the “Notes”) and warrants to purchase shares of the Company’s Common Stock (the “Warrants”). On November 27, 2019 (the “Initial Closing Date”), the Company issued a Note in the principal amount of $833,333, and a two-year Warrant to purchase 275,612 shares of Common Stock at an exercise price of $0.756 per share (see Note 10). The Notes will be issued at a 10% original issue discount and bear an interest rate of 8%. The Notes mature one year after their issuance unless accelerated due to an event of default. The Notes are redeemable, in whole or in part, at any time at the discretion of the Company. At the Initial Closing Date, the Company received net proceeds, after the original issue discount and the Purchaser’s counsel fees, of $730,000.

Each note is convertible at the option of the note holder at any time into shares of our common stock at the fixed conversion rate of $0.50 per share. However, the conversion rate is subject to adjustment in the event of default, redemption and upon the occurrence of certain events affecting stockholders generally, such as stock splits and recapitalizations. The Company must pay amortization redemption payments equaling one-ninth of the original principal amount due on each note commencing 90 days after issuance and continuing during the following eight months (each an “Amortization Redemption”). The note holder may at its option accelerate up to six future amortization redemption payments, in which case the note holder may demand the accelerated amortization amounts be paid in shares of the Company’s common stock at the lesser of i) the fixed conversion rate of $0.50 per share of common stock, or (ii) the rate equal to 80% of the lowest volume weighted average price, or VWAP, during the 10 trading days immediately before the applicable date of the amortization redemption payment (“Amortization Conversion Rate”). Amortization redemption payment amount is equivalent to 110% of the sum of (i) one-ninth (1/9th) of the Original Principal Amount of this Note, (ii) 100% of all accrued and unpaid interest on the principal amount of this Note that is subject to such Amortization Redemption, (iii) 100% of the Make-Whole Amount payable in respect of the principal amount of this Note that is subject to such Amortization Redemption (as applicable), and (iv) all liquidated damages, costs of collection and other amounts payable in respect of this Note as of the applicable amortization redemption payment Date for such Amortization Redemption. If the Company fails to make a redemption payment, the note holder may demand the amortization amounts be paid in shares of the Company’s common stock at the lesser of fixed conversion rate of $0.50 per share of common stock or the Amortization Conversion Rate.  In addition, in the event of a subsequent issuance of the Company’s common stock or debt, the Company is subject to mandatory redemption provisions as defined in the note agreement. The Company may not issue shares of the Company’s common stock to third parties at a price lower than the fixed conversion rate of $0.50 per share of common stock without the consent of the note holder. At this time, the Company is delinquent in its payments under the initial convertible note, with the May 1, 2020, April 1, 2020, and a portion of the February 25, 2020 payments currently in arrears. The Company intends to make these payments and the upcoming monthly payments with receipts from product sales and/or the proceeds of additional equity funding

The Company paid original issuance cost of $83,333, cash commission and loan fees of $92,055, and recorded redemption premium of $88,889 related to the amortization redemption payment in connection with this note payable and are being amortized over the term of the note. On the Initial Closing Date, certain FINRA broker-dealers who acted on behalf of the Company were paid aggregate cash commissions of approximately $72,055 and were granted a four-year warrant to acquire an aggregate of 84,187 shares of Common Stock at an exercise price of $0.792 per share of common stock at any time before the close of business four years after their issuance, subject to adjustment in the event of stock dividends, splits, fundamental transactions, or other changes in our capital structure (see Note 10).
	85,906	-

Carrying Amount of Convertible Debt	$185,906	$591,788
Less: Current Portion	(85,906)	(491,788)
Convertible Notes, Long Term	$100,000	$100,000

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

The following is a summary of the carrying amounts of convertible notes as of December 31, 2019 and 2018:

	2019	2018
Principal Amount	$933,333	$701,694
Add: amortization of redemption premium	8,280	-
Less: unamortized debt discount and debt issuance costs	(755,707)	(109,906)
Total convertible debt less unamortized debt discount and debt issuance costs	$185,906	$591,788

In connection with the issuance of notes during the year ended December 31, 2019, on the initial measurement date of the notes, the fair values of the embedded conversion option of $1,457,290 was recorded as derivative liabilities of which $786,823 was charged to current period operations as initial derivative expense and $670,467 was recorded as a debt discount which was amortized into interest expense over the term of the note. The Company recognized gain on extinguishment of debt due to repayment and conversions of notes into shares of common and preferred stock of $3,004,630 and change in fair value of derivative liabilities of $1,084,760 during the year ended December 31, 2019. The Company determined that the conversion options embedded in the Notes require liability presentation at fair value. Each of these instruments provide the holder with the right to convert into Common Stock at a fixed discount market, with certain notes subject to a cap on the conversion price. These clauses cause uncertainty as to the number of shares issuable upon conversion of convertible debt and accordingly require liability presentation on the balance sheet in accordance with US GAAP. For the year ended December 31, 2019 and 2018, the Company measured the fair value of the embedded derivatives using a binomial model and Monte Carlo simulations, and the following assumptions:

	2019	2018
Expected Volatility	239.97% to 567.11%	85.80% to 455.80%
Expected Term	0.25 to 1.0 Years	0.25 to 1.0 Years
Risk Free Rate	1.59% to 2.54%	1.60% to 2.60%
Dividend Rate	0.00%	0.00%

During the year ended December 31, 2019, the Company issued an aggregate of 849,360 Series A preferred stock to various note holders and also sold an aggregate of 55,090 shares of preferred stock for $55,090 which were used to repay and convert a total of $842,791 of principal amount (includes penalty fees of $149,313, included in derivative expenses) during the year ended December 31, 2019 and accrued interest of $61,569 pursuant to the Exchange Agreements (the “Exchange Agreements”) (see Note 10). During the year ended December 31, 2019, the Company issued 250,000 shares of Common Stock to a note holder upon the conversion of $4,000 of accrued interest. In March 2019, the Company paid off the principal notes of $186,443 (includes penalty fees of $48,337, included in derivative expenses) during the year ended December 31, 2019 and accrued interest of $20,467. During the year ended December 31, 2019, the Company recorded a gain on settlement of debt of $3,004,630 in connection with the exchange and repayments of various convertible notes.

During the years ended December 31, 2019 and 2018, the Company recognized $11,481 and $55,877, respectively, of interest expense. During the years ended December 31, 2019 and 2018, the Company amortized debt discount of $425,712 and $405,173, respectively, of interest expense.

As of December 31, 2019 and 2018, the notes had accrued interest balances of $15,399 and $60,372, respectively.

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

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

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

During the year ended December 31, 2019, the Company issued an aggregate of 849,360 shares of Series A Preferred Stock to various note holders and also sold an aggregate of 55,090 shares of Series A preferred stock for $55,090 in a private placement, which was used to repay and convert a total of $842,791 of principal amount (includes penalty fees of $149,313 during the year ended December 31, 2019) and accrued interest of $61,569 pursuant to Exchange Agreements. Accordingly, the Company recognized a deemed dividend of $904,450 during the year ended December 31, 2019 in connection with the issuance of these Series A Preferred Stock.

During the year ended December 31, 2019, the Company converted 551,341 Series A Preferred Stock into 2,756,705 shares of Common Stock. There are 353,109 and 0 shares of Series A Preferred Stock outstanding as of December 31, 2019 and 2018, respectively.

Series B-1 - On February 29, 2016, the Company’s Board of Directors voted to designate a class of preferred stock entitled Series B-1 Convertible Preferred Stock (“Series B-1 Preferred Stock”), consisting of up to 32,000,000 shares, par value $0.0001 per share.  With respect to rights on liquidation, winding up and dissolution, the Series B-1 Preferred Stock ranks pari passu to the class of Common Stock. Shares of Series B-1 Preferred Stock have no dividend rights except as may be declared by the Board in its sole and absolute discretion, out of funds legally available for that purpose. Shares of Series B-1 Preferred Stock are convertible, at the option of the holder, into shares of Common Stock at a conversion rate of 0.125 shares for 1 share basis. Holders of Series B-1 Preferred Stock have the right to vote as-if-converted to Common Stock on all matters submitted to a vote of holders of the Company’s Common Stock. On February 29, 2016, the Company issued 30,000,000 shares of Series B-1 Preferred Stock.

During the year ended December 31, 2019, the Company converted 1,150,000 Series B-1 Preferred Stock into 143,750 shares of Common Stock.   There are 1,650,000 and 2,800,000 shares of Series B-1 preferred stock outstanding, which are convertible into 206,250 and 350,000 shares of common stock, as of December 31, 2019 and 2018, respectively.

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

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

During the year ended December 31, 2019, the Company converted 1,168,000 Series B-2 Preferred Stock into 146,000 shares of Common Stock.   There are 7,516,000 and 8,684,000 shares of Series B-1 preferred stock outstanding, which were convertible into 939,500 and 1,085,500 shares of common stock as of December 31, 2019 and 2018, respectively.

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

As of December 31, 2019 and 2018, there were 0 and 1,733,334 shares of Series C Preferred Stock issued and outstanding which were convertible into 0 and 216,667 shares of common stock, respectively.

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

On March 28, 2018, the Company issued 45 shares of Series D Preferred Stock. The Company received $550,000 in connection with the Offering including $50,000 in cash for 5 shares of Series D Preferred Stock and $500,000 in debt re-payment to officers and directors for 2016 and 2017 bonuses for 40 shares of Series D Preferred Stock. During the year ended December 31, 2019, the Company converted 27 shares of Series D Preferred Stock into 675,000 shares of Common Stock.  There are 18 and 45 shares of Series D preferred stock outstanding which were convertible into 450,000 and 1,125,000 shares of common stock as of December 31, 2019 and 2018, respectively.

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

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

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

On July 31, 2019, the Company granted 10,000 Series E Preferred in connection with a Management and Services Agreement (the “MSA”) with C2M, the Company’s largest shareholder (see Note 11). The Company valued the 10,000 Series E Preferred shares which is equivalent into 6,250,000 common shares at a fair value of $0.54 per common share or $3,375,000 based on the sales of common stock on recent private placements on the dates of grant. During the year ended December 31, 2019, the Company recorded stock-based compensation of $260,795 and prepaid expense – related party of $3,114,204 to be amortized over the term of the MSA.

As of December 31, 2019 and 2018, there were 10,000 and 0 shares of Series E Preferred Stock issued and outstanding which were convertible into 6,250,000 and 0 shares of common stock, respectively.

Common Stock

The Company’s authorized Common Stock consists of 650,000,000 shares with a par value of $0.0001 per share.

The following were transaction during the year ended December 31, 2018:

Common stock issued for the settlement of accounts payable

During the year ended December 31, 2018, the Company issued 214,834 post-split shares (1,718,675 pre-split shares) of its common stock with a fair value of $343,735 to settle $85,934 of accounts payable and the balance of $257,801 recorded as loss on stock settlement.

Common stock issued for the service
During the year ended December 31, 2018, the Company issued 250,000 post-split shares (2,000,000 pre-split shares) of its common stock with a fair value of $18,000 recorded as expenses.

Common stock upon conversion of convertible debt

During the year ended December 31, 2018, the Company issued 685,644 post-split shares (5,485,152 pre-split shares) of common stock upon the conversion of convertible notes and interest of $46,295. The fair value of shares on conversion was $400,480 having a derivative value on date of conversion of $90,855 and balance $263,330 was recorded as loss on stock settlement.

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

Common stock issued for services

During the year ended December 31, 2018, the Company issued 125,000 post-split shares (1,000,000 pre-split shares) of common stock, with a fair value of $8,000 for services rendered.

Common stock issued for settlement of Preferred B-2

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

The following were transaction during the year ended December 31, 2019:

Sale of Common Stock for private placement

During the year ended December 31, 2019, the Company sold an aggregate of 22,187,007 shares of Common Stock for total proceeds of $7,215,380.

Common Stock issued for Development Agreement

In consideration for the Development Agreement (see Note 11), C2M was issued 8,385,691 shares of our Common Stock on January 8, 2019. Additionally, the Company granted immediately vested 10-year options to purchase 750,000 shares of Common Stock, with exercise price of $0.32 per share to certain C2M founders. As a result, C2M became the Company’s largest shareholder holding (inclusive of the vested options held by its founders) approximately 51% of the Company’s outstanding Common Stock as of the date of the Development Agreement. Consequently, such transaction resulted in a change of control whereby, C2M obtained majority control through its Common Stock ownership (See Note 11). Therefore, the Company accounted for the 8,385,691 shares of Common Stock under ASC 845-10-S99 “Transfer of Nonmonetary Assets by Promoters or Shareholders” whereby the transfer of nonmonetary assets to a company by its promoters or shareholders in exchange for stock prior to or at the time of the company's initial public offering normally should be recorded at the transferors' historical cost basis determined under GAAP. The Company determined that the value of the Development Agreement is $0 and recording it in a step-up basis would not be appropriate since C2M is considered a promoter, majority shareholder and also a related party having an ownership interest of 51% in the Company on the execution date of the Development Agreement. Accordingly, the Company recorded the issuance of 8,385,691 shares of Common Stock at par value. The 750,000 options were valued on the grant date at approximately $0.13 per option for a total of $96,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.13 per share (based on the quoted trading price on the dates of grants), volatility of 296%, expected term of 10 year, and a risk free interest rate of 2.74%. During the year ended December 31, 2019, the Company recorded stock-based compensation of $96,000.

Common Stock issued for settlement of debt

During the year ended December 31, 2019, the Company issued 250,000 shares of Common Stock to note holders upon the conversion of $4,000 of accrued interest. The fair value of shares on conversion was $196,000 having a derivative value on date of conversion of $18,000 and the balance of $178,000 was recorded as loss on settlement of debt. Additionally, in March 2019, the Company issued an aggregate of 203,080 shares of Common Stock to a noteholder upon the conversion of $27,000 of principal amount, accrued interest of $3,267 and $10,349 of accrued expenses.

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

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

Common Stock for services

In April 2019, the Company entered into a consulting agreement for investor relations services. The consultant shall receive compensation of 50,000 shares of the Company’s Common Stock and shall vest over one year with 4,174 common stock to vest on the date of this agreement and 4,166 common shares on the first day of each month thereafter. During the year ended December 31, 2019, the Company granted 50,000 shares of Common Stock and valued the shares of Common Stock at the fair value of $1.55 per common share or $77,500 based on the quoted trading price on the date of grant. The Company recorded stock-based compensation of $58,128 during the year ended December 31, 2019. In connection with this transaction, there were 20,830 shares of Common Stock to be issued as of December 31, 2019.

In May 2019, the Company entered into a 6-month consulting agreement for investor relations services. The consultant shall receive compensation of 10,000 shares of the Company’s Common Stock per month or a total of 60,000 shares of Common Stock. During the year ended December 31, 2019, the Company issued an aggregate of 60,000 shares of Common Stock and valued the shares of Common Stock at the average fair value of $0.72 per common share or $43,000 based on the sales of common stock on recent private placements on the dates of grants at the end of each month. The Company recorded stock-based compensation of $43,000 during the year ended December 31, 2019.

Between August 2019 and November 2019, the Company entered into various consulting agreements with terms from 6 months to 2 years. The Consultants shall receive compensation in aggregate of 150,000 shares of the Company’s Common Stock. During the year ended December 31, 2019, the Company issued 50,000 shares of Common Stock and 100,000 shares remains to be unissued as of December 31, 2019 and valued the shares of Common Stock at the fair value ranging from approximately $0.50 to $0.61 per common share or $80,500 based on the sales of common stock on recent private placements on the dates of grants. During the year ended December 31, 2019, the Company recorded stock-based compensation of $24,699 and prepaid expense of $55,801 to be amortized over the term of this agreement.

In December 2019, the Company issued 100,000 shares of Common Stock for legal services to be rendered and valued the shares of Common Stock at the fair value of approximately $0.40 per common share or $39,880 based on the based on the quoted trading price on the date of grant. During the year ended December 31, 2019, the Company recorded prepaid expense of $39,880 to be amortized over the term of this agreement.

On October 23, 2019, the Amended and Restated Operating Agreement (the “Amended Operating Agreement”) of EOW was amended. Under the terms of the Amended Operating Agreement, the minority members of EOW conveyed their rights to distributions related to the current 2019 hemp crop. As a result, the Company shall receive 100% of the distributions of net profit from the 2019 hemp crop on approximately 226 acres of farmland currently growing in Oregon. The minority EOW members acknowledge and agree that each is waiving their right to participate, to the extent of their respective percentage interest, in distributions arising from the profits generated from the harvest of the 2019 hemp crop. Thereafter, the distributions shall continue as set forth in Section 5.02(a) of the Operating Agreement. Since March 2019, the Company has owned 50.1% of the limited liability membership interests in EOW. In addition, the members amended the payment schedule under which farm costs are required to be made by the Company. As consideration for the amendment, the Company agreed to issue 1,223,320 shares of its common stock, par value $0.0001 per share, to the minority members of EOW (“EOW Members”). The Company determined that the 1,223,320 shares of common stock is deemed compensation to the EOW Members in exchange for their right to receive their respective membership distribution which is considered income to them. As such the Company valued the shares of Common Stock at the fair value of $0.69 per common share or $844,091 based on the quoted trading price on the date of grant. The Company recorded stock-based compensation of $844,091 during the year ended December 31, 2019.

Common Stock in connection with Asset Purchase Agreements

On July 31, 2019, under the terms of the Green Goddess Purchase Agreement the Company agreed to issue 250,000 shares of the Company’s Common Stock to the Founder (see Note 3). In accordance with ASC 805-10, the 250,000 shares of common stock and the Additional Stock Consideration are tied to continued employment of the Company and as such are recognized as compensation expenses in the post combination period under Share-Based Payment Topic of ASC 718 which requires recognition in the financial statements of the cost of employee and services received in exchange for an award of equity instruments over the period the employee is required to perform the services in exchange for the award (presumptively, the vesting period). During the year ended December 31, 2019, the Company recorded stock-based compensation of $33,750 in connection with this agreement. In connection with this transaction, the Company issued 62,500 shares of commons stock which represents the vested shares and there remains 187,500 unvested shares as of December 31, 2019.

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

On September 30, 2019, pursuant to the terms of an asset purchase agreement with Levor, LLC, the Company granted 100,000 shares of its Common Stock valued at $70,000, or $0.70 per share, the fair value of the Company’s Common Stock based on the sale of common stock in the recent private placement (see Note 3). In connection with this transaction, there were 100,000 shares of Common Stock to be issued as of December 31, 2019.

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

The Company valued the shares of Common Stock at the average fair value of $0.70 per common share or $2,170,000 based on the sales of common stock on recent private placements on the dates of grants. During the year ended December 31, 2019, the Company recorded stock-based compensation of $48,125 in connection with these restricted common stock grants. In connection with this transaction, there were an aggregate of 68,750 shares of Common Stock to be issued as of December 31, 2019 which represents the vested shares and there remains 3,031,250 unvested shares as of December 31, 2019.

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

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

In June 2019, the Company granted 100,000 shares of restricted common stock to a former director who resigned in December 2019. The vesting period was 1/24th vests upon date of grant and 1/24th vests on the first calendar date of each calendar month following appointment until fully vested as long as continuing as a director. In December 2019, the Company issued the 27,778 vested shares of Common Stock and was valued at the fair value of $1.05 per common share or $29,167 based on the quoted trading price on the date of grant. During the year ended December 31, 2019, the Company recorded stock-based compensation of $29,167 in connection with these restricted common stock grants.

In December 2019, the Company granted an aggregate of 300,000 shares of restricted common stock to three directors of the Company. The vesting periods are 1/24th vests upon date of grant and 1/24th vests on the first calendar date of each calendar month following appointment until fully vested as long as continuing as a director. The Company valued the shares of Common Stock at the fair value of $0.54 per common share or $162,000 based on the quoted trading price on the date of grant. During the year ended December 31, 2019, the Company recorded stock-based compensation of $13,500 in connection with these restricted common stock grants. In connection with this transaction, there were an aggregate of 25,002 shares of Common Stock issued as of December 31, 2019 which represents the vested shares and there remains 274,998 unvested shares as of December 31, 2019.

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

Common Stock Warrants

A summary of the Company’s outstanding stock warrants as of December 31, 2019 and 2018 and changes during the period ended are presented below:
	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2017	208,333	$4.80	1.50
Granted	435,750	0.32	1.79
Balance at December 31, 2018	644,083	1.77	1.38
Granted	1,578,549	0.45	5.00
Cancelled	—	—	—
Exercised	—	—	—
Forfeited	(208,333)	4.80	—
Balance at December 31, 2019	2,014,299	$0.45	3.31

Warrants exercisable at December 31, 2019		$0.45	3.31

Weighted average fair value of warrants granted during the period		$1.05

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

As of December 31, 2019, aggregate intrinsic value in connection with exercisable warrants amounted to $178,610.

On October 15, 2018, the Company issued 435,750 warrants with an exercise price of $0.32 per share and exercisable for two years to a Series B-2 Holder. These warrants have a grant date fair value of $0.32 per warrant, determined using the Black-Scholes method based on the following assumptions: (1) risk free interest rate of 2.54%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 396.30%; and (4) an expected life of the warrants of 2 years. The Company recorded an expense on these warrants of $138,679.

On March 21, 2019, the Company issued 718,750 warrants to purchase shares of the Company’s Common Stock in connection with a consulting agreement in exchange for corporate development and advisory services. The warrants have a term of 5 years from the date of grant and are exercisable at an exercise price of $0.20. The 718,750 warrants were valued on the grant date at approximately $1.55 per warrant for a total of $1,114,062 using a Black-Scholes option pricing model with the following assumptions: stock price of $1.55 per share (based on the quoted trading price on the dates of grants), volatility of 602%, expected term of 5 year, and a risk free interest rate of 2.35%. During the year ended December 31, 2019, the Company recorded stock-based compensation of $1,114,062.

On November 13, 2019, the Company issued 500,000 warrants to purchase shares of the Company’s Common Stock in connection with a consulting agreement in exchange for corporate development and advisory services. The warrants have a term of 5 years from the date of grant and are exercisable at an exercise price of $0.70. The 500,000 warrants were valued on the grant date at approximately $0.63 per warrant for a total of $314,181 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.63 per share (based on the quoted trading price on the dates of grants), volatility of 270%, expected term of 5 year, and a risk free interest rate of 1.69%. During the year ended December 31, 2019, the Company recorded stock-based compensation of $314,181.

On November 27, 2019, the Company issued a convertible note in the principal amount of $833,333, and a warrant to purchase 275,612 shares of Common Stock (see Note 9). The Company granted the note holder warrants in connection with the issuance of this note. The warrants had a term of 2 years from the date of grant. The warrants are exercisable at an exercise price of $0.756 per share of Common Stock at any time before the close of business on the day two years after their issuance subject to adjustment in the event of stock dividends, splits, fundamental transactions, or other changes in capital structure, and contain provisions that permit cashless exercise if a registration statement covering the resale of the shares issuable pursuant to the warrants is not filed within 180 days of their issuance.  The Company accounted for the warrants by using the relative fair value method and recorded debt discount from the relative fair value of the warrants of $140,243 using the Binomial Lattice method and is being amortized over the term of the note. Additionally, the Company issued 84,187 warrants to purchase shares of the Company’s common stock to a certain FINRA broker-dealer who acted on behalf of the Company in connection with the issuance of this convertible note. The warrants had a term of 4 years from the date of grant and was exercisable at an exercise price of approximately $0.08. The 84,187 warrants were valued on the grant date at approximately $0.64 per warrant for a total of $54,145 using a Binomial Lattice method with the following assumptions: stock price of $0.65 per share (based on the quoted trading price on the date of grant), volatility of 270%, expected term of 4 years, and a risk free interest rate of 1.63%. The Company recorded these warrants as debt discount which is being amortized over the term of the note. The Company assessed the classification of its common stock purchase warrants as of the date of each equity offering and determined that such instruments met the criteria for equity classification under the guidance in ASU 2017-11 “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Feature”. The Company has no warrants that contain a ‘round down’ feature under Topic 815 of ASU 2017-11.

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

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

Stock option activity for the year ended December 31, 2019 and 2018 is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life(Years)
Balance at December 31, 2017	-	$-	-
Granted	959,375	0.41	9.00
Balance at December 31, 2018	959,375	0.41	8.79
Granted	4,753,572	0.21	8.54
Exercise	(375,000)	0.01	9.12
Forfeited	(666,667)	0.05	8.56
Balance at December 31, 2019	4,671,280	0.29	7.29
Options exercisable at December 31, 2019	3,798,888	$0.31	6.88

Weighted average fair value of options granted during the period $0.55

As of December 31, 2019, aggregate intrinsic value in connection with exercisable options amounted to $726,371.

The following were transactions during the year ended December 31, 2018:

On September 4, 2018, the Company granted a total of 209,375 five-year non-qualified stock options to the Company’s former officers exercisable at $0.712 per share, of which 138,844 vested immediately, 11,179 vest monthly in equal increments over a 16-month period beginning on September 1, 2018, and 57,812 vest monthly in equal increments over a 28-month period beginning on September 1, 2018. As part of the employment agreements with three of the Company’s former officers, 18,750 of their remaining unvested options on December 1, 2018 vested immediately. As of December 31, 2019, there were a total of 167,708 vested stock options to these former officers which are exercisable one year from the date of terminations.

On October 22, 2018, the Company granted 250,000 ten-year non-qualified stock options to a consultant exercisable at $0.32 per share, all of which vested immediately.

On December 28, 2018, the Company granted 500,000 ten-year non-qualified stock options to a consultant exercisable at $0.32 per share, all of which vested immediately.

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

Risk-free interest rate	2.72 – 3.20%
Expected volatility	343.72 – 412.31%
Expected term (in years)	5-10
Expected dividend yield	0%

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

The Company recognized $227,394 of compensation expense relate to the vesting of stock options for the year ended December 31, 2018. These amounts are included in general and administrative expenses on the accompanying consolidated statement of operations.

The following were transactions during the year ended December 31, 2019:

Between January 2019 and March 2019, the Company granted 4,003,572 options to purchase shares of the Company’s Common Stock to various members of the Board of Directors of the company and consultants with vesting terms pursuant to their respective sock option agreements. The options have a term of 10 years from the date of grant and were exercisable at an exercise price ranging from $0.01 to $0.96. The Company recognized $1,276,637 of compensation expense related to the vesting of stock options for the year ended December 31, 2019. These amounts are included in general and administrative expenses on the accompanying consolidated statement of operations.

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

In February 2019 and April 2019, the Company granted an aggregate of 750,000 options to purchase shares of the Company’s Common Stock to an investor in connection with the sale of Common Stock. The options have a nine-month term from the date of grant and was exercisable at an exercise price of $0.50 per share. The fair value of the options granted amounted to $0.92 per option or $688,674.

Pursuant to the Settlement and General Release Agreement dated in January 2020, the Company recorded the issuance of 375,000 shares at par value upon the exercise of the 375,000 stock options and shall cancel the remaining 625,000 stock options as of December 31, 2019 (see Note 11).
As of December 31, 2019, aggregate intrinsic value in connection with exercisable options amounted to $726,371. As of December 31, 2019, 872,392 outstanding options are unvested and there was $337,863 unrecognized compensation expense in connection with unvested stock options (see Note 11).

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Compensation expense related to stock options granted is measured at the grant date based on the estimated fair value of the award and is recognized on a straight-line basis over the requisite service period. The assumptions used in the Black-Scholes model for the options granted during the year ended December 31, 2019 are presented below:

Risk-free interest rate	2.43 – 2.7495%
Expected volatility	293 – 296%
Expected term (in years)	10
Expected dividend yield	0%

Restricted Common Stock

A summary of the status of the restricted common stock and changes during the year ended December 31, 2019 is as follows. There was no activity during the year ended December 31, 2018.
	Restricted Stock Common Stock	Weighted Average Grant-Date Fair Value Per Share
Balance at December 31, 2018	-	$-
Granted	3,727,778	0.69
Vested and issued	(144,450)	(0.84)
Forfeited	-	-
Balance at December 31, 2019	3,583,328	$0.68

As of December 31, 2019, unamortized or unvested stock-based compensation costs related to restricted share arrangements was $2,390,997 and will be recognized over a weighted average period of 1.34 years.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Legal Matters

In the ordinary course of business, the Company enters into agreements with third parties that include indemnification provisions which, in its judgment, are normal and customary for companies in the Company’s industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, the Company generally agrees to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to the Company’s product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, the Company has no liabilities recorded for these provisions as of December 31, 2019 and 2018.

On January 20, 2017, Robert F. Parker (the “petitioner”) filed a petition in the Supreme Court of the State of New York, County of New York (the “Court”), naming, among others, the Company and Ezra Green, a former shareholder, director and officer of the Company, as respondents. The petition was received by the Company on February 7, 2017.  The parties reached an agreement on settlement which requires co-defendant Ezra Green to make an initial payment with subsequent, additional payments over time. The Company has agreed, in exchange for the dismissal of all claims with prejudice, to pay up to $20,000, at $1,000 per month beginning in January 2018 at the earliest, if co-defendant Ezra Green defaults on his subsequent payment obligations under the terms of the settlement agreement. During the year ended December 31, 2018, the Company paid $3,000 towards the settlement with a remaining balance due of $17,000. During the year ended December 31, 2019, the Company paid an aggregate of $20,000 towards the settlement and recorded a loss on settlement of $3,000 on the consolidated statements of operations. Accordingly, the Company has $0 balance as of December 31, 2019.

In July 2018 the Company received notice of the expiration and termination of a license agreement dated January 19, 2016 acquired through the Share Exchange by our subsidiary Exactus BioSolutions, Inc that the Company recognized as an intangible asset from Digital Diagnostics, Inc. (“Digital Diagnostics”) related to our FibriLyzer and MatriLyzer technologies.  In addition, on December 14, 2018 we received a letter from KD Innovation, Ltd. (“KDI”) and Dr. Krassen Dimitrov, our former director seeking payment for alleged past due consulting fees from June 2017 through November 2018 pursuant to a Consulting Agreement dated January 20, 2016.  On January 23, 2019, Digital Diagnostics, made a demand for compensation against the Company in connection with an alleged breach of a License Agreement. Under the terms of these agreements, the parties are required to arbitrate claims.  Although we dispute the material allegations made by Digital Diagnostics and KDI, if such actions were successful damages could be awarded against us.

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

On December 14, 2018, the Company received a termination and demand notice from KD Innovation, Ltd, an entity 100% owned by a former Board member, in connection with a consulting agreement KDI entered into with the Company’s subsidiary, Exactus Biosolutions, Inc., on or about January 20, 2016. No lawsuit has been filed; however, in the event a lawsuit is filed, the Company intends to vigorously contest the matter. On September 9, 2019, Dr. Krassen Dimitrov, a former director, commenced an arbitration proceeding against the Company and its wholly-owned subsidiary Exactus Biosolutions, Inc. before the American Arbitration Association.  The complaint alleges breach of a consulting agreement for services by Dr. Dimitrov during 2017-2019, among other claims, and seeks $750,000 in damages.  The Company has filed an answer denying the claims and asserting numerous counterclaims against Dr. Dimitrov and his affiliated entities, KD Innovation Ltd., and Digital Diagnostics, Inc.  An arbitrator has been appointed in the matter and on May 1, 2020 issued a procedural order suspending further proceedings.

On September 25, 2019, Jonathan Gilbert, a former director, filed and served a complaint against the Company in the courts of Nassau County, New York. The complaint alleges that Mr. Gilbert is entitled to retain certain cancelled equity awards and seeks specific performance and damages. In February 2019, the Company granted 1,000,000 options to purchase shares of the Company’s Common Stock to a former director of the Company, Jonathan Gilbert, with vesting terms pursuant to the respective stock option agreement. The former director resigned as a director of the Company in August 2019. The options have a term of 10 years from the date of grant and was exercisable at an exercise price at $0.01. The Company already recognized $320,000 of compensation expense which relates to the vesting of 500,000 stock options prior to his resignation. After Jonathan Gilbert’s resignation, he filed a complaint against the Company disputing his rights to receive the Company’s common stock through the exercise of his stock options. In January 10, 2020, Mr. Gilbert and the Company entered into a Settlement and General Release Agreement and both parties agreed to such consideration. The Company will issue to Mr. Gilbert 375,000 shares of the Company’s common stock whereby 187,500 shares of common stock shall be issued immediately (“First Tranche”) and another 187,500 shares of common stock shall be issued immediately and held by the transfer agent and delivered on the six month anniversary of this agreement (“Second Tranche”) (collectively the First and Second Tranche shall be called “Settlement Stock”). The Settlement Stock is by virtue of the exercise of Mr. Gilbert’s stock options and any required payments from the exercise of the stock options have been credited or forgiven. The Settlement Stock which is issued under the Stock Option Plan based upon the exercise of the stock options registered pursuant to the Company’s registration statement on form S-8 (File no. 333-229025). The Company and Mr. Gilbert have released and discharged each other from all claims and demands. In January 2020, Mr. Gilbert dismissed the lawsuit against the Company. Pursuant to the Settlement and General Release Agreement dated in January 2020, the Company recorded the issuance of 375,000 shares at par value upon the exercise of the 375,000 stock options and shall cancel the remaining 625,000 stock options as of December 31, 2019.

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

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

On July 1, 2019, the Company entered into an office lease agreement for a lease term of six months beginning July 1, 2019 ending December 31, 2019 for a total rental of $6,052 for six months. The lease premise is located in Delray Beach, Florida. In December 2019, the Company and landlord agreed to extend the lease for another 6-month term from January 2020 to June 2020 with the same terms in the original lease agreement.

Master Product Development and Supply Agreement

On January 8, 2019, the Company entered into a Master Product Development and Supply Agreement (the “Development Agreement”) with Ceed2Med, LLC (“C2M”). C2M has provided the Company access to expertise, resources, skills and experience suitable for producing products with active phyto-cannabinoid (CBD) rich ingredients including isolates, distillates, water soluble, and proprietary formulations. Under the Development Agreement, the Company has been allotted a minimum of 50 and up to 300 kilograms per month, and up to 2,500 kilograms annually, of active phyto-cannabinoid (CBD) rich ingredients for resale. The Company expects to be able to offer tinctures, edibles, capsules, topical solutions and animal health products manufactured for us by C2M to satisfy demand for branded and white-label products that the Company intends to offer to sell in the future. The founders of C2M established their first CBD business in 2014. C2M will also be responsible for overseeing all farming and manufacturing activities of the Company.

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

C2M will provide personnel necessary for the Company's growth. Utilizing C2M employees and facilities, the Company has been able to rapidly access resources and opportunities in the hemp-derived CBD industry. Emiliano Aloi of C2M became a member of our Advisory Board in January 2019 and was appointed President of the Company on March 11, 2019.

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

●
brand development and support services.

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

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

Distribution and Profit-Sharing Agreement

On November 20, 2019, the Company entered into the Non-Exclusive Distribution and Profit-Sharing Agreement with Canntab Therapeutics USA (Florida), Inc. Pursuant to the agreement, which has a term of 2 years and is subject to automatic renewal. The Company is a non-exclusive distributor of certain Canntab products throughout the U.S. Canntab will not grant a third-party the right to promote, sell or deliver the products within the U.S. during the term of the agreement, subject to certain exceptions. In addition, the Company agreed to share equally with Canntab in the gross profits received from the sale of their products by the Company. With respect to Canntab’s sales of products, the Company will receive 10% of the gross profits. In connection with the Canntab Agreement, the Company also entered into a Supply Agreement with Canntab, which has a term of 2 years and is subject to automatic renewal, pursuant to which the Company agreed to sell hemp extracts to Canntab. Due to a need for additional warehouse space and disruptions caused by the Covid-19 pandemic, the Company has not distributed Canntab products to date.

Employment Agreement

Andrew Johnson, the Company’s Chief Strategy Officer, is serving under a two-year employment agreement adopted on March 11, 2019 at an annual salary of $110,000, which was increased to $150,000 on January 23, 2020. In addition, he will be entitled to an annual cash bonus, in an amount as determined by the board of directors, if the Company meets or exceeds criteria adopted by the Compensation Committee of the Board of Directors. He shall also be eligible for grants of awards under stock option or other equity incentive plans of the Company as the Company’s Compensation Committee. For the 2019 year, he received a cash bonus of $100,000 to be paid in equal installments over the next 12 months which have been recorded in accrued expenses on the consolidated balance sheet as of December 31, 2019.

NOTE 12 - RELATED PARTY CONSIDERATIONS

Some of the officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. We have not formulated a policy for the resolution of such conflicts.

On November 20, 2017, Dr. Dimitrov provided a notice dated November 21, 2017 to the Company stating that he was resigning from the Board, effective immediately. Dr. Dimitrov indicated that his resignation from the Board was based on the deteriorating relationship between the Company and Digital Diagnostics over the non-payment of fees owed by the Company pursuant to the licensing agreement between the Company and Digital Diagnostics (see Note 11). Dr. Dimitrov currently serves as the President of Digital Diagnostics, and the Company has licensed the right to develop, produce and commercialize certain diagnostic products, including the FibriLyzer and MatriLyzer, utilizing certain intellectual property rights owned or licensed by Digital Diagnostics. Dr. Dimitrov believes that, in light of these concerns, his role as both a Director of the Company and the President of Digital Diagnostics creates a conflict of interest and has decided to focus his time and energy on doing what is best for the shareholders of Digital Diagnostics. For the year ended December 31, 2017, the Company accrued $30,000 in licensing fees expenses to Digital Diagnostics. As of December 31, 2017, $126,032 was included in accounts payable.  The Company has also accrued interest at 3% over the prime rate, per the Licensing Agreement, of $9,802 for the remaining balance due as of December 31, 2017. The Company paid $0 and $126,032 during the years ended December 31, 2019 and 2018. There was no change during the year ended December 31, 2019.

For the years ended December 31, 2019 and 2018, $22,100 and $300,000, respectively, was recognized in Research and Development expenses for consulting provided by Dr. Dimitrov. As of December 31, 2019 and 2018, $575,000 was included in accounts payable for both periods to KD Innovation Ltd., an affiliated entity of Dr. Dimitrov. There was no change during the year ended December 31, 2019.

On June 28, 2017, the Company issued promissory notes to two of the Company’s then executive officers and directors. The promissory note bore interest at a rate of 8.0% per annum and matured on the earlier of (i) one (1) year from the date of the promissory note, and (ii) the closing the sale of the Company’s securities in a single transaction or a series of related transactions from which at least $500,000 of gross proceeds are raised (See Note 8). As of December 31, 2019 and 2018, the principal balance under the notes was $0 and $51,400, respectively.

On January 8, 2019, the Company entered into a Master Product Development and Supply Agreement with C2M (see Note 11). At December 31, 2019, accounts payable to C2M related to purchase of finish products amounted to $8,342. During the year ended December 31, 2019, the Company purchased finished products from C2M totaling approximately $1,033,213. During the year ended December 31, 2019, cost of sales of $217,156 represents the purchase of CBD products from C2M. C2M is a majority stockholder of the Company. During the year ended December 31, 2019, the Company recognized revenues from C2M of $125,000 from sales of flowers and recorded related cost of sales of $96,647. Additionally, the Company recorded unearned revenues of $215,000 related to advance payments for unshipped products as of December 31, 2019.

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

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

On July 31, 2019, the Company granted 10,000 Series E Preferred in connection with a Management and Services Agreement (the “MSA”) with C2M, the Company’s largest shareholder (see Note 11). The Company valued the 10,000 Series E Preferred shares which is equivalent into 6,250,000 common shares at a fair value of $0.54 per common share or $3,375,000 based on the sales of common stock on recent private placements on the dates of grant. During the year ended December 31, 2019, the Company recorded stock-based compensation of $260,795 and prepaid expense – related party of $3,114,205 to be amortize over the term of the MSA.

During the year ended December 31, 2019, the Company reimbursed a managing member of EOW and an affiliated company which is owned by two managing members of EOW, for operating expenses paid on behalf of EOW for the following:

●
$400,000 worth of hemp seeds
●
$50,000 lease payment related to a lease agreement (see Note 11)
●
$100,000 for irrigation cost

During the year ended December 31, 2019, the Company paid a total of $1,005,825 to affiliated companies which are owned by three members of EOW, for farm labor, farming supplies and other cost related to planting, harvesting and drying the hemp which was recorded in inventory.

From time to time, the Company’s subsidiary, EOW, receives advances from an affiliated company which is owned by three members of EOW for working capital purposes. The advances are non-interest bearing and are payable on demand. The affiliated company provided advances to the Company for working capital purposes for a total of $242,500 and the Company paid back these advances. The Company also advanced $127,500 to these related parties which resulted to a receivable or due from related parties of $127,500 as of December 31, 2019. These advances are short-term in nature, non-interest bearing and due on demand.

The Company recognized revenues from a related party customer of $37,446 during the year ended December 31, 2019. As of December 31, 2019, accounts receivable from a related party customer amounted to $18,860. Additionally, the Company wrote-off $18,586 of accounts receivable from this related party customer into bad debt expense during the year ended December 31, 2019. The customer is an affiliated company which is substantially owned by a managing member of EOW.

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

On October 23, 2019, the Amended and Restated Operating Agreement (the “Operating Agreement”) of EOW was amended (the “First Amendment”). Under the terms of the First Amendment, the minority members of EOW conveyed their 49.9% membership interest and rights to distributions related to the current 2019 hemp crop underway to the Company. As a result, the Company acquired the right to receive 100% of the distributions of net profit from the 2019 hemp crop on approximately 226 acres of farmland currently growing in Oregon. Since March 2019, the Company has owned 50.1% of the limited liability membership interests in EOW. In addition, the members amended the payment schedule under which farm costs are required to be made by the Company. As consideration for the amendment, the Company issued 1,223,320 shares of its common stock, par value $0.0001 per share, to the minority members of EOW.

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

During October 2019, the Company entered into a short-term promissory note for an aggregate principal amount of $55,556 and gross cash proceeds of $50,000 (original issue discount of $5,556). The note with principal amount of $55,556 was subscribed by Andrew Johnson, an officer of the Company. The note became due and payable on December 16, 2019 and bears interest at a rate of twelve (12%) percent per annum prior to the maturity date, and eighteen (18%) per annum if unpaid following the maturity date. The Notes are unsecured obligations of the Company. In addition, the note carries a 10% original issue discount. The Company is currently negotiating on extending the maturity date of the related party note.

On December 20, 2019, the CFO of the Company provided advances of $5,000 to the Company for working capital purposes. The short-term advance was paid back on December 23, 2019 and was non-interest bearing.

As of December 31, 2019, accounts payable from two affiliated companies and C2M totaled to $454,511 ($350,000, $96,169 and $8,342, respectively).

NOTE 13 – CONCENTRATION OF REVENUE AND SUPPLIERS

During the year ended December 31, 2019, total sale of CBD products to one customer and two related party customers represented approximately 58% (11%, 36% - related party, and 11% - related party) of the Company’s net sales. There were no revenues generated during the year ended December 31, 2018.

As of December 31, 2019, total accounts receivable, net from two customers and one related party customer represented approximately 82% (18%, 38%, 25% - related party, and 27%) of total accounts receivable as compared to none as of December 31, 2018.

During the year ended December 31, 2019, the Company purchased finished products from C2M (see Note 11) totaling approximately $1,033,213 (98% of the purchases).  During the year ended December 31, 2019, the Company fully impaired finished goods related to purchased CBD products from C2M and resulted in an impairment loss of $837,153 which is included in cost of sales on the consolidated statements of operations (see Note 3).

As of December 31, 2019, total accounts payable from two vendors and one affiliated company represented approximately 60% (12%, 30% and 18% -related party) of total accounts payable. The affiliated company is owned by three members of EOW.

NOTE 14 – INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act decreased the U.S. corporate federal income tax rate from a maximum of 35% to a flat 21% effective January 1, 2018. The Act also includes a number of other provisions including, among others, the elimination of net operating loss carrybacks and limitations on the use of future losses, the repeal of the Alternative Minimum Tax regime and the repeal of the domestic production activities deduction. These provisions are not expected to have a material effect on the Corporation. Given the significant complexity of the Act and anticipated additional implementation guidance from the Internal Revenue Service, further implications of the Act may be identified in future periods.

The Company has incurred aggregate net operating losses of approximately $16,509,160 for income tax purposes as of December 31, 2019. The net operating losses carry forward for United States income taxes, which may be available to reduce future years’ taxable income. Management believes that the realization of the benefits from these losses appears not more than likely due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as necessary.

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the years ended December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
US Federal Statutory Tax Rate	21.00%	21.00%
State taxes	4.60%	4.35%
Change in valuation allowance	(25.60%)	(25.35%)
	0.00%	0.00%

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

The tax effects of temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2019 and 2018 are summarized as follows:

Deferred Tax Asset:	December 31, 2019	December 31, 2018
Net operating loss carryforward	$4,226,345	$2,668,829
Valuation allowance	(4,226,345)	(2,668,829)
Net deferred tax asset	$-	$-

Of the $16,509,160 of available net operating losses, $2,257,487 begin to expire in 2034 and $14,251,673 which were generated after the Act’s effective date can be utilized indefinitely subject to annual usage limitations.

The Company provided a valuation allowance equal to the deferred income tax asset for the year ended December 31, 2019 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. The increase in the allowance was $1,5577,516 in fiscal 2019. Additionally, the future utilization of the net operating loss carryforward to offset future taxable income may be subject to an annual limitation, based upon IRC Section 382/383 Ownership change rules that may have or could occur in the future. The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2017, 2018 and 2019 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

IRC Section 280E of the Internal Revenue Code forbids businesses from deducting otherwise ordinary business expenses from gross income associated with the “trafficking” of Schedule I or II substances, as defined by the Controlled Substances Act. The IRS has subsequently applied Section 280E to state-legal cannabis businesses, since cannabis is still a Schedule I substance. Management is in the process of evaluating IRC Section 280E, as it relates to the Companies business and the amount of net operating losses above that the Companies Management has provided a Full Valuation Reserve on.

NOTE 15 - SUBSEQUENT EVENTS

In accordance with authoritative guidance, the Company has evaluated any events or transactions occurring after December 31, 2019, the balance sheet date, through the date of filing of this report and note that there have been no such events or transactions that would require recognition or disclosure in the consolidated financial statements as of and for the year ended December 31, 2019, except as disclosed below.

Sale of Common Stock

Subsequent to the reporting period, and up through May 13, 2020, the Company accepted shareholder subscriptions in the total amount of $100,000 in exchange for issuance of 500,000 shares of Common Stock in an offering exempt under Rule 506 of Regulation D.

Common Stock for Services

On January 23, 2020, the Company issued 250,000 shares of Common Stock for legal services to be rendered in fiscal 2020 and valued the shares of Common Stock at the fair value of approximately $0.49 per common share or $122,500 based on the based on the quoted trading price on the date of grant.

On January 23, 2020, the Company issued an aggregate of 515,000 shares of Common Stock to two officers and three employees of the Company for services in fiscal 2020 and as an incentive to retain such employees and valued the shares of Common Stock at the fair value of approximately $0.49 per common share or $225,350 based on the based on the quoted trading price on the date of grant.

Conversion of Series A Preferred stock into Common Stock

On January 20, 2020, the Company converted 30,090 Series A Preferred Stock into 150,450 shares of Common Stock.

Legal Matters

On February 26, 2020 a complaint was filed against the Company in the Circuit Court, Palm Beach County, Florida on behalf of two former employees of the Company.  The case is entitled Ryan Borcherds and Miriam Martinez vs. Exactus, Inc. (Case No. 103978709). These former employees were hired in January 2020.  The complaint alleges the Company failed to pay wages and compensation to 2 employees under the Fair Labor Standards Act, breach of contract and violation of various Florida statutes, including allegations on behalf of other similarly situated persons.  On May 8, 2020, an amended complaint was filed against the Company in the Circuit Court, Palm Beach County, Florida on behalf of six former employees, The amended case is entitled Ryan Bocherds, Marc Reiss, Jeannine Boffa, Benjamin Blair, Miriam Martinez and Michael Amoroso vs. Exactus, Inc, (Case No. 50-2020-CA-002274-MB). The other four former employees were hired between April 2019 and December 2019. As of December 31, 2019, the Company has recorded total accrued salaries of $26,494 from these four former employees who were hired in fiscal 2019. The complaint seeks approximately $82,000 in unpaid wages plus special damages, liquidated damages, interest and attorney’s fees. The Company intends to vigorously contest the matter.

Employment Agreement

Derek Du Chesne, the Company’s current President, Chief Growth Officer, and a Director, is serving under a two-year employment agreement dated February 18, 2020 and entered into in connection with his service as Chief Growth Officer. Du Chesne’s base salary for the initial year of service will be $150,000, increasing to not less than $250,000 for the second year of service, subject to annual review by the Board of Directors. He will be entitled to quarterly cash bonuses based on a percentage of our net sales to be determined. In addition, Mr. Du Chesne will be entitled to annual cash bonuses as follows: (1) up to 250% of base salary for the 2020 calendar year, if: (A) Company’s net income on a consolidated basis for the 2020 fiscal year is equal to or in excess of $5,000,000; or (B) Company’s net sales on a consolidated basis is equal to or in excess of $40,000,000 during the 2020 fiscal year; and (2) 200% of base salary for the 2021 calendar year, subject to the satisfaction of performance criteria set by the Board in consultation with a third-party compensation expert and Mr. Du Chesne. He will be eligible to participate in the Company’s Equity Incentive Plan during his employment. Upon execution of the Agreement, he was granted options to purchase up to 1,000,000 shares of the Company’s common stock at a price of $0.50 per share. 250,000 of these options were vested immediately, with the remaining 750,000 options to vest in equal installments over the next twenty-four months. The employment agreement with Mr. Du Chesne is intended to provide direct incentives to increase company sales, while providing a reasonable base compensation for his service. Following his appointment as President, he is to receive 1,000,000 shares of common stock as additional compensation, with vesting and other terms to be decided by our Compensation Committee. On March 5, 2020, the Board of directors of the Company approved the repricing of Mr. Du Chesne’s stock options to 90% of the market price on the original date of grant or exercise price of $0.30 per share.

Loans – Related party

From January 31, 2020 through April 10, 2020, the Company’s Interim Executive Chairman, Bobby Yampolsky, made a series of advances to the Company in the approximate total amount of $97,000. There are currently no specific terms of repayment.

Supply and Distribution Agreement

On February 4, 2020, the Company entered into a Supply and Distribution Agreement with HTO Holdings Inc (dba “Hemptown, USA”), enabling the Company to purchase and sell Hemptown’s Cannabigerol (CBG) and Cannabidiol (CBD) products, including top flower, biomass and extracts (crude, isolates, distillates, and water soluble). Ceed2Med, LLC, the Company’s largest shareholder, is also a significant investor in Hemptown USA and is party to a distribution agreement with the Company. The Interim Chief Executive Officer and C2M, LLC will cooperate in developing plans to coordinate the Company’s efforts to introduce CBG and expand its efforts to sell CBD products. This agreement shall remain in force for a period of one year from effective date and shall renew automatically in one-year increments for three years unless either party gives written notice of its intention not to renew at least 60 days prior to expiration. On March 28, 2020, the Company amended the Supply and Distribution Agreement Pursuant to the amendment whereby the Company agreed to also (i) aid Hemptown’s management with product compliance requirements, (ii) participate in discussions related to Hemptown’s 2020 farming, harvesting and processing plans as well as joint supply scenarios, (iii) interact with Hemptown’s ingredient and manufacturing divisions to facilitate development of documents for selected SKUs to service the white label market, and (iv) aid Hemptown’s CEO in overseeing the entire supply chain to establish best practices in quality and compliance and lower costs. In addition, Hemptown agrees to pay the Company $3,500 a month in consulting fees.

Restricted Common Stock Grants

On January 14, 2020, in connection with his appointment to the Board of Directors, Alvaro Daniel Alberttis was awarded $100,000 worth of restricted common stock, valued at the closing market price of the Company’s common stock on the date of the appointment. These shares vest at a rate of 1/24th on the date of grant, and 1/24th per month thereafter, contingent upon continued service to the company.

On April 29, 2020, the Company appointed two new board members and shall each be granted $100,000 worth of restricted common stock under the 2019 Equity Incentive Plan with vesting period of 1/24th upon date of grant and 1/24th per month on the first day of each calendar months thereafter until fully vested so long as they continue in their service as board of directors of the Company.

On April 29, 2020, the Company appointed a new advisory board member of the Company and shall be granted $50,000 worth of restricted common stock under the 2019 Equity Incentive Plan with vesting period of 1/24th upon date of grant and 1/24th per month on the first day of each calendar months thereafter until fully vested so long as they continue in their service as member of the Advisory Board of the Company.

Notice of Delinquent Payment

At this time, the Company is delinquent in its payments under the initial convertible note executed on November 27, 2019 (see Note 9), with the May 1, 2020, April 1, 2020, and a portion of the February 25, 2020 payments currently in arrears. The Company intends to make these payments and the upcoming monthly payments with receipts from product sales and/or the proceeds of additional equity funding. On May 20, 2020, the Company entered into a Forbearance Agreement with the investor (the “Holder”) regarding the initial convertible note. Under the Forbearance Agreement, the investor has agreed to forebear from exercising any default-related rights and remedies subject to the following conditions and material terms:

●
The Company must pay the Holder $60,000 in cash on or before July 1, 2020. Additional monthly payments required under the Amortization Schedule for the note shall continue to be due on or before the first day of each calendar month thereafter, commencing with the $110,000 payment originally due April 1, 2020 now being due on or before August 1, 2020, and the subsequent monthly payments listed on the Amortization Schedule to be paid monthly in the sequence listed. Interest shall continue to accrue on the principal balance of the Note at the rate(s) stated therein, with all additional accrued interest resulting from this extension of payment deadlines to be paid as part of the last monthly payment.

●
The payments that are in arrears from February, April and May can be paid in whole or in part at any time at the sole election of the Holder in shares of common stock at the Amortization Conversion Price (defined as 80% of the lowest volume weighted average price, or VWAP, during the 10 trading days immediately before the applicable date of the amortization redemption payment).

●
Unless or until a default under the Forbearance Agreement occurs, the fixed conversion price under the note will remain $0.50 per share, and the note shall continue to bear interest at the non-default rate of 8% per annum.

●
Unless or until a default under the Forbearance Agreement occurs, the contractual limit on issuances of shares to issue shares of common stock or options to employees, officers, directors. consultants, advisors or contractors will be increased from 5% to 10% or our issued an outstanding common stock.

●
The Company has issued the Holder 500,000 shares of our common stock in consideration for the forbearance.

Covid-19

In March 2020, the outbreak of COVID-19 (coronavirus) caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization, and the outbreak has become increasingly widespread in the United States, including in each of the areas in which the Company operates. While to date the Company has not been required to stop operating, management is evaluating its use of its office space, virtual meetings and the like. The Company continues to monitor the impact of the COVID-19 (coronavirus) outbreak closely. Since the Company closed its office and travel is limited, the Company’s sales operations were impacted substantially. The extent to which the COVID-19 (coronavirus) outbreak will impact our operations, ability to obtain financing or future financial results is uncertain.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending December 31, 2019.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2019. This evaluation was carried out under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Interim Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Interim Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2019, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (1) we lacked a sufficient number of employees to properly segregate duties and provide adequate review of the preparation of the financial statements and (2) due to turnover on our Board of Directors, our Audit and other committees have not always been fully staffed.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we have appointed additional independent directors and we plan to appoint additional qualified personnel to address inadequate segregation of duties. Our ability to retain additional personnel is largely dependent upon our securing additional financing to cover the costs required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of May 14, 2020.

Name	Age	Present Positions
Bobby Yampolsky	42	Director, Interim Executive Chairman
Kenneth E. Puzder	53	Director, Chief Financial Officer
John Price	50	Director
Alvaro Daniel Alberttis	43	Director
Derek Du Chesne	32	Director, President, and Chief Growth Officer
Larry Wert	63	Director
Justin A. Viles	48	Director
Emiliano Aloi	46	Interim Chief Executive Officer
Andrew L. Johnson	35	Chief Strategy Officer

Director Information

The Board of Directors of the Company is currently comprised of seven (7) members. The following biographical information discloses each director’s age, business experience and other directorships held during the past five years. It also includes the experiences, qualifications, attributes and skills that led to the conclusion that the individual should serve as a director for the Company.

Bobby Yampolsky, 42, was appointed to our Board of Directors on June 24, 2019, and was appointed Interim Executive Chairman on September 13, 2019. He is the founder ECJ Luxe, a family-owned luxury shopping destination that specializes in an array of ultra-exclusive items including everything from high end time pieces, jewelry and diamonds, to exotic cars and yachts. The Yampolsky family established the business as East Coast Jewelry in 1986 and Bobby opened the West Palm Beach, Florida location in 1996. East Coast Jewelry evolved into ECJ Luxe in 2015 and has expanded to multiple locations throughout southern Florida. Mr. Yampolsky owns and operates multiple other businesses, including restaurant, nightclub, yacht and exotic car sales, and real estate investments. In addition, Mr. Yampolsky is the Co-Founder and CEO of Ceed2Med, LLC, a hemp and hemp-derivative supply sourcing, production, distribution, and development company that secures production of industrial hemp biomass and raw ingredients that invests in developing supply chain partners and distribution channels worldwide. Ceed2Med is heavily invested in the hemp industry and is currently the largest shareholder of Exactus Inc. as well as substantial shareholder in Hemptown Organics Corp.

The Board nominated Mr. Yampolsky to serve as director of the Board because of his executive and management experience and understanding of the CBD business.

Kenneth E. Puzder, age 53, was appointed to the Board of Directors of the Company on January 9, 2019 and as our CFO on July 10, 2019. Mr. Puzder previously served as Chief Financial Officer of C2M and is currently President of that company. In addition, from December of 2014 to December of 2018, he served as the co-founder, Managing Member, and CFO of the Lukens Group, LLC, a behavioral therapy firm that focuses on a variety of behavioral struggles including alcoholism, drug abuse, depression and anxiety with a special emphasis on PTSD. Previously, from January of 2007 to December of 2017, Mr. Puzder was president of his own consulting firm, Kenneth E. Puzder Consulting. As a seasoned financial executive, Mr. Puzder specialized in debtor side representations in financial leadership, mergers and acquisitions, restructuring and turnaround, and personal and partnership tax returns. From July of 2003 through December of 2006, he served in various positions with the Arby’s Restaurant Group (“ARG”) family of companies, including as Chief Financial Officer of AFA Service Corporation (a sister company to ARG), VP of Accounting and Finance or Arby’s Restaurant Group, Inc., and Regional Controller or RTM, Inc. (a subsidiary of ARG). From August of 2000 through April of 2003, Mr. Puzder served as Corporate Controller for Panera Bread Company and President of Panera Enterprises, LLC. From January of 1999 through August of 2000, he served as Vice President and Secretary of the Linder Funds, a series of mutual funds. Prior to serving that position, from March of 1998 through August of 2000, he served as Financial Operations Principal and Assistant Secretary of Lindner Asset Management, the asset management firm for the Linder Funds. From February of 1996 until March of 1998, he was an audit manager with KPMG Peat Marwick, LLP, a Big 4 accounting firm. From June of 1990 through February of 1996, Mr. Puzder served as the Chief Financial Officer and Treasurer of Mills Group, Inc.

Mr. Puzder holds a B.S. in Accounting from the University of Missouri, St. Louis and is a Certified Public Accountant in the state of Missouri.

The Board nominated Mr. Puzder to serve as a director of the Board because of his expensive senior management and operational experience, and in particular his accounting and audit experience.

John Price, age 50, was appointed to the Board of Directors of the Company on February 7, 2019. Mr. Price previously served as Chief Financial Officer, Treasurer and Secretary of SCWorx Corp., a publicly-traded provider of data normalization, application interoperability and big data analytics within the healthcare provider market. Mr. Price was the CFO of SCWorx Corp. (f/k/a Alliance MMA, Inc.) since August 2016. Previously, Mr. Price was Chief Financial Officer of MusclePharm Corporation, a publicly-traded nutritional supplement company. Prior to joining MusclePharm in 2013, Mr. Price served as Vice President of Finance – North America at Opera Software, a Norwegian public company focused on digital advertising. From 2011 to 2013, he served as Vice President of Finance and Corporate Controller of GCT Semiconductor. From 2004 to 2011, Mr. Price served in various roles at Tessera Technologies, including VP of Finance & Corporate Controller. Prior to Tessera Technologies, Mr. Price served various roles at Ernst &Young LLP. Mr. Price served nearly three years in the San Jose, California office and nearly five years in the Pittsburgh, Pennsylvania office of Ernst & Young. Mr. Price has been a certified public accountant (currently inactive) since 2000 and attended Pennsylvania State University, where he earned a Bachelor’s of Science Degree in Accounting.

The Board nominated Mr. Price to serve as a director of the Board because of his past experience as a Chief Financial Officer and other financial oversight positions at public companies.

Alvaro Daniel Alberttis, age 43, was appointed to the Board of Directors of the Company on January 16, 2020. Mr. Alberttis is an entrepreneurial executive, advisor and investor with over twenty years of experience across diverse small-middle market businesses and nonprofit organizations. Since 2013, he has served as the Managing Director of Strategic Philanthropy for The Kannico Agency, LLC. At the Kannico Agency, Mr. Alberttis directs strategy and execution of the firm’s global philanthropic consulting operations. In addition, Mr. Alberttis is an experienced commercial banking executive, and has served in a multitude of financial advisory positions for consumers and corporations for over thirteen years. He began his commercial banking career as a Senior Branch Manager with a staff of thirty and transitioned into a Senior Commercial Banker advising clients in all industries with a specialization in Government, Large Nonprofit and Educational clients across the South East U.S. As a commercial banker, Mr. Alberttis has served with JP Morgan Chase, NA (2011-2017); PNC Bank NA (2007-2011); and TD Bank, NA (2004-2007). Since 2013, he has also served as a Trustee of the Quantum Foundation, a private philanthropic foundation focused solely on supporting healthcare initiatives. Mr. Alberttis holds a B.S. in Business Management from Lynn University (2010), and a Master's Degree in Nonprofit Management from Florida Atlantic University (2013). Mr. Alberttis has not had any material direct or indirect interest in any of our transactions or proposed transactions over the last two years.

 The Board nominated Mr. Alberttis to serve as a director of the Board because of his past experiences with small to middle market businesses providing strategic advising and consulting services.

Derek Du Chesne, age 32, was appointed as our President and a member of the Board of Directors effective April 24, 2020. He also serves as our Chief Growth Officer, a position he assumed in February of 2020. Mr. Du Chesne has been the Chief Growth Officer for EcoGen Laboratories, a vertically-integrated manufacturer and supplier of hemp-derived specialty ingredients.  Mr. Du Chesne is a brand management professional who has a proven track record of success through concept, development, and launch, building iconic brands by orchestrating successful campaign deployment on both a global and regional scale.  He is a strategic leader who has repeatedly led teams to maximize performance in order to achieve stakeholders’ goals on time and in full. Prior to serving at EcoGen, Mr. Du Chesne served as CEO and co-founder at Healing Ventures, a full-service marketing and supply chain management firm dedicated to servicing the hemp industry.  Earlier in his career Mr. Du Chesne served as Chief Marketing Officer of Klique, Inc., a group dating platform created to help curb sexual assaults on campuses.  Previously Derek was known as a film/television producer and actor, working with Bruce Willis, Robert DeNiro, and a multitude of prominent film makers.

Larry Wert, age 63, was appointed to our Board of Directors on April 29, 2020. Mr. Wert has over 40 years in broadcasting. He served as the President of Broadcast Media for Tribune Media Company from 2013 through September of 2019. He was responsible for overseeing the strategy and day-to-day activities of Tribune Media Company’s forty-two owned or operated television stations, their related websites, digital properties and the company’s Chicago radio station WGN-AM. Wert previously served on the NAB TV Board of Directors, Fox Board and the CBS Board of Governors. In 2017, he was named “Broadcaster of the Year” by the Illinois Broadcaster’s Association. In 2018, under his leadership, Tribune Broadcasting was named “Station Group of the Year” by Broadcasting and Cable. Prior to his time at Tribune Media, Mr. Wert served from 1998 until 2013 as the President and General Manager of WMAQ-TV, the NBC owned and operated station in Chicago. During his tenure there, he expanded local news hours, launched the first street side studio in the city and oversaw integration of WSNS-TV/Telemundo into the station. Under his leadership, he brought key events to the station including the Chicago Marathon and Chicago Auto Show. During his time at NBC, Mr. Wert also had group responsibilities. He was named president of NBC Local’s central and western regions in 2008, overseeing NBC-owned stations in Los Angeles, San Francisco, San Diego, Dallas and Chicago. In September, 2011, he became executive vice president of station initiatives for all ten NBC-owned stations. Mr. Wert started his career at Leo Burnett Advertising in Chicago in 1978, and moved on to television sales with ABC, working in Los Angeles, New York and Chicago, where he became local sales manager at WLS-Ch. 7. In 1989, Mr. Wert shifted to radio as president and general manager of WLUP-97.9 FM and AM 1000 in Chicago, better known as “The Loop.” In 1996, he was named president of Evergreen Media. When it merged with Chancellor Broadcasting he became senior vice president of Chancellor, overseeing 13 radio properties.

Mr. Wert is very involved in the community and recently finalized his term as Chairman of the Museum of Broadcast Communications in Chicago. Currently, he serves on the Board of Directors for several charities, including the Children’s Brittle Bone Foundation, Catholic Charities, the Chicagoland Chamber of Commerce and the 100 Club. He is a member of the Governing Board of Gilda’s Club of Chicago, an advisor the Chicago Chapter of Make-A-Wish Foundation and an honorary board member of RAINBOWS, an organization that helps children cope with loss. In 2018, he was inducted into the Chicago Catholic League Hall of Fame. Mr. Wert also sits on Board of Trustees for Fenwick High School in Oak Park, Ill. Mr. Wert holds a BA degree in Journalism from the University of Wisconsin, Madison.

Justin A. Viles, age 48, was appointed to our Board of Directors on April 29, 2020. He is the Chief Innovation Officer of Rokt, a leading e-commerce marketing technology company he founded in March of 2010. Prior to serving as Chief Innovation Officer, Mr. Viles served as CEO of Rokt from March of 2010 until January of 2013. From February of 2003 until March of 2009, he was Head of Content Acquisition for Australia and New Zealand at Google / YouTube. Mr. Viles studied tourism at Southern Cross University.

Executive Officers Who Are Not Directors

The following provides certain biographical information with respect to each executive officer of the Company who is not a director.

Emiliano Aloi, age 46, was appointed as our Interim Chief Executive Officer on April 24, 2020, after having served previously as Interim CEO. He also served as our President from March 11, 2019 through April 24, 2020, and has served as a member of our Advisory Board since January 9, 2019. Prior to joining Exactus Inc., Mr. Aloi co-founded Ceed2Med, LLC (“C2M”) in 2018 a global sourcing and distribution platform for industrial hemp and industrial hemp-derived products. From January, 2017 to November, 2017, Mr. Aloi served as Vice President and Director of Strategic Development for GenCanna Global, Inc., where he initiated a go-to-strategy, recruited the commercial leadership team, developed compliance, executed product launches, and advanced manufacturing in European markets. In 2016 Mr. Aloi achieved the first country-wide agricultural permit for flower cultivation in Uruguay. In addition, Mr. Aloi co-sponsored research programs for Stevia and Aloe Vera extraction methods from 2010 to 2013 and participated in the insertion of Chia as a novel crop in Paraguay in 2011 in a program later merged into Cargill. Mr. Aloi also co-developed the agricultural solid biofuels program for Camargo Correas Cement company, a Loma Negra subsidiary from 2009 to 2011.

Andrew L. Johnson, age 35, was appointed Chief Strategy Officer on March 11, 2019 and has been working with the company since January 2019. From November 2014 to November 2018, he served as Director of Investor Relations at ChromaDex Corp. (NASDAQ:CDXC), an integrated, global nutraceutical company devoted to improving the way people age. While at ChromaDex, the company raised over $50 million without an investment bank, transitioned from the OTC Market to the Nasdaq, significantly increased institutional ownership, and improved liquidity by over 500%. Mr. Johnson was instrumental in establishing an investor relations platform including, but not limited, to composing and disseminating corporate messaging, press releases, quarterly earnings, conference call transcripts, shareholder update letters, and marketing materials. Before joining ChromaDex, he held the role of Director of Outreach at Alliance Advisors, an investor relations consulting firm from April 2014 to July 2014. During this time, Mr. Johnson worked with various C-level management teams of small and micro-cap companies to increase investor awareness through the facilitation and attendance of non-deal roadshows, investment conferences, group meetings, and one-on-one meetings with institutional investors. From September 2011 to January 2013, he worked at Sidoti & Company, an institutional equity research firm, where he sat on the sales desk. During his time in the firm, he built relationships, presented investment ideas, and provided equity research, including corporate access to over 750 small and mid-cap companies. Mr. Johnson has over ten years of experience communicating with investors and has held the Series 3, 7, and 63 licenses in the past. He has a Bachelor of Arts degree in Social Sciences from Washington State University.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by the Company to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Code of Ethics

On January 9, 2019, our board of directors adopted a Code of Business Conduct and Ethics applicable to all directors, executive officers, and employees of the Company.

Audit Committee

On February 7, 2019, John Price was appointed to the Board of Directors of the Company. Mr. Price was also appointed to serve as the Chairman of our Audit Committee.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Our former CEO, Philip J. Young resigned on August 15, 2019 and our former CFO Kelley Wendt resigned on April 30, 2019. They were serving under two-year employment agreements adopted January 11, 2019. Mr. Young’s annual salary was $150,000 and Ms. Wendt’s annual salary was $120,000 per annum.

Our Interim Chief Executive Officer, Emiliano Aloi, has signed an offer letter and will receive an annual base salary of $150,000. He will also be eligible to participate in our benefit plans. Mr. Aloi will also receive an equity award, which will be determined and approved by the Board. The offer letter has no set term and may be terminated by Mr. Aloi or us on two weeks written notice.

Our Chief Financial Officer, Ken Puzder, has signed an offer letter featuring an annual base salary of $120,000, which was increased to $150,000 on January 23, 2020. He will also be eligible to participate in our benefit plans. In January of 2020, Mr. Puzder received an equity award as additional compensation in the amount of 250,000 shares.

Andrew Johnson, our Chief Strategy Officer, is serving under a two-year employment agreement adopted March 11, 2019 at an annual salary of $110,000, which was increased to $150,000 on January 23, 2020. In addition, he will be entitled to an annual cash bonus, in an amount as determined by the board of directors, if the Company meets or exceeds criteria adopted by the Compensation Committee of the Board of Directors. For the 2019 year, he received a cash bonus of $100,000 to be paid in equal installments over the next 12 months. He shall also be eligible for grants of awards under stock option or other equity incentive plans of the Company as the Company’s Compensation Committee. He has been awarded 250,000 shares as additional compensation in January 2020.

Derek Du Chesne, our current President, Chief Growth Officer, and a Director, is serving under a two-year employment agreement dated February 18, 2020 and entered into in connection with his service as Chief Growth Officer. Du Chesne’s base salary for the initial year of service will be $150,000, increasing to not less than $250,000 for the second year of service, subject to annual review by the Board of Directors. He will be entitled to quarterly cash bonuses based on a percentage of our net sales to be determined. In addition, Mr. Du Chesne will be entitled to annual cash bonuses as follows: (1) up to 250% of base salary for the 2020 calendar year, if: (A) our net income on a consolidated basis for the 2020 fiscal year is equal to or in excess of $5,000,000; or (B) our net sales on a consolidated basis is equal to or in excess of $40,000,000 during the 2020 fiscal year; and (2) 200% of base salary for the 2021 calendar year, subject to the satisfaction of performance criteria set by the Board in consultation with a third-party compensation expert and Mr. Du Chesne. He will be eligible to participate in our Equity Incentive Plan during his employment. Upon execution of the Agreement, he was granted options to purchase up to 1,000,000 shares of our common stock at a price equal to 90% of the market price for our common stock on the date of grant. 250,000 of these options were vested immediately, with the remaining 750,000 options to vest in equal installments over the next twenty-four months. The employment agreement with Mr. Du Chesne is intended to provide direct incentives to increase company sales, while providing a reasonable base compensation for his service. Following his appointment as President, he is to receive 1,000,000 shares of common stock as additional compensation, with vesting and other terms to be decided by our Compensation Committee.

With regard to our full-time executive officers, the goal of the salary component of our compensation policy is to provide reasonable compensation for their full-time service within the constraints faced by a rapidly developing business with significant cash needs for its planned expansion. Option grants for our full-time executive officers are currently under review by the compensation committee. The goal of our anticipated option grants to these executives will be to provide an appropriate mixture of short term and long-term incentives to increase shareholder value.

 Kevin Esval, Jeffrey Thompson, and Ken Puzder, each directors, have each been awarded 250,000 10 year options under the 2019 Equity Incentive Plan, exercisable at $0.20 per share and vesting 1/24 on the date of award and 1/24 on the first day of each calendar month thereafter until fully vested. The goal of these grants, with their vesting gradually over the course of two years, is to provide a blend of short and long-term incentives to contribute toward the growth of the company’s value. Effective April 29, 2020, Mr. Thompson and Mr. Esval resigned from the Board of Directors. Per the approval of the Board, their remaining unvested shares and options were deemed fully vested on the resignation date.

In connection with his appointment on February 10, 2019 to the Board of Directors and as our Executive Chairman, Jonathan Gilbert was granted options to purchase 1,000,000 shares of our common stock at an exercise price of $0.01 per share, exercisable for ten years. Mr. Gilbert’s stock options vest as follows:

Date Installment Becomes Exercisable	Number of Common Shares
February 11, 2019	250,000
Upon the raise of > $2.5m new equity capital	250,000
Upon the filing of a Nasdaq listing application	250,000
Upon $150,000 gross revenue from operations	250,000

With regard to Mr. Gilbert, the goal of the options grant and vesting schedule was to incentivize the achievement of certain key company objectives. Mr. Gilbert resigned from the board on July 1, 2019. On September 25, 2019, Jonathan Gilbert, a former director, filed and served a complaint against us in the U.S. District Court - Eastern District of New York. The complaint alleged that Mr. Gilbert is entitled to retain certain cancelled equity awards and seeks specific performance and damages. On January 10, 2020, we entered into a Settlement Agreement and Mutual Release with Mr. Gilbert. Under the settlement agreement, we agreed to issue Mr. Gilbert a total of 375,000 shares of common stock, with 187,500 shares issued immediately and 187,500 shares to be issued in six months. Resales of these shares by Mr. Gilbert on any given day are limited to no more than 10% of the average daily market volume for our common stock calculated from the prior week. The settlement agreement also contains general mutual releases between us and Mr. Gilbert.

In connection with his appointment to the Board Directors and Chair of the Audit Committee, John Price was granted immediately vested options to purchase 250,000 shares of our common stock at a price of $0.20 per share, exercisable for ten years.

On June 24, 2019, Vladislav Yampolsky was appointed to our board of directors and is currently serving as our interim executive chairman. In 2019, he was awarded 1,000,000 restricted common stock as compensation with vesting term of 1/48th per month starting on October 1, 2019.

On January 14, 2020, in connection with his appointment to the Board of Directors, Alvaro Daniel Alberttis was awarded $100,000 worth of common stock, valued at the closing market price of our common stock on the date of the appointment (277,778 shares). These shares vest at a rate of 1/24th on the date of grant, and 1/24th per month thereafter, contingent upon continued service to the company. April 29, 2020, in connection with their appointments to the Board of Directors, Lawrence J. Wert and Justin Viles were also issued 100,000 worth of common stock, valued at the closing market price of our common stock on the date of the appointment (526,316 shares). These shares also vest at a rate of 1/24th on the date of grant and 1/24th per month thereafter, contingent upon continued service to the company. The goal of these grants, with their vesting gradually over the course of two years, is to provide a blend of short-term and long-term incentives to contribute toward the growth of the company’s value.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended December 31, 2019 and December 31, 2018.

Summary Compensation Table

	Year	Salary	Option Award(s)(1)	Total
Emiliano Aloi(2)	2019	$108,036	$32,000	$140,036
Interim Chief Executive Officer	2018	$—	$—	$—
Philip J. Young(2)(3)	2019	$150,000	$—	$150,000
Former Chief Executive Officer	2018	$165,417	$20,025	$185,442
Kenneth E. Puzder(4)	2019	$81,428	$70,000	$151,428
Chief Financial Officer	2018	$—	$—	$—
Andrew Johnson(5)	2019	$92,977	$174,500	$267,477
Chief Strategy Officer	2018	$—	$—	$—

(1)
The amounts in these columns do not reflect compensation actually received by the named executive officer nor do they reflect the actual value that will be recognized by the named executive officer. Instead the amounts reflect the aggregate grant date fair value of awards computed in accordance with FASB ASC Topic 718. For additional information on the valuation assumptions regarding the option awards, refer to Note 3 to our financial statements for the year ended December 31, 2019, which are included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC.

(2)
Mr. Aloi was appointed to serve as our interim CEO on September 13, 2019. Our former CEO, Mr. Young, resigned on August 15, 2019.

(3)
Mr. Young's 2018 salary includes 11 shares of Series D preferred stock.

(4)
Mr. Puzder was appointed to our Board of Directors on January 11, 2019 and was appointed to serve as CFO on July 1, 2019.

(5)
Mr. Johnson was appointed to serve as Chief Strategy Officer on March 1, 2019.

Employment Agreements and Change in Control Arrangements

On January 11, 2019, we entered into new employment agreement with our CEO, Philp J. Young, and our CFO Kelley Wendt. Under their new Employment Agreements, Mr. Young and Ms. Wendt each agreed to a service period of two (2) years, subject to renewal. Mr. Young’s annual salary was $150,000 per annum and Ms. Wendt’s annual salary was $120,000 per annum.

On August 15, 2019, Philip J. Young, agreed to resign as our Chief Executive Officer and Chairman, effective July 31, 2019 and entered into a Confidential Severance, Settlement and Non-Disparagement Agreement and General Release. Under the terms of the Severance Agreement the Company agreed to pay Mr. Young 50% of his base salary ($75,000) payable over a 6-month period in exchange for ongoing consulting and transition assistance. In addition, Mr. Young will receive payment consisting of 2 weeks of vacation, and continuation of health benefits, and reimbursement for documented expenses. In addition, all unvested options and share awards will be cancelled. Pursuant to the Severance Agreement, Mr. Young also agreed to the terms of a 6-month lock-up under which he may not sell, transfer, assign, or otherwise dispose of more than 15% of the average daily volume of our common stock per week, subject to certain exclusions. In addition, we repaid a $21,000 loan made to us by Mr. Young, plus $1,769 in accrued interest pursuant to the Severance Agreement. Mr. Young also provided a general waiver and release of claims against the Company and is subject to certain restrictive covenants, including confidentiality, non-disparagement, non-solicitation, and non-competition.

On April 30, 2019 Ms. Wendt agreed to resign as Chief Financial Officer.

Our Interim Chief Executive Officer, Emiliano Aloi, has signed an offer letter and will receive an annual base salary of $150,000. He will also be eligible to participate in our benefit plans. Mr. Aloi will also receive an equity award, which will be determined and approved by the Board. The offer letter has no set term and may be terminated by Mr. Aloi or us on two weeks written notice.

Our Chief Financial Officer, Ken Puzder, has signed an offer letter featuring an annual base salary of $120,000, which was increased to $150,000 on January 23, 2020. He will also be eligible to participate in our benefit plans. In January of 2020, Mr. Puzder received an equity award as additional compensation in the amount of 250,000 shares.

Andrew Johnson, our Chief Strategy Officer, is serving under a two-year employment agreement adopted March 11, 2019 at an annual salary of $110,000, which was increased to $150,000 on January 23, 2020. In addition, he will be entitled to an annual cash bonus, in an amount as determined by the board of directors, if the Company meets or exceeds criteria adopted by the Compensation Committee of the Board of Directors. For the 2019 year, he received a cash bonus of $100,000 to be paid in equal installments over the next 12 months. He shall also be eligible for grants of awards under stock option or other equity incentive plans of the Company as the Company’s Compensation Committee. He has been awarded 250,000 shares as additional compensation in January 2020.

Derek Du Chesne, our current President, Chief Growth Officer, and a Director, is serving under a two-year employment agreement dated February 18, 2020 and entered into in connection with his service as Chief Growth Officer. Du Chesne’s base salary for the initial year of service will be $150,000, increasing to not less than $250,000 for the second year of service, subject to annual review by the Board of Directors. He will be entitled to quarterly cash bonuses based on a percentage of our net sales to be determined. In addition, Mr. Du Chesne will be entitled to annual cash bonuses as follows: (1) up to 250% of base salary for the 2020 calendar year, if: (A) our net income on a consolidated basis for the 2020 fiscal year is equal to or in excess of $5,000,000; or (B) our net sales on a consolidated basis is equal to or in excess of $40,000,000 during the 2020 fiscal year; and (2) 200% of base salary for the 2021 calendar year, subject to the satisfaction of performance criteria set by the Board in consultation with a third-party compensation expert and Mr. Du Chesne. He will be eligible to participate in our Equity Incentive Plan during his employment. Upon execution of the Agreement, he was granted options to purchase up to 1,000,000 shares of our common stock at a price equal to 90% of the market price for our common stock on the date of grant. 250,000 of these options were vested immediately, with the remaining 750,000 options to vest in equal installments over the next twenty-four months. The employment agreement with Mr. Du Chesne is intended to provide direct incentives to increase company sales, while providing a reasonable base compensation for his service. Following his appointment as President, he is to receive 1,000,000 shares of common stock as additional compensation, with vesting and other terms to be decided by our Compensation Committee.

Generally, our executives shall be entitled to an annual cash bonus in an amount as determined by the board of directors, if the Company meets or exceeds criteria adopted by the Compensation Committee of the Board of Directors. The executives shall also be eligible for grants of awards under stock option or other equity incentive plans of the Company as the Company’s Compensation Committee or, in the absence thereof, the Company’s Board of Directors may from time to time determine and shall be entitled to participate in all benefits plans the Company provides to its senior executives.  The Company shall reimburse the executives for all reasonable expenses incurred in the course of employment.  In the event employment is terminated without Cause or by the executives with Good Reason (as such terms are defined in the Employment Agreements), the Executives shall be entitled to receive severance benefits equal to the lesser of 50% of their base salaries or the amount of salary unpaid for the remaining term then in effect, continued coverage under the Company’s benefit plans and payment of their pro-rated earned annual bonus, provided certain conditions are met. The executives are subject to a one (1) year non-competition and non-solicitation provision.

Equity Awards At Year End Table

The following table sets forth certain information regarding all outstanding equity awards held by our named executive officers as of December 31, 2019.

	Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Award: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Emiliano Aloi(1)	250,000(1)	—	$0.320	01/09/2029
Interim Chief Executive Officer
Philip J. Young(2)(3)	28,125(2)	—	$0.712	09/04/2023
Former Chief Executive Officer
Kenneth E. Puzder(4)	250,000(3)	149,739	$0.200	01/11/2029
Chief Financial Officer
Andrew Johnson(5)	12,500(4)	—	$0.320	01/15/2029
Chief Strategy Officer	31,250(5)	15,625	$0.960	01/15/2029
	125,000(6)	20,832	$0.560	03/12/2029

* Resigned from his positions in 2019.

(1)
One hundred percent of the options vested immediately at grant date.
(2)
Seventy-eight percent of the options vested immediately at grant date. The balance vested on December 1, 2018.
(3)
1/24th of the options vested immediately at grant date, with the balance vesting 1/24th per month on the first calendar date of each calendar month following appointment until fully vested so long as continuing as a director.
(4)
One hundred percent of the options vested immediately at grant date.
(5)
Fifty percent of the options vested immediately at grant date, with the balance vesting upon the achievement of certain goals.
(6)
1/12th of the options vested immediately at grant date, with the balance vesting 1/12th per month on the first calendar date of each calendar month flowing grant date until fully vested.

All of the stock options held by our named executive officers listed in the table above were granted under and subject to the terms of our 2018 Plan, the terms of which are described below under “2018 Stock Option Plan”.

Option Exercises and Stock Vested

Our named executive officers did not exercise any stock option awards during the year ended December 31, 2019.

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

As of December 31, 2019, the Company had reserved shares of its common stock for future issuance under the 2018 Plan as follows (figures reflect the effect of the 1 for 8 Reverse Stock Split in January 2019):

Shared Reserved
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

Compensation of Directors Table

The following table shows the compensation paid during the year ended December 31, 2019 to our non-employee directors, other than Mr. Puzder, whose 2019 compensation is set forth above under “Executive Compensation.”

DIRECTOR COMPENSATION
Name		Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Vladislav Yampolsky Interim Executive Chairman	(a)	-	700,000	32,000	-	-	-	732,000
Philip J. Young Former Board Chairman		-	-	-	-	-	-	-
John Price Board Member	(b)	-	54,000	70,000	-	-	-	124,000
Kevin J. Esval Former Board Member	(c)	-	54,000	70,000	-	-	-	124,000
Jeffrey Thompson Former Board Member	(d)	-	54,000	70,000	-	-	-	124,000
Jonathan R. Gilbert Former Board Member	(e)	-	-	-	-	-	-	-
Steven Schwartz Former Board Member	(f)	-	29,167	-	-	-	-	29,167
Alvaro Daniel Alberttis Board Member		n/a	n/a	n/a	n/a	n/a	n/a	n/a
Derek Du Chesne Board Member		n/a	n/a	n/a	n/a	n/a	n/a	n/a
Lawrence J. Wert Board Member		n/a	n/a	n/a	n/a	n/a	n/a	n/a
Justin A. Viles Board Member		n/a	n/a	n/a	n/a	n/a	n/a	n/a
(a)
Includes 1,000,000 shares of common stock at $0.70 per share, vesting 1/48th on date of grant and 1/48th per month until fully vested and 250,000 vested stock options to purchase Common Stock exercisable at $0.32 per share.
(b)
Includes 100,000 shares of common stock at $0.54 per share, vesting 1/24th on date of grant and 1/24th per month until fully vested and 250,000 stock options exercisable at $0.20 per share, vesting 1/24th on date of grant and 1/24th per month until fully vested.
(c)
Includes 100,000 shares of common stock at $0.54 per share, vesting 1/24th on date of grant and 1/24th per month until fully vested and 250,000 stock options exercisable at $0.20 per share, vesting 1/24th on date of grant and 1/24th per month until fully vested. Mr. Esval resigned from the Board on April 29, 2020. All shares of common stock and all options were deemed fully vested upon the director’s resignation on April 29, 2020.
(d)
Includes 100,000 shares of common stock at $0.54 per share, vesting 1/24th on date of grant and 1/24th per month until fully vested and 250,000 stock options exercisable at $0.20 per share, vesting 1/24th on date of grant and 1/24th per month until fully vested. Mr. Thompson resigned from the Board on April 29, 2020. All shares of common stock and all options were deemed fully vested upon the director’s resignation on April 29, 2020.
(e)
Mr. Gilbert resigned from the Board on July 1, 2019. On January 10, 2020, we entered into a Settlement Agreement and Mutual Release with Mr. Gilbert. Under the settlement agreement, we agreed to issue Mr. Gilbert a total of 375,000 shares of common stock, with 187,500 shares issued immediately and 187,500 shares to be issued in six months. Resales of these shares by Mr. Gilbert on any given day are limited to no more than 10% of the average daily market volume for our common stock calculated from the prior week. The settlement agreement also contains general mutual releases between us and Mr. Gilbert.
(f)
Includes 27,778 shares of common stock at $1.05 per share. All shares are fully vested at December 31, 2019. Mr. Schwartz resigned from the Board on December 17, 2019

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of April 30, 2020, regarding the number of shares of our common stock beneficially owned by each director, each named executive officer and by all directors and executive officers as a group. Beneficial ownership includes shares, if any, held in the name of the spouse, minor children or other relatives of the director or executive officer living in such person’s home, as well as shares, if any, held in the name of another person under an arrangement whereby the director or executive officer can vest title in himself at once or at some future time. In determining the number and percentage of shares beneficially owned by each person, shares that may be acquired by such person pursuant to options exercisable within 60 days after April 30, 2020 are deemed outstanding for purposes of determining the total number of outstanding shares for such person and are not deemed outstanding for such purpose for all other shareholders. To our knowledge, except as otherwise indicated, beneficial ownership includes sole voting and dispositive power with respect to all shares. Unless otherwise noted, each shareholder’s address is 80 NE 4th Avenue, Suite 28, Delray Beach, FL 33483, and each shareholder has sole voting power and investment power with respect to securities shown in the table below.

Title of class	Name and address of beneficial owner	Amount and Nature of Beneficial Ownership		Percent of Class(1)
Current Named Executive Officers & Directors:
Common Stock	Vladislav Yampolsky 80 NE 4th Avenue, Suite 28 Delray Beach, FL 33483	6,873,192	(2)	15.10%
Common Stock	Philip Young** 80 NE 4th Avenue, Suite 28 Delray Beach, FL 33483	28,141	(3)	0.06%
Common Stock	Kevin Esval** 80 NE 4th Avenue, Suite 28 Delray Beach, FL 33483	639,742	(4)	1.41%
Common Stock	John Price 80 NE 4th Avenue, Suite 28 Delray Beach, FL 33483	283,336	(5)	0.62%
Common Stock	Emiliano Aloi 80 NE 4th Avenue, Suite 28 Delray Beach, FL 33483	250,000	(6)	0.55%*
Common Stock	Andrew Johnson 80 NE 4th Avenue, Suite 28 Delray Beach, FL 33483	453,125	(7)	1.00%
Common Stock	Jeffrey Thompson** 80 NE 4th Avenue, Suite 28 Delray Beach, FL 33483	193,492	(8)	0.43%
Common Stock	Kenneth E. Puzder 80 NE 4th Avenue, Suite 28 Delray Beach, FL 33483	410,156	(9)	0.90%
Common Stock	Alvaro Daniel Alberttis 80 NE 4th Avenue, Suite 28 Delray Beach, FL 33483	69,444	(10)	0.15%
Common Stock	Derek Du Chesne 80 NE 4th Avenue, Suite 28 Delray Beach, FL 33483	1,312,500	(11)	2.88%
Common Stock	Lawrence J. Wert 80 NE 4th Avenue, Suite 28 Delray Beach, FL 33483	3,859,986	(12)	8.48%
Common Stock	Justin A. Viles 80 NE 4th Avenue, Suite 28 Delray Beach, FL 33483	63,962	(13)	0.14%
Common Stock Total of All Current Directors and Executive Officers:		14,437,076		31.72%

* Less than 1%.
**No longer serving in his previous positions with the Company.

Based on 45,522,275 shares of our common stock issued and outstanding as of April 30, 2020.
(2) Includes (i) 187,501 shares of Common Stock, (ii) 6,435,691 shares of common stock held by Ceed2med, LLC over which Mr. Yampolsky has sole voting power and investment power and (iii) 250,000 vested stock options to purchase Common Stock exercisable at $0.32 per share.
(3) Includes (i) 16 shares of common stock and (ii) 28,125 vested stock options to purchase common stock exercisable at $0.712 per share.
(4) Includes (i) 33,586 shares of common stock, (ii) 237,500 shares of common stock held by Velocity Health Capital over which Mr. Esval has sole voting power and investment power, (iii) 187,500 shares of common stock held by Donegal Bio Ventures, over which Mr. Esval has sole voting power and investment power, (iv) 21,000 shares issuable upon conversion of shares of Series B-2 held by Velocity Health Capital over which Mr. Esval has sole voting power and investment power, and (v) vested options to purchase 160,156 shares of common stock exercisable at $0.20 per share.
(5) Includes (i) 250,0000 vested stock options to purchase Common Stock exercisable at $0.20 per share and (ii) 33,336 shares of Common Stock.
(6) Includes 250,000 vested stock options to purchase Common Stock exercisable at $0.32 per share.
(7) Includes (i) 300,000 shares of Common Stock, (ii) 12,500 vested stock options to purchase Common Stock exercisable at $0.32 per share, (iii) 15,625 vested stock options to purchase Common Stock exercisable at $0.96 per share and (iv) 125,000 vested stock options to purchase Common Stock exercisable at $0.56 per share.
(8) Includes (i) 33,336 shares of common stock and (ii) 160,156 vested stock options to purchase Common Stock exercisable at $0.20 per share.
(9) Includes (i) 250,000 shares of Common Stock, and (ii) 160,156 vested stock options to purchase Common Stock exercisable at $0.20 per share.
 (10) Includes 69,444 shares of Common Stock.
(11) Includes (i) 1,000,000 shares of Common Stock, and (ii) 312,500 vested stock options to purchase Common Stock exercisable at $0.30 per share.
(12) Includes 3,859,986 shares of Common Stock.
(13) Includes 63,962 shares of Common Stock.

  The following table sets forth information, as of April 30, 2020, regarding the number of shares of our common stock beneficially owned by all persons known by us, other than those set forth in the table above, who own five percent or more of our outstanding shares of common stock.

Title of class	Name and address of beneficial owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Common Stock	Ceed2Med, LLC(2) 95 NE 4th Ave. Delray Beach, FL 33483	6,435,691	14.14%

(1) Based on 45,522,275 shares of our common stock outstanding as of April 30, 2020.

(2) Vladislav Yampolsky is the Manager of Ceed2Med, LLC, and, in that capacity, has the ability to make voting and investment decisions with regard to its shares of common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

We have entered into agreements in 2019 with Ceed2Med, LLC, our largest stockholder. For more information about these agreements please see “Business Overview – Ceed2Med Agreements” above.

We are party to an arbitration proceeding commenced September 2019 in San Francisco, California currently pending before the American Arbitration Association in New York, New York. The proceeding was brought by our former director, Dr. Krassen Dimitrov. The complaint generally alleges that we and our subsidiary Exactus Biosolutions, Inc. breached an alleged consulting agreement with Dr. Dimitrov and owe unpaid consulting fees, plus interest. Dr. Dimitrov also licensed certain technology to Exactus Biosolutions, Inc. The Company is conducting an investigation into matters concerning the licenses and payments previously made, and disputes that any amounts are due and the existence of any contract. The Company intends vigorously to defend such action. The Company believes that there exist grounds to assert various counter-claims and third-party claims against Dr. Dimitrov and his affiliated companies for return of amounts previously paid. For the years ended December 31, 2019 and 2018, $0 and $300,000 was recognized in Research and Development expenses for consulting provided by Dr. Dimitrov. As of December 31, 2019 and 2018, $575,000 was included in accounts payable, respectively. During the year ended December 31, 2019 and 2018, $0 was paid.

On June 28, 2017, we issued to two of our former executive officers a promissory note in the principal amount up to $100,000, which amount may be drawn upon by the Company as bridge financing for general working capital purposes. The promissory note accrues interest at a rate of 8.0% per annum and matures on the earlier of (i) one (1) year from the date of the promissory note, and (ii) the closing the sale of our securities in a single transaction or a series of related transactions from which at least $500,000 of gross proceeds are raised.

On July 5, 2018, we issued our officer 15 shares of Series D Preferred shares in exchange for the forgiveness of $200,000 worth of accrued debt owed to the officer by the us.

  On January 8, 2019, the Company entered into a Master Product Development and Supply Agreement with C2M (see note 12). At December 31, 2019, accounts payable to C2M related to purchase of finish products amounted to $8,342. Ceed2Med is our largest stockholder.

On March 29, 2019, we retired a note payable owing to our former officer in the amount of $30,616. To retire the note, we issued the officer shares of common stock valued at $0.20 per share, for a total of 153,080 shares issued to retire the debt.

On March 1, 2019, we, through our majority-owned subsidiary, EOW, entered into a farm lease agreement for a lease term of one year. The lease premise is located in Cave Junction, Oregon and consists of approximately 100 acres. The lease requires us to pay 5% of the net income realized by us from the operation of the lease farm. Accordingly, we recognized $0 Right-of-use asset and lease liabilities on this farm lease as we have not determined when it will generate net income from this lease. The lease shall continue in effect from year to year except for at least a 30-day written notice of termination.

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

On April 30, 2019, we through our majority-owned subsidiary, EOW, entered into a farm lease agreement for a lease term of one year. The lease premise is located in Cave Junction, Oregon and consists of approximately 38 acres. The lease requires the Company to pay $76,000 per year, whereby $38,000 was payable upon execution and $38,000 shall be payable on September 15, 2019 and 2% of the net income realized by us from the operation of the lease farm. The lease shall continue in effect from year to year for five years except for at least a 30-day written notice of termination. We have paid the initial payment of $26,000 and the remaining $12,000 was paid directly to the landlord by an affiliated company who is renting the portion of the lease property from us. The affiliated company is owned by two managing members of EOW. EOW is in the process of arranging a sub-lease agreement with the affiliated company.

On July 9, 2019, the Company entered into a Commercial Lease Agreement with Skybar Holdings, LLC, a Florida limited liability company. Pursuant to the lease, the Company will rent the entire first floor (consisting of approximately 4,000 square feet) of a property located in Delray Beach, Florida. The Company plans to develop the premises to create a hemp-oriented health and wellness retail venue, including education, clothing and cosmetics, and explore franchise opportunities. The initial term of the lease is 5 years commencing August 1, 2019, with two 5-year extension options. The lease includes a right of first refusal in favor of the Company to lease any space that becomes available on the 2nd and 3rd floor of the premises and a right of first refusal to purchase the premises. Pursuant to the lease, the Company will pay rent equal to $40,000 per month in advance in addition to all applicable Florida sales and/or federal taxes and security deposit of $40,000. Effective one year from the lease commencement date and each year thereafter, the rent shall increase at least three percent (3%) per year. The lessor of the premises is a limited liability company owned or controlled by Bobby Yampolsky, a member of the Board and the founder, manager and controlling member of Ceed2Med, the Company’s largest stockholder.

On July 31, 2019, we granted 10,000 Series E Preferred in connection with a Management and Services Agreement with Ceed2Med, our largest stockholder. We valued the 10,000 Series E Preferred shares which is equivalent into 6,250,000 common shares at a fair value of $0.54 per common share or $3,375,000 based on the sales of common stock on recent private placements on the dates of grant.

On September 13, 2019, we issued 2,000,000 shares of restricted common stock to officers and directors of the Company subject to vesting periods.

During the nine months ended September 30, 2019, we reimbursed a managing member of EOW and an affiliated company which is owned by two managing members of EOW, for operating expenses paid on behalf of EOW for the following:

●
$400,000 worth of hemp seeds
●
$50,000 lease payment related to a lease agreement
●
$100,000 for irrigation cost

During October 2019, we entered into two short-term promissory notes for a total net proceeds of $85,000 with an officer and an investor.

During October 2019, we entered into a short-term promissory note for a total net proceeds of $50,000 and a principal amount of $55,556 with an officer (See Note 12 to financial statements).

We recognized revenues from a related party customer of $37,446 during the year ended December 31, 2019. As of December 31, 2019, accounts receivable from a related party customer amounted to $18,860. The customer is an affiliated company which is substantially owned by a managing member of EOW.

From time to time, the Company’s subsidiary, EOW, receives advances from an affiliated company which is owned by three members of EOW for working capital purposes. The advances are non-interest bearing and are payable on demand. The affiliated company provided advances to the Company for working capital purposes for a total of $242,500 and the Company paid back these advances. The Company also advanced $127,500 to these related parties which resulted to a receivable or due from related parties of $127,500 as of December 31, 2019. These advances are short-term in nature, non-interest bearing and due on demand.

From January 31, 2020 through April 10, 2020, our Interim Executive Chairman, Bobby Yampolsky, made a series of advances to us in the approximate total amount of $97,000. There are currently no specific terms of repayment.

On February 4, 2020, we entered into a Supply and Distribution Agreement with HTO Holdings Inc (dba “Hemptown, USA”). On March 28, 2020, we amended the Supply and Distribution Agreement. Ceed2Med, LLC, our largest shareholder, is also a significant investor in Hemptown USA and is party to a distribution agreement.

Some of the officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. We have not formulated a policy for the resolution of such conflicts.

Director Independence

We are not a “listed issuer” within the meaning of Item 407 of Regulation S-K and there are no applicable listing standards for determining the independence of our directors. Applying the definition of independence set forth in Rule 4200(a)(15) of The Nasdaq Stock Market, Inc., we believe that Daniel Alberttis, John Price, Larry Wert, and Justin Viles are independent directors.

Item 14. Principal Accountant Fees and Services

The following table presents the aggregate fees billed for each of the last two fiscal years by the Company’s independent registered public accounting firm, RBSM LLP, in connection with the audit of the Company’s consolidated financial statements and other professional services rendered.

Year Ended:	Audit Services	Audit Related Fees	Tax Fees	Other Fees
December 31, 2019	$100,700	n/a	n/a	n/a
December 31, 2018	$71,300	n/a	n/a	n/a

Audit fees represent the professional services rendered for the audit of the Company’s annual consolidated financial statements and the review of the Company’s consolidated financial statements included in quarterly reports, along with services normally provided by the accounting firm in connection with statutory and regulatory filings or other engagements. Audit-related fees represent professional services rendered for assurance and related services by the accounting firm that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements that are not reported under audit fees.

Tax fees represent professional services rendered by the accounting firm for tax compliance, tax advice, and tax planning. All other fees represent fees billed for products and services provided by the accounting firm, other than the services reported for the other categories.

Pre–Approval Policy of Services Performed by Independent Registered Public Accounting Firm

The Audit Committee’s policy is to pre–approve all audit and non–audit related services, tax services and other services. Pre–approval is generally provided for up to one year, and any pre–approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The Audit Committee has delegated the pre–approval authority to its chairperson when expedition of services is necessary. The independent registered public accounting firm and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre–approval and the fees for the services performed to date.

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a) Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)
(b)	Exhibits

Exhibit Number	Description
2.1
Share Exchange Agreement, dated February 29, 2016, by and among Spiral Energy Tech, Inc., Exactus BioSolutions, Inc. and the stockholders of Exactus BioSolutions, Inc. signatories thereto (attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 4, 2016 and incorporated herein by reference).

3.1
Amended and Restated Articles of Incorporation (attached as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-183360), filed August 16, 2012 and incorporated herein by reference).

3.2
Certificate of Amendment to Amended and Restated Articles of Incorporation (attached as Exhibit 3.1 to Amendment No. 2 to the Registration Statement on Form S-1 (Registration No. 333-183360, filed December 19, 2013 and incorporated herein by reference).

3.3	Bylaws (attached as Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-183360), filed August 16, 2012 and incorporated herein by reference).
3.4
Articles of Merger, dated March 10, 2016, between Exactus Acquisition Corp. and Spiral Energy Tech, Inc. (attached as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 28, 2016 and incorporated herein by reference)

3.5	Certificate of Designation for Series A Preferred Stock (attached as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed January 14, 2019 and incorporated herein by reference)
3.6	Certificate of Designation for Series B-1 Preferred Stock (attached as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 4, 2016 and incorporated herein by reference)
3.7
Certificate of Designation for Series B-2 Preferred Stock (attached as Exhibit 3.2 to the Company’s Amendment to the Current Report on Form 8-K/A filed February 17, 2016 and incorporated herein by reference)

3.8
Amendment to Certificate of Designation After Issuance of Class or Series (attached as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 1, 2016 and incorporated herein by reference).

3.9	Certificate of Amendment to Articles of Incorporation (attached as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 12, 2018 and incorporated herein by reference)
3.10	Certificate of Designation for Series D Preferred Stock (attached as Exhibit 3.11 to the Company’s Annual Report on 10-K filed March 29, 2019)
3.11
Form of Certificate of Designation of Preferences, Rights and Limitations of 0% Series E Convertible Preferred Stock (attached as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 1, 2019 and incorporated herein by reference)

4.1	Form of Common Stock Certificate**
4.2	Warrant to Purchase Common Stock of Exactus, Inc., dated June 30, 2016 (attached as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 7, 2016 and incorporated herein by reference)
4.3	Form of 8% Convertible Promissory Note (attached as Exhibit 10.2 to the Current Report on Form 8-K filed December 4, 2019 and incorporated by reference herein).
Form of Warrant (attached as Exhibit 10.3 to the Current Report on Form 8-K filed December 4, 2019 and incorporated by reference herein).
4.4	Warrant to Purchase Common Stock, issued on November 27, 2019 (attached as Exhibit 10.7 to the Current Report on Form 8-K filed December 4, 2019 and incorporated by reference herein)

4.5	Form of 12% Promissory Note (attached as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 24, 2019 and incorporated herein by reference)
4.6	Warrant to Purchase Common Stock, issued November 27, 2019 (attached as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed December 4, 2019 and incorporated herein by reference)
10.1
Form of Subscription Agreement for Series B-2 Preferred Stock (attached as Exhibit 10.2 to the Company’s Amendment to the Current Report on Form 8-K/A filed February 17, 2016 and incorporated herein by reference)

10.2	2018 Equity Incentive Plan (attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 5, 2018 and incorporated herein by reference)
10.3	2019 Equity Incentive Plan (attached as Exhibit 10.7 to the Company’s Amended Current Report on Form 8-K/A filed January 22, 2019 and incorporated herein by reference)
10.4
Master Product Development and Supply Agreement with Ceed2Med, LLC dated January 8, 2019 (attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 14, 2019 and incorporated herein by reference)

10.5	Form of Subscription Agreement for Common Stock (attached as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 14, 2019 and incorporated herein by reference)
10.6	Form of Exchange Agreement for Series A Preferred Stock (attached as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 14, 2019 and incorporated herein by reference)
10.7	Form of 2019 Incentive Plan Non-Qualified Option Award Certificate (attached as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed January 14, 2019 and incorporated herein by reference)
10.8	Form of Subscription Agreement for Series A Preferred Stock (attached as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 29, 2019 and incorporated herein by reference)
10.9	Form of Subscription Agreement for Common Stock (attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 21, 2019 and incorporated herein by reference)
10.10	Termination an Mutual Release Agreement with James R. Erickson (attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 22, 2019 and incorporated herein by reference)
10.11	Securities Purchase Agreement for 8% Notes, dated November 27, 2019 (attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 4, 2019 and incorporated herein by reference)
10.12
Subsidiary Guarantee, executed by Exactus, Inc. and its subsidiaries named therein, dated November 27, 2019 (attached as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 4, 2019 and incorporated herein by reference)

10.13	Security Agreement, dated November 27, 2019 (attached as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed December 4, 2019 and incorporated herein by reference)
10.14	Intellectual Property Security Agreement, dated November 27, 2019 (attached as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed December 4, 2019 and incorporated herein by reference)
10.15	Registration Rights Agreement, dated November 27, 2019 (attached as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed December 4, 2019 and incorporated herein by reference)
10.16	Green Goddess Extracts Purchase Agreement (attached as Exhibit 10.1 to the Current Report on Form 8-K filed August 1, 2019 and incorporated herein by reference)
10.17	Management and Services Agreement (attached as Exhibit 10.2 to the Current Report on Form 8-K filed August 1, 2019 and incorporated herein by reference)
10.18
Commercial Lease Agreement, dated July 9, 2019, by and between Skybar Holdings, LLC and the Company (attached as Exhibit 10.1 to the Current Report on Form 8-K filed July 15, 2019 and incorporated herein by reference)

10.19
First Amendment to Operating Agreement of Exactus One World, LLC, dated October 23, 2019 (attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 24, 2019 and incorporated herein by reference)

10.20
Amendment to Management and Services Agreement, dated October 23, 2019 (attached as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 24, 2019 and incorporated herein by reference)

10.21
Severance Agreement, by and between the Company and Philip J. Young, dated August 15, 2019 (attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 21, 2019 and incorporated herein by reference)

10.22	Subscription Agreement with Exactus One World, LLC (attached as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed May 31, 2019 and incorporated herein by reference)
10.23	Membership Purchase Agreement (attached as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed May 31, 2019 and incorporated herein by reference)
10.24	Operating Agreement for Exactus One World, LLC (attached as Exhibit 10.3 to the Quarterly Report on Form 10-Q filed May 31, 2019 and incorporated herein by reference)
10.25	Unanimous Written Consent of the Managers of Exactus One World, LLC (attached as Exhibit 10.4 to the Quarterly Report on Form 10-Q filed May 31, 2019 and incorporated herein by reference)
10.26	Lease for Premises in Delray Beach, Florida (attached as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 11, 2019 and incorporated herein by reference)
10.27	Employment Agreement with Andrew Johnson (attached as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed March 11, 2019 and incorporated herein by reference)
10.28	First Amendment to Employment Agreement with Philip Young (attached as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed March 11, 2019 and incorporated herein by reference)
10.29	First Amendment to Employment Agreement with Kelley Wendt (attached as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed March 11, 2019 and incorporated herein by reference)
10.30	Separation Agreement and Consulting Agreement with Timothy Ryan (attached as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed March 11, 2019 and incorporated herein by reference)
10.31
Non-Exclusive Distribution and Profit Sharing Agreement by and between the Company and Canntab Therapeutics USA (Florida), Inc., dated November 20, 2019 (attached as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 20, 2019 and incorporated herein by reference)

10.32
Supply Agreement by and between the Company and Canntab Therapeutics USA (Florida), Inc., dated November 20, 2019 (attached as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed November 20, 2019 and incorporated herein by reference)

10.33	Registration Rights Agreement, dated November 27, 2019 (attached as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed December 4, 2019 and incorporated herein by reference)
10.34
Supply and Distribution Agreement by and between the Company and Ceed2Med, LLC, dated November 14, 2019 (attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 20, 2019 and incorporated herein by reference)

10.35	Employment Agreement with Derek Du Chesne (attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 20, 2020 and incorporated herein by reference)
10.36*	Supply and Distribution Agreement with HTO Holdings, Inc. (Hemptown, USA)
10.37*	Amendment to Supply and Distribution Agreement with HTO Holdings, Inc. (Hemptown, USA)
10.38*	Forbearance Agreement with 3i, LP
21.1	Subsidiary List (attached as Exhibit 21.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2016 and incorporated herein by reference)
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 formatted in Extensible Business Reporting Language (XBRL).
	101.INS	XBRL Instance Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase
	101.LAB	XBRL Taxonomy Extension Label Linkbase
	101.DEF	XBRL Taxonomy Extension Definition Linkbase
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase
	101.SCH	XBRL Taxonomy Extension Schema

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Exactus, Inc.

By: /s/ Emiliano Aloi
  Emiliano Aloi
  Interim Chief Executive Officer
 (Principal Executive Officer)
  May 22, 2020

By: /s/ Kenneth Puzder
  Kenneth Puzder
  Chief Financial Officer and Director
  (Principal Financial Officer and Principal Accounting Officer)
  May 22, 2020

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By: /s/ Bobby Yampolsky
  Bobby Yampolsky
  Interim Executive Chairman and Director
  May 22, 2020

By: /s Kenneth Puzder
  Kenneth Puzder
  Chief Financial Officer and Director
  May 22, 2020

By: /s/ John Price
  John Price
  Director
  May 22, 2020

By: /s/ Alvaro Daniel Alberttis
  Alvaro Daniel Alberttis
  Director
  May 22, 2020