Form 10-Q
period 2020-03-31
Exactus, Inc.
filed 2020-06-30
CIK 1552189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 001-38190

Exactus, Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-1085858
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

80 NE 4th Avenue, Suite 28, Delray Beach, FL 33483
(Address of principal executive offices, Zip Code)

(800) 881-9352
(Registrant's telephone number, including area code)

________________________________________________________
(Former Name, Former Address and Former Fiscal Year if Changed Since Last Report)

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Non-Accelerated Filer ☑	Accelerated Filer ☐ Smaller reporting company ☑
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 49,564,420 shares of common stock, par value $0.0001 per share, outstanding as of June 26, 2020.

EXPLANATORY NOTE

On May 15, 2020, Exactus, Inc. (the “Company”) filed a Current Report on Form 8-K, and is filing this Quarterly Report on Form 10-Q (the “Quarterly Report”), in reliance on the Order of the Securities and Exchange Commission (the “SEC”), dated March 4, 2020, as updated March 25, 2020, pursuant to Section 36 of the Securities Exchange Act of 1934 modifying exemptions from the reporting and proxy delivery requirements for public companies (Release No. 34-22465).

As a result of “stay at home” orders and other restrictions imposed as a result of the COVID-19 pandemic, certain Company officers and management as well as professional staff and consultants have been hindered and delayed in conducting all of the work required to prepare the financial statements for the Quarterly Report. This has, in turn, impacted the Company’s ability to complete its audit and file this Quarterly Report by its original due date, May 15, 2020.

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements included in this Form 10-Q are as follows:

Condensed Consolidated Balance Sheets as March 31, 2020 (unaudited) and December 31, 2019;
Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019 (unaudited);
Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the three months ended March 31, 2020 and 2019 (unaudited);
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019 (unaudited);
Notes to Unaudited Condensed Consolidated Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2020 are not necessarily indicative of the results that can be expected for the full year.

Exactus, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$9,541	$18,405
Accounts receivable, net	273,493	55,725
Accounts receivable - related party	107,660	18,860
Inventory, net	397,098	1,337,809
Prepaid expenses and other current assets - current	123,760	248,776
Prepaid expenses and other current assets - related party - current	622,159	622,160
Due from related parties	127,500	127,500
Total current assets	1,661,211	2,429,235

Other Assets:
Deposits	40,000	80,000
Prepaid expenses and other current assets - long-term	15,959	-
Prepaid expenses and other current assets - related party - long-term	2,333,523	2,492,045
Property and equipment, net	450,706	477,433
Intangible assets, net	1,901,061	2,147,311
Operating lease right-of-use assets, net (see Note 7)	2,056,366	2,173,253
Total other assets	6,797,615	7,370,042

TOTAL ASSETS	$8,458,826	$9,799,277

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable	$2,001,201	$1,442,409
Accounts payable - related parties	454,511	454,511
Accrued expenses	769,159	358,010
Unearned revenue - related party	-	215,000
Note payable - related parties	78,017	55,556
Subscription payable	250,000	250,000
Convertible notes, net of discounts	402,214	85,906
Derivative liability	773,924	880,410
Interest payable	25,682	16,677
Due to related party	85,000	-
Operating lease liabilities, current portion (see Note 7)	498,778	432,065
Total current liabilities	5,338,486	4,190,544

Long Term Liabilities:
Convertible notes payable	-	100,000
Operating lease liabilities, long-term portion (see Note 7)	1,646,705	1,826,887
Total long term liabilities	1,646,705	1,926,887

TOTAL LIABILITIES	6,985,191	6,117,431

Commitment and contingencies (see Note 11)

Equity:
Exactus, Inc. Stockholders' Equity
Preferred stock: 50,000,000 shares authorized; $0.0001 par value, 5,266,466 undesignated shares issued and outstanding	-	-
Preferred stock Series A: 1,000,000 shares designated; $0.0001 par value, 350,019 and 353,109 shares issued and outstanding, respectively	32	35
Preferred stock Series B-1: 32,000,000 shares designated; $0.0001 par value, 1,650,000,and 1,650,000 shares issued and outstanding, respectively	165	165
Preferred stock Series B-2: 10,000,000 shares designated; $0.0001 par value, 7,516,000 and 7,516,000 shares issued and outstanding, respectively	752	752
Preferred stock Series C: 1,733,334 shares designated; $0.0001 par value, none shares issued and outstanding	-	-
Preferred stock Series D: 200 shares designated; $0.0001 par value, 18 shares issued and outstanding	-	-
Preferred stock Series E: 10,000 shares designated; $0.0001 par value, 10,000 shares issued and outstanding	1	1
Common stock: 650,000,000 shares authorized; $0.0001 par value, 45,732,002 and 43,819,325 shares issued and outstanding, respectively	4,574	4,382
Common stock to be issued (308,330 and 664,580 shares to be issued, respectively)	30	66
Additional paid-in capital	26,080,432	25,343,293
Accumulated deficit	(23,919,063)	(21,129,379)
Total Exactus Inc. Stockholders' Equity	2,166,923	4,219,315

Non-controlling interest in subsidiary	(693,288)	(537,469)

Total Stockholders' Equity	1,473,635	3,681,846

TOTAL LIABILITIES AND EQUITY	$8,458,826	$9,799,277

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Exactus, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2020	2019
	(Unaudited)	(Unaudited)

Net revenues	$520,200	$15,980
Net revenues - related party	315,800	-

Total net revenues	836,000	15,980

Cost of sales	1,042,473	12,600
Cost of sales - related party	357,783	-

Total cost of sales	1,400,256	12,600

Gross profit (loss)	(564,256)	3,380

Operating Expenses:
General and administration	1,184,006	652,209
Selling and marketing expenses	280,890	51,878
Professional and consulting	727,871	1,880,147
Research and development	-	15,000

Total Operating Expenses	2,192,767	2,599,234

Loss from Operations	(2,757,023)	(2,595,854)

Other Income (expenses):
Derivative gain (loss)	106,486	(1,454,729)
(Loss) gain on settlement of debt, net	(6,500)	3,007,629
Interest expense	(288,466)	(366,913)

Total Other Income (Expenses), net	(188,480)	1,185,987

Loss Before Provision for Income Taxes	(2,945,503)	(1,409,867)
Provision for income taxes	-	-

Net Loss	(2,945,503)	(1,409,867)

Net Loss attributable to non-controlling interest	155,819	35,604

Net Loss Attributable to Exactus, Inc.	(2,789,684)	(1,374,263)

Deemed dividend on Preferred Stock	-	(904,450)

Net Loss available to Exactus, Inc. common stockholders	$(2,789,684)	$(2,278,713)

Net Loss per Common Share - Basic and Diluted	$(0.07)	$(0.07)
Net Loss attributable to non-controlling interest per Common Share - Basic and Diluted	$(0.00)	$0.00
Net Loss available to Exactus, Inc. common stockholders per Common Share - Basic and Diluted	$(0.06)	$(0.12)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	45,293,865	19,485,557

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Exactus, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
For the Three Months Ended March 31, 2020 and 2019
(Unaudited)

	Preferred Stock- Series A		Preferred Stock- Series B-1		Preferred Stock- Series B-2		Preferred Stock- Series C		Preferred Stock- Series D		Preferred Stock- Series E		Common Stock		Common Stock - Unissued		Additional Paid in	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance, December 31, 2019	353,109	$35	1,650,000	$165	7,516,000	$752	-	$-	18	$-	10,000	$1	43,819,325	$4,382	664,580	$66	$25,343,293	$(21,129,379)	$(537,469)	$3,681,846

Common stock issued for private placement	-	-	-	-	-	-	-	-	-	-	-	-	500,000	50	-	-	99,950	-	-	100,000
Common stock issued for unissued common stock	-	-	-	-	-	-	-	-	-	-	-	-	287,500	29	(287,500)	(29)	-	-	-	-
Conversion of Series A Preferred Stock to Common Stock	(3,090)	(3)	-	-	-	-	-	-	-	-	-	-	150,450	15	-	-	(12)	-	-	-
Common stock issued for services	-	-	-	-	-	-	-	-	-	-	-	-	765,000	77	-	-	378,446	-	-	378,523
Stock-based compensation in connection with restricted common stock award grants - Q1 2020	-	-	-	-	-	-	-	-	-	-	-	-	209,727	21	(68,750)	(7)	117,889	-	-	117,903
Stock options granted for services	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	140,866	-	-	140,866
Net Loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-		(2,789,684)	(155,819)	(2,945,503)
Balance, March 31, 2020	350,019	$32	1,650,000	$165	7,516,000	$752	-	$-	18	$-	10,000	$1	45,732,002	$4,574	308,330	$30	$26,080,432	$(23,919,063)	$(693,288)	$1,473,635

	Preferred Stock- Series A		Preferred Stock- Series B-1		Preferred Stock- Series B-2		Preferred Stock- Series C		Preferred Stock- Series D		Preferred Stock- Series E		Common Stock		Common Stock - Unissued		Additioanl Paid in	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

Balance, December 31, 2018	-	$-	2,800,000	$280	8,684,000	$868	1,733,334	$173	45	$1	-	$-	6,233,524	$623	-	$-	$7,111,445	$(10,537,892)	$-	$(3,424,502)

Preferred stock issued upon convesion of
convertible debt	849,360	84	-	-	-	-	-	-	-	-	-	-	-	-	-	-	849,276	-	-	849,360
Preferred stock issued for private placement	55,090	6	-	-	-	-	-	-	-	-	-	-	-	-	-	-	55,084	-	-	55,090
Common stock issued for private placement	-	-	-	-	-	-	-	-	-	-	-	-	15,382,090	1,538	-	-	3,308,115	-	-	3,309,653
Common Stock issued for Master Supply	-	-	-	-	-	-	-	-	-	-	-	-	8,385,691	839	-	-	(839)	-	-	-
Common stock issued for debt settlement	-	-	-	-	-	-	-	-	-	-	-	-	203,080	20	-	-	40,596	-	-	40,616
Common stock issued for purchase of membership interest in subsidiary	-	-	-	-	-	-	-	-	-	-	-	-	937,500	94	-	-	989,906	-	-	990,000
Conversion of Series A Preferred Stock to Common Stock	(296,441)	(30)	-	-	-	-	-	-	-	-	-	-	1,482,205	148	-	-	(118)	-	-	-
Conversion of Series B-1 Preferred Stock to Common Stock	-	-	(400,000)	(40)	-	-	-	-	-	-	-	-	50,000	5	-	-	35	-	-	-
Conversion of Series B-2 Preferred Stock to Common Stock	-	-	-	-	(1,000,000)	(100)	-	-	-	-	-	-	125,000	13	-	-	87	-	-	-
Conversion of Series D Prefered Stock to Common Stock	-	-	-	-	-	-	-	-	(4)	(1)	-	-	100,000	10	-	-	(9)	-	-	-
Common stock issued upon convesion of
convertible debt	-	-	-	-	-	-	-	-	-	-	-	-	250,000	25	-	-	195,975	-	-	196,000
Stock warrants granted for services	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,114,062	-	-	1,114,062
Stock options granted for services	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	891,799	-	-	891,799
Deemed dividend on Preferred Stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	904,450	(904,450)	-	-
Net Loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-		(1,374,263)	(35,604)	(1,409,867)
Balance, March 31, 2019	608,009	$60	2,400,000	$240	7,684,000	$768	1,733,334	$173	41	$-	-	$-	33,149,090	$3,315	-	$-	$15,459,864	$(12,816,605)	$(35,604)	$2,612,211

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Exactus, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2020	2019
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net loss	$(2,945,503)	$(1,409,867)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	26,727	-
Derivative (gain) loss	(106,486)	1,454,729
Stock-based compensation	637,292	2,005,861
Bad debt expense	18,592	-
Inventory reserve	553,440	-
Amortization of prepaid stock-based expenses	195,299	-
Amortization of discount and debt issuance costs for convertible notes	268,350	339,806
Amortization of intangible assets	246,250	52,688
Deferred rent	3,418	-
Loss (gain) on settlement of debt	6,500	(3,007,629)
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	(236,360)	-
Accounts receivable - related party	(88,800)	-
Inventory	387,271	(422,819)
Advance to supplier - related party		(1,017,225)
Prepaid expenses and other current assets - current	88,240	(46,250)
Prepaid expenses and other current assets - long term	(15,959)	-
Deposit	40,000	-
Increase (decrease) in operating liabilities:
Accounts payable	552,292	233,560
Accounts payable - related party	-	(21,561)
Accrued expenses	411,149	-
Unearned revenues	(215,000)	-
Interest payable	9,005	4,952
Net Cash Used In Operating Activities	(164,283)	(1,833,755)

Cash Flows From Investing Activities:
Purchase of membership interest in subsidiary	-	(300,000)
Purchase of property and equipment	-	(28,500)
Net Cash Used in Investing Activities	-	(328,500)

Cash Flows From Financing Activities:
Advances from related party	85,000	-
Proceeds from sale of common stock	100,000	3,309,653
Payments of principal on notes payable	-	(11,129)
Proceeds from issuance of notes payable	20,419	14,229
Payments of principal on convertible notes	(50,000)	(186,443)
Proceeds from issuance of convertible notes, net of issuance cost	-	206,900
Net Cash Provided By Financing Activities	155,419	3,333,210

Net increase (decrease) in cash and cash equivalents	(8,864)	1,170,955

Cash and cash equivalents at beginning of year	18,405	1,960

Cash and cash equivalents at end of period	$9,541	$1,172,915

Supplemental Cash Flow Information:
Cash paid for interest and finance charges	$11,111	$22,166
Cash paid for taxes	$-	$-

Non-Cash investing and financing activities:
Proceeds from sale of Series A preferred stock paid directly to settle debts	$-	$55,090
Convertible notes and interest payable settled by Series A preferred stock issued	$-	$849,360
Note payable, accrued expense and interest payable settled by common stock issued	$-	$40,616
Convertible notes settled by common stock issued	$-	$196,000
Common stock issued for purchase of membership interest in subsidiary	$-	$990,000
Increase in intangible assets for subscription payable	$-	$1,650,000
Initial beneficial conversion feature and debt discount on convertible notes	$-	$206,910
Preferred deemed dividend	$-	$904,450
Operating lease right-of-use assets and operating lease liabilities
recorded upon adoption of ASC 842	$-	$310,093
Reduction of operating lease right-of-use asset and operating lease liabilities	$116,887	$7,416

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

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

Following passage of the 2018 Farm Bill, the Company entered into a Master Product Development and Supply Agreement (the “Development Agreement”) with Ceed2Med, LLC (“C2M”). Under the Master Agreement, C2M agreed to provide to the Company up to 2,500 kilograms of products (isolate or distillate) for manufacture into consumer products such as tinctures, edibles, capsules, topical solutions and animal health products. The Company believes manufacturing, testing and quality akin to pharmaceutical products is important when distributing hemp-based products. The Company’s products originate from third party manufacturers and farms at which the Company oversee all stages of plant growth and are manufactured under contract arrangements with third-parties.

The Company identified the rapidly growing hemp-based CBD market as a valuable target for a new company focus. On January 8, 2019, the Company entered into the Master Product Development and Supply Agreement with C2M. In consideration for the Development Agreement (see Note 11), C2M was issued 8,385,691 shares of our Common Stock. Additionally, the Company granted immediately vested 10-year options to purchase 750,000 shares of Common Stock, with exercise price of $0.32 per share to three C2M founders. As a result, C2M became the Company’s largest shareholder holding (inclusive of the vested options held by its founders) approximately 51% of the Company’s outstanding Common Stock as of the date of the Development Agreement which has subsequently been reduced to approximately 19% as of December 31, 2019. Consequently, such transaction resulted in a change of control whereby, C2M obtained majority control through its Common Stock ownership (See Note 11). In connection with this agreement, the Company received access to expertise, resources, skills and experience suitable for production of CBD rich ingredients including isolates, distillates, water soluble, and proprietary formulations. Under the Development Agreement, the Company was allotted a minimum of 50 and up to 300 kilograms per month, and up to 2,500 kilograms annually, of CBD rich ingredients for resale and had placed a $1 million purchase order for products in fiscal 2019. The Company currently offers products such as tinctures, edibles, capsules, topical solutions and animal health products manufactured for the Company as branded and white-label products.

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

On January 11, 2019, the Board of Directors of the Company approved a reverse stock split of the Company’s Common Stock at a ratio of 1-for-8 (the “Reverse Stock Split”) including shares issuable upon conversion of the Company’s outstanding convertible securities. All share and per share values of the Company’s Common Stock for all periods presented in this Report and in the accompanying unaudited condensed consolidated financial statements are retroactively restated for the effect of the Reverse Stock Split.

 EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The Company’s unaudited condensed consolidated financial statements include the financial statements of its 50.1% subsidiary, EOW and 51% subsidiary, Paradise Medlife. All significant intercompany accounts and transactions have been eliminated in consolidation.
The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information, which includes consolidated unaudited interim financial statements and present the consolidated unaudited interim financial statements of the Company and its majority-owned subsidiary as of March 31, 2020. All intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, stockholders’ equity (deficit) and cash flows as of March 31, 2020 and 2019, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2019 and footnotes thereto included in the Company’s Report on Form 10K filed with the SEC on May 22, 2020. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year.

Going concern

These unaudited condensed consolidated financial statements are presented on the basis that the Company will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business. No adjustment has been made to the carrying amount and classification of the Company’s assets and the carrying amount of its liabilities based on the going concern uncertainty. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had a net loss attributable to Exactus Inc. common stockholders of $2,789,684 for the three months ended March 31, 2020. The net cash used in operating activities was $164,283 for the three months ended March 31, 2020. Additionally, the Company had an accumulated deficit of $23,919,063 and working capital deficit of $3,677,275 at March 31, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of common and preferred shares and from the issuance of convertible promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Over the last several months the Company and its advisors have been evaluating numerous opportunities and relationships to increase shareholder value. The Company expects to realize revenue through its efforts, if successful, to sell wholesale and retail products to third parties. However, as the Company is in a start-up phase, in a new business venture, in a rapidly evolving industry, many of its costs and challenges are new and unknown. In order to fund the Company’s activities, the Company will need to raise additional capital either through the issuance of equity and/or the issuance of debt. During the three months ended March 31, 2020, the Company received proceeds from the sale of the Company’s Common Stock of approximately $100,000, related party advances of $85,000 and issuance of a note of $22,461.

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

 EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

Use of Estimates

The Company prepares its unaudited condensed consolidated financial statements in conformity with GAAP which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. In preparing the unaudited condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet, and revenues and expenses for the period then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to the fair value of derivative liabilities, useful life of property and equipment and intangible assets, fair value of right of use assets, assumptions used in assessing impairment of long-term assets, contingent liabilities, and fair value of non-cash equity transactions.

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

The Company measures certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2020 and December 31, 2019:

	At March 31, 2020			At December 31, 2019
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	—	—	$773,924	—	—	$880,410

A roll forward of the level 3 valuation financial instruments is as follows:

For the Three Months Ended March 31, 2020
Balance at beginning of period	$880,410
Change in fair value included in derivative gain	(106,486)
Balance at end of period	$773,924

As of March 31, 2020, the Company has no assets that are re-measured at fair value.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying value of those investments approximates their fair market value due to their short maturity and liquidity. Cash and cash equivalents include cash on hand and amounts on deposit with financial institutions, which amounts may at times exceed federally insured limits. The Company has not experienced any losses on such accounts and do not believe the Company is exposed to any significant credit risk. The Company had $0 cash balances in excess of FDIC insured limits at March 31, 2020 and December 31, 2019, respectively. Cash and cash equivalents were $9,541 and $18,405 at March 31, 2020 and December 31, 2019, respectively.

Accounts receivable and allowance for doubtful accounts

The Company has a policy of providing an allowance for doubtful accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to bad debt expense and included in the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2020 and December 31, 2019, allowance for doubtful accounts amounted to $32,583 and $13,991, respectively. Bad debt expense amounted $18,592 and $0 during the three months ended March 31, 2020 and 2019, respectively.

 EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

Prepaid Expenses and Other Current Assets

Total prepaid expenses and other current assets - current amounted to $123,760 and $248,776 at March 31, 2020 and December 31, 2019, respectively. Total prepaid expenses and other current assets – long term amounted to $15,959 and $0 at March 31, 2020 and December 31, 2019, respectively. Prepaid expenses to C2M who is a related party, amounted to $622,159 – current portion and $2,333,523 – long-term portion at March 31, 2020. Prepaid expenses to C2M who is a related party, amounted to $622,160 – current portion and $2,492,045 – long-term portion at December 31, 2019. Prepaid expenses consist primarily of costs paid for future services which will occur within a year. Prepaid expenses may include prepayments in cash and equity instruments for an operating lease, consulting, and insurance fees which are being amortized over the terms of their respective agreements.

Inventory

The Company values inventory, consisting of raw materials, growing plants and finished goods, at the lower of cost or net realizable value. Cost is determined on the first-in and first-out (“FIFO”) method. The Company reduces inventory for the diminution of value, resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its estimated net realizable value. Factors utilized in the determination of the estimated net realizable value include (i) estimates of future demand, and (ii) competitive pricing pressures. In accordance with ASC 905, “Agriculture”, all direct and indirect costs of growing hemp are accumulated until the time of harvest and are reported at the lower of cost or net realizable value. Included in inventory is the Company’s hemp crop under cultivation on farm acreage leased by the Company. The cost of the hemp crop under cultivation is determined based upon costs to purchase industrial hemp seed and industrial hemp cuttings, plus farm labor, fertilizer, water and power, the cost to harvest and cost for drying services. The costs of planting, cultivating and harvesting the Company’s hemp crop are capitalized to hemp crop inventory under cultivation, when incurred. The Company determined the cost allocation of the hemp crop (hemp flowers and hemp cuttings) based upon a proforma Market Value Method. However, based upon current actual sales prices and after reviewing national sales trends, the Company established an inventory reserve to write down the inventory to net realizable value which is the estimated selling prices in the ordinary course of business, less reasonable predictable costs of completion, disposal and transportation or shipping. The Company recorded impairment expense on inventory of it finished goods- hemp flowers of $553,440 (see Note 4) during the three months ended March 31, 2020 and was included in cost of sales as reflected in the accompanying unaudited condensed consolidated statements of operations.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from 3 to 10 years. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired, or disposed of, the cost and accumulated depreciation are removed, and any resulting gains or losses are included in the unaudited condensed consolidated statement of operations.

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

 EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

Revenue Recognition

On January 1, 2018, the Company adopted ASC Topic 606 and the related amendments, Revenue from Contracts with Customers, which requires revenue to be recognized in a manner that depicts the transfer of goods or services to customers in amounts that reflect the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company recognizes revenue by applying the following steps:

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

Research and Development Expenses

The Company follows ASC 730-10, “Research and Development,” and expenses research and development costs when incurred.  Accordingly, third-party research and development costs, including designing, prototyping and testing of product, are expensed when the contracted work has been performed or milestone results have been achieved. Indirect costs are allocated based on percentage usage related to the research and development.   Research and development costs of $0 and $15,000 were incurred for the three months ended March 31, 2020 and 2019, respectively, and are included in operating expenses on the accompanying unaudited condensed consolidated statements of operations.

Advertising Costs

The Company applies ASC 720 “Other Expenses” to account for advertising related costs. Pursuant to ASC 720-35-25-1, the Company expenses the advertising costs when the first time the advertising takes place. Advertising costs were $57,050 and $50,531 for the three months ended March 31, 2020 and 2019, respectively, and are included in selling and marketing expenses on the accompanying unaudited condensed consolidated statement of operations.

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with ASC 606. The amounts charged to customers for shipping products are recognized as revenues and the related costs of shipping products are classified in selling and marketing expenses as incurred. Shipping costs included in selling and marketing expenses were $16,588 and $548 for the three months ended March 31, 2020 and 2019, respectively.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. The reclassified amounts have no impact on the Company’s previously reported financial position or results of operations.

 EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

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

Earnings per Share

We compute basic and diluted earnings per share amounts in accordance with ASC Topic 260, “Earnings per Share”. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if preferred stock converted to Common Stock and warrants are exercised.  Preferred stock and warrants are excluded from the diluted earnings per share calculation if their effect is anti-dilutive.  For the three months ended March 31, 2020 and 2019, the following potentially dilutive shares were excluded from the computation of diluted earnings per shares because their impact was anti-dilutive:

	2020	2019
Stock Options	4,809,822	5,434,375
Stock Warrants	2,014,299	1,362,833
Restricted stock to be issued upon vesting	3,651,379	-
Convertible Preferred Stock	9,460,845	5,542,212
Convertible Debt	10,833,865	250,000
Total	30,770,210	12,589,420

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
MARCH 31, 2020

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
MARCH 31, 2020

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

Recent Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update 2017-04, “Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment” (ASU 2017-04). The standard simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the amendments of ASU 2017-04, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, but the loss cannot exceed the total amount of goodwill allocated to the reporting unit. ASU 2017-04 is effective for the calendar year ending December 31, 2020. The amendments require a prospective approach to adoption and early adoption is permitted for interim or annual goodwill impairment tests. The adoption of this guidance had no impact on the Company’s unaudited condensed consolidated financial statements.

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

NOTE 3 – ACQUISITION OF ASSETS AND OWNERSHIP

Exactus One World

On March 11, 2019, the Company acquired a 50.1% limited liability membership interest in Exactus One World, LLC (“EOW”), an Oregon limited liability company, formed on January 25, 2019 which since inception, had no operations.

The Company acquired 50.1% limited liability membership interest pursuant to a Subscription Agreement (the “Subscription Agreement”) and a Membership Interest Purchase Agreement (the “Purchase Agreement”). Under the terms of the Subscription Agreement, the Company acquired a 30% interest in EOW, and an additional 20.1% was acquired from existing members pursuant to the terms of the Purchase Agreement. The existing members are considered third parties. The Company has the right to appoint a Manager of the limited liability company and has appointed its President. Under the Operating Agreement for EOW, as amended, the Company has the right to appoint, and remove and replace, if desired, one of three managers of EOW, with each manager having the full rights to control the business and affairs of EOW. The Company appointed its Interim Chief Executive Officer, Emiliano Aloi, as its Manager of EOW.

 EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

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

The acquisition of the 30% membership interest is deemed to be an investment in and capital contribution to EOW and shall be eliminated upon consolidation. The Company paid a total of approximately $2,344,000 between April 2019 and September 2019 fully paid the $2,700,000 purchase price during fiscal 2019.

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

During fiscal 2019, the Company fully paid the consideration and was paid to the sellers as follows:

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

Additionally, the Company recorded the acquisition of 50.1% of membership interest in EOW under the FASB issued ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). As of March 31, 2020, the Company recorded a non-controlling interest balance of $(693,288) in connection with the majority-owned subsidiary, EOW as reflected in the accompanying unaudited condensed consolidated balance sheet and losses attributable to non-controlling interest of $155,819 and 35,604 during the three months ended March 31, 2020 and 2019, respectively, as reflected in the accompanying unaudited condensed consolidated statements of operations.

 EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

Paradise Medlife, LLC

On July 5, 2019, the Company entered into an Operating Agreement (the “Operating Agreement”) with Paradise Medlife, LLC (“Paradise Medlife”) and Paradise CBD, LLC. Paradise Medlife is a Florida Limited Liability Company, organized on April 12, 2019 with no operations since inception. The Company shall contribute capital of $50,000 in the form of CBD products in exchange for 51% ownership of Paradise Medlife. Consequently, Paradise Medlife became a majority owned subsidiary of the Company. To date, Paradise Medlife has no operations. At March 31, 2020, the Company has not yet contributed the capital of $50,000. The Company anticipates that it will contribute the capital in the form of CBD products during fiscal 2020.

Green Goddess Extracts, LLC

On July 31, 2019 the Company entered into an Asset Purchase Agreement (the “Green Goddess Purchase Agreement”) with Green Goddess Extracts, LLC (“Green Goddess”), a Florida contract manufacturer and formulator of hemp and vape products. Under the Green Goddess Purchase Agreement, the Company acquired the assets of Green Goddess consisting principally of its right and interest in the Green Goddess brand, inventory, customer list, intellectual property including IP addresses and trademarks, and entered into an option to acquire the seller’s vape assets, and entered into an employment agreement with the founder (the “Founder”) of Green Goddess. Green Goddess manufactures and distributes a premium line of hemp-derived products sold through distributors and online. Green Goddess has been a contract manufacturer for C2M and the Company.

Under the terms of the Green Goddess Purchase Agreement the Company agreed to issue 250,000 shares of the Company’s Common Stock and pay $250,000 cash for the acquisition to be paid in six installments. The first installment of $41,667 shall be due within 90 days of the closing and the five additional installments shall be paid starting on October 12, 2019 and continuing on the first day of each following month. At March 31, 2020 and December 31, 2019, the Company has an outstanding balance of $250,000 to the seller which is included in subscription payable as reflected on the consolidated balance sheets. The Company is currently in default under the Asset Purchase Agreement. However, there are no penalty interest or charges from the default pursuant to the Asset Purchase Agreement.

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
MARCH 31, 2020

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

During fiscal year 2019 the Company fully impaired the assets and resulted in an impairment loss of $186,025 related to the Green Goddess intangible asset.

The Company, Green Goddess and the founder of Green Goddess have each asserted various claims against the other for breach of contract although no proceedings have been commenced.  Currently, the Company has suspended efforts to market and sell CBD products under the Green Goddess brand and Green Goddess has suspended delivery of the Company’s inventory due to the disputes which involve, among other things, the amounts that were due and owing Green Goddess from C2M for orders placed prior to the asset purchase, the nature and going concern value of the assets purchased by the Company and representations concerning the operation of the business and performance by the founder under the employment agreement.  There can be no assurance the parties will resolve their differences or that the prior agreements will not be terminated. The CBD products with a cost of $837,153 held inventory had been written down to a value of $0 due to the age and questionable salability of the product. During fiscal 2019, the Company fully impaired the finished goods related to CBD products and resulted in an impairment loss of $837,153.

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
MARCH 31, 2020

The relative fair value of the assets acquired were based on management’s estimates of the fair values on September 30, 2019. Based upon the purchase price allocation, the following table summarizes the estimated relative fair value of the assets acquired at the date of acquisition:

Intangible asset – Brand	$70,000
Total assets acquired at fair value	70,000
Total purchase consideration	$70,000

During fiscal 2019 the Company recorded an impairment expense of $64,167 related to the Levor intangible asset.

NOTE 4 – INVENTORY

Inventory, net consisted of the following:
	March 31, 2020	December 31, 2019

Finished goods – CBD products	$-	$-
Finished goods – hemp flowers and hemp cuttings	397,098	1,337,809
	$397,098	$1,337,809

During the three months ended March 31, 2020, the Company recorded a reserve or inventory write-off related to damaged inventory of $553,440 due to mold and is included in cost of sales as reflected in the accompanying unaudited condensed consolidated statements of operations.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated life	As of March 31, 2020	As of December 31,2019
		(Unaudited)
Greenhouse	10 years	$34,465	$34,465
Fencing and storage	5 years	44,543	44,543
Irrigation	5 years	387,975	387,975
Office and computer equipment	3 years	40,834	40,834
Farming Equipment	5 years	11,500	11,500
Leasehold improvement	5 years	21,886	21,886
Less: Accumulated depreciation		(90,497)	(63,770)
		$450,706	$477,433

Depreciation expense amounted to $26,727 and $0 for the three months ended March 31, 2020 and 2019, respectively.

NOTE 6 – INTANGIBLE ASSET

At March 31, 2020 and December 31, 2019, intangible asset consisted of the following:

	Useful life	March 31, 2020	December 31, 2019
		(Unaudited)
Farm leases - EOW	3 year	$2,930,000	$2,930,000
Hemp operating license - EOW	1 year	10,000	10,000
Trademark – Green Goddess	3 year	-	3,500
Customer list – Green Goddess	3 year	-	212,529
Brand - Levor	3 year	-	70,000
		2,940,000	3,226,029
Less: accumulated amortization		(1,038,939)	(828,526)
Less: impairment expense		-	(250,192)
		$1,901,061	$2,147,311

 EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

For the three months ended March 31, 2020, amortization of intangible assets amounted to $246,250 and $52,688, respectively. During fiscal 2019, the Company fully impaired the intangible assets related to the Green Goddess and Levor brands.

Amortization of intangible assets attributable to future periods is as follows:

Year ending December 31:	Amount
2020 (remainder)	$732,500
2021	976,667
2022	191,894
$1,901,061

NOTE 7 - OPERATING LEASE RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

On March 1, 2019, the Company, through its majority-owned subsidiary, EOW, entered into a farm lease agreement for a lease term of one year. The lease premise is located in Cave Junction, Oregon and consists of approximately 100 acres. The lease requires the Company to pay 5% of the net income realized by the Company from the operation of the lease farm. Accordingly, the Company recognized $0 Right-of-use asset (“ROU”) and lease liabilities on this farm lease as the Company has not determined when it will generate net income from this lease. The lease shall continue in effect from year to year except for at least a 30-day written notice of termination. The Company has not paid any lease payments under this agreement for the three months ended March 31, 2020 and for fiscal 2019. EOW is in the process of arranging a sub-lease agreement with the affiliated company.

On March 1, 2019, the Company, through its majority-owned subsidiary, EOW, entered into a farm lease agreement for a lease term of one year. The lease premise is located in Grants Pass, Oregon and consists of approximately 100 acres. The lease requires the Company to pay $120,000 per year, whereby $50,000 was payable upon execution and $70,000 shall be payable prior to planting for agricultural use or related purposes. The lease shall continue in effect from year to year except for at least a 30-day written notice of termination. EOW is in the process of arranging a sub-lease agreement with the affiliated company.

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

On July 9, 2019, the Company entered into a Commercial Lease Agreement (the “Lease”) with Skybar Holdings, LLC, a Florida limited liability company. Pursuant to the Lease, the Company will rent the entire first floor (consisting of approximately 4,000 square feet) of a property located in Delray Beach, Florida (the “Premises”). The Company plans to develop the Premises to create a hemp-oriented health and wellness retail venue, including education, clothing and cosmetics, and explore franchise opportunities. The initial term of the Lease is 5 years commencing August 1, 2019, with two 5-year extension options. The Lease includes a right of first refusal in favor of the Company to lease any space that becomes available on the 2nd and 3rd floor of the Premises and a right of first refusal to purchase the Premises. Pursuant to the Lease, the Company will pay rent equal to $40,000 per month in advance in addition to all applicable Florida sales and/or federal taxes and security deposit of $40,000. Effective one year from the lease commencement date and each year thereafter, the rent shall increase at least three percent (3%) per year. The lessor of the Premises is a limited liability company owned or controlled by Vladislav (Bobby) Yampolsky, the manager and controlling member of C2M, the Company’s largest stockholder. As of March 31, 2020, no rent payments have been made. As of March 31, 2020, the Company recorded accrued expense of $200,000 in connection with this lease agreement.

 EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

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

The Company adopted ASC Topic 842 on January 1, 2019. Between March 2019 and August 2019 which are the execution dates of various lease agreements, the Company recorded right-of-use assets totaling $2,431,362 and total lease liabilities of $2,431,362 based on an incremental borrowing rate of 10%. The Company recorded lease expense of $166,619 and $10,000 for the three months ended March 31, 2020 and 2019, respectively. During the three months ended March 31, 2020, lease expenses of $0 was included in cost of sales and $166,619 was included in general and administrative expenses as reflected in the accompanying unaudited condensed consolidated statements of operations.

The cash outflows from operating leases for the three months ended March 31, 2020 was $169,000. The weighted average remaining lease term and the incremental borrowing rate for operating leases at March 31, 2020 were 2.56 years and 10%, respectively.

Right of Use (“ROU”) Asset is summarized below:

	As of March 31, 2020	As of December 31, 2019
	(Unaudited)
Farm lease, ROU Asset	$506,506	$506,506
Commercial lease ROU	1,924,856	1,924,856
Less: Accumulated amortization	(374,996)	(258,109)
Balance of ROU asset	$2,056,366	$2,173,253

Operating lease right-of-use assets consisted of the following:

	March 31, 2020	December 31, 2019
	(Unaudited)
Operating lease right-of-use assets – related party	$1,705,115	$1,782,443
Operating lease right-of-use assets – unrelated party	351,251	390,810
Operating lease right-of-use assets, net	$2,056,366	$2,173,253

Operating lease liability related to the ROU asset is summarized below:

	As of March 31, 2020	As of December 31, 2019
	(Unaudited)
Farm lease	$506,506	$506,506
Commercial lease	1,924,856	1,924,856
Total lease liability	2,431,362	2,431,362
Reduction of lease liability	(285,879)	(172,410)
Total	2,145,483	2,258,952
Less: current portion	(498,778)	(432,065)
Long term portion of lease liability	$1,646,705	$1,826,887

 EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

Operating lease liabilities, current portion consisted of the following:
	March 31, 2020	December 31, 2019
	(Unaudited)
Operating lease liabilities – related party	$324,628	$262,196
Operating lease liabilities – unrelated party	174,150	169,869
Operating lease liabilities	$498,778	$432,065

Operating lease liabilities, long-term portion consisted of the following:
	March 31, 2020	December 31, 2019
	(Unaudited)
Operating lease liabilities – related party	$1,469,604	$1,605,945
Operating lease liabilities – unrelated party	177,101	220,942
Operating lease liabilities	$1,646,705	$1,826,887

Minimum lease payments under non-cancelable operating lease at March 31, 2020 are as follows:

Year ended December 31, 2020	$682,000
Year ended December 31, 2021	696,580
Year ended December 31, 2022	560,933
Year ended December 31, 2023	531,063
Year ended December 31, 2024	315,140
Total	2,785,716
Less: undiscounted payments during the three months ended March 31, 2020	(169,000)
Total undiscounted future minimum lease payments due as of March 31, 2020	2,616,716
Imputed interest	(471,233)
Total operating lease liability	$2,145,483

NOTE 8 - NOTES PAYABLE – RELATED PARTIES

During October 2019, the Company entered into two short-term promissory notes (the “Notes”) for an aggregate principal amount of $94,056 and gross cash proceeds of $85,000 (original issue discount of $9,056). A note with principal amount of $55,556 was subscribed by Andrew Johnson, an officer of the Company. The Notes became due and payable between October 18, 2019 and December 16, 2019 and bear interest at a rate of twelve (12%) percent per annum prior to the maturity date, and eighteen (18%) per annum if unpaid following the maturity date. The Notes are unsecured obligations of the Company. In addition, the Notes carry a 10% original issue discount of $9,056 which have been amortized and recorded in interest expense on the accompanying consolidated statements of operations. In December 2019, the Company repaid one of the notes with principal amount of $38,500 and accrued interest of $770. The Company is currently negotiating to extend the maturity date of the related party note with principal amount of $55,556.
During February 2020, the Company entered into a short-term promissory note for principal amount of $22,461 and gross cash proceeds of $20,419 (original issue discount of $2,042) with a certain stockholder of the Company. The note became due and payable on March 8, 2020 and bear interest at a rate of eighteen (18%) percent per annum prior to the maturity date, and eighteen (18%) per annum if unpaid following the maturity date. The note is unsecured obligation of the Company. In addition, the note carries a 10% original issue discount of $2,042 which have been amortized and recorded in interest expense on the accompanying unaudited condensed consolidated statements of operations. As of March 31, 2020, the principal balance of this note amounted to $22,461.

During the three months ended March 31, 2020 and 2019, the Company recognized $2,239 and $524, respectively, of interest expense. As of March 31, 2020 and December 31, 2019, the notes had accrued interest balances of $3,517 and $1,278, respectively. As of March 31, 2020 and December 31, 2019, the principal balance under the notes was $78,017 and $55,556, respectively.

 EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

NOTE 9 - CONVERTIBLE NOTES PAYABLE

The Company’s convertible notes, net of debt discount, consisted of the following as of March 31, 2020 and December 31, 2019:
2020 (Unaudited)	2019

Convertible Notes in the aggregate amount of $100,000, issued on March 22, 2018. The Notes bear interest at a rate of 5% per annum and will mature on February 1, 2023. If a qualified financing from which at least $5 million of gross proceeds are raised occurs prior to the maturity date, then the outstanding principal balance of the notes, together with all accrued and unpaid interest thereon, shall be automatically converted into a number of shares of the Company’s Common Stock at $0.40 per Share. The Notes offers registration rights wherein the Company agrees that within 45 days of a Qualified Offering, prior to the Maturity Date, the Company shall file a registration statement with the SEC registering for resale of the shares of Company’s Common Stock into which the Notes are convertible. The Company shall send a written conversion notice to the lender pursuant to the note agreement during the second quarter of fiscal 2020 and as such the principal balance of the convertible note remains outstanding as of March 31, 2020 and December 31, 2019. The Company reclass the principal balance to current portion as of March 31, 2020.
$100,000	$100,000

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
302,214	85,906

Carrying Amount of Convertible Debt, net of debt discount	$402,214	$185,906
Less: Current Portion, net of debt discount	(402,214)	(85,906)
Convertible Notes, Long Term	$-	$100,000

The following is a summary of the carrying amounts of convertible notes as of March 31, 2020 and December 31, 2019:

	2020	2019
	(Unaudited)
Principal Amount	$933,333	$933,333
Add: amortization of redemption premium	33,949	8,280
Less: principal payments	(50,000)	-
Less: unamortized debt discount and debt issuance costs	(515,068)	(755,707)
Total convertible debt less unamortized debt discount and debt issuance costs	$402,214	$185,906

In connection with the issuance of notes during fiscal 2019, on the initial measurement date of the notes, the fair values of the embedded conversion option of $1,457,290 was recorded as derivative liabilities of which $786,823 was charged to current period operations as initial derivative expense and $670,467 was recorded as a debt discount which was amortized into interest expense over the term of the note. The Company recognized change in fair value of derivative liabilities of $106,486 during the three months ended March 31, 2020. The Company recognized gain on extinguishment of debt due to repayment and conversions of notes into shares of common and preferred stock of $3,007,629 and change in fair value of derivative liabilities of $896,000 during the three months ended March 31, 2019. The Company determined that the conversion options embedded in the convertible notes require liability presentation at fair value. Each of these instruments provide the holder with the right to convert into Common Stock at a fixed discount market, with certain notes subject to a cap on the conversion price. These clauses cause uncertainty as to the number of shares issuable upon conversion of convertible debt and accordingly require liability presentation on the balance sheet in accordance with US GAAP. For the three months ended March 31, 2020 and 2019, the Company measured the fair value of the embedded derivatives using a binomial model and Monte Carlo simulations, and the following assumptions:

	2020	2019
Expected Volatility	230.26%	376.76% to 567.11%
Expected Term	0.66 Years	0.25 to 1.0 Years
Risk Free Rate	0.15%	2.41% to 2.54%
Dividend Rate	0.00%	0.00%

During the three months ended March 31, 2020 and 2019, the Company recognized $17,876 and $24,534, respectively, of interest expense. During the three months ended March 31, 2020 and 2019, the Company amortized debt discount of $266,308 and $339,806, respectively, of interest expense.

As of March 31, 2020 and December 31, 2019, the notes had accrued interest balances of $22,164 and $15,399, respectively.

 EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

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

On January 20, 2020, the Company converted 30,090 Series A Preferred Stock into 150,450 shares of Common Stock.

There are 323,019 and 353,109 shares of Series A Preferred Stock outstanding as of March 31, 2020 and December 31, 2019, respectively.

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

There are 1,650,000 shares of Series B-1 preferred stock outstanding, which are convertible into 206,250 shares of common stock, as of March 31, 2020 and December 31, 2019.

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

There are 7,516,000 shares of Series B-1 preferred stock outstanding, which were convertible into 939,500 shares of common stock as of March 31, 2020 and December 31, 2019.

 EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

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

As of March 31, 2020 and December 31, 2019, there were no shares of Series C Preferred Stock issued and outstanding.

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

There are 18 shares of Series D preferred stock outstanding which were convertible into 450,000 shares of common stock as of March 31, 2020 and December 31, 2019.

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
MARCH 31, 2020

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

On July 31, 2019, the Company granted 10,000 Series E Preferred in connection with a Management and Services Agreement (the “MSA”) with C2M, the Company’s largest shareholder (see Note 11). The Company valued the 10,000 Series E Preferred shares which is equivalent into 6,250,000 common shares at a fair value of $0.54 per common share or $3,375,000 based on the sales of common stock on recent private placements on the dates of grant. During the three months ended March 31, 2020, the Company recorded stock-based compensation of $158,523 and prepaid expense – related party of $2,955,681 to be amortized over the term of the MSA.

As of March 31, 2020 and December 31, 2019, there were 10,000 shares of Series E Preferred Stock issued and outstanding which were convertible into 6,250,000 shares of common stock.

Common Stock

The Company’s authorized Common Stock consists of 650,000,000 shares with a par value of $0.0001 per share.

Sale of Common Stock for private placement

During the three months ended March 31, 2020, the Company sold an aggregate of 500,000 shares of Common Stock for total proceeds of $100,000.

Conversion of Series A Preferred stock into Common Stock

On January 20, 2020, the Company converted 30,090 Series A Preferred Stock into 150,450 shares of Common Stock.

Common Stock for services

On January 23, 2020, the Company issued 250,000 shares of Common Stock for legal services to be rendered in fiscal 2020 and valued the shares of Common Stock at the fair value of approximately $0.4948 per common share or $123,700 based on the based on the quoted trading price on the date of grant. The Company recorded stock-based compensation of $123,700 during the three months ended March 31, 2020.

On January 23, 2020, the Company issued an aggregate of 515,000 shares of Common Stock to two officers and three employees of the Company for services in fiscal 2020 and as an incentive to retain such employees and valued the shares of Common Stock at the fair value of approximately $0.4948 per common share or $254,823 based on the based on the quoted trading price on the date of grant. The Company recorded stock-based compensation of $254,823.

Common Stock issued for Vested Restricted Common Stock Award

During the three months ended March 31, 2020, the Company issued an aggregate of 209,727 of Common Stock to employees and consultants for vested restricted stock awards (see Restricted Common Stock below).

Common Stock issued for Unissued Stock

There were 287,500 shares of common stock issuable which were issued during the three months ended March 31, 2020.

 EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

Common Stock Warrants

A summary of the Company’s outstanding stock warrants as of March 31, 2020 and changes during the period ended are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2019	2,014,299	$0.45	3.31
Granted	—	—	—
Cancelled	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Balance at March 31, 2020	2,014,299	$0.45	3.06

Warrants exercisable at March 31, 2020	2,014,299	$0.45	3.06

Weighted average fair value of warrants granted during the period		$—

As of March 31, 2020, aggregate intrinsic value in connection with exercisable warrants amounted to $0. During the three months ended March 31, 2020 and 2019, the Company recorded stock-based compensation of $0 and $1,114,062, respectively.

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

On January 11, 2019, the Company’s shareholders approved the 2019 Equity Incentive Plan (the “2019 Plan”). The purpose of the 2019 Plan is to provide a means for the Company to continue to attract, motivate and retain management, key employees, consultants and other independent contractors, and to provide these individuals with greater incentive for their service to the Company by linking their interests in the Company’s success with those of the Company and its shareholders. The 2019 Plan is limited such that the maximum number of shares of Common Stock that may be delivered pursuant to awards granted under the 2019 Plan may not exceed fifteen percent (15%) of the total of: (a) the issued and outstanding shares of our Common Stock, and (b) all shares common stock issuable upon conversion or exercise of any of our outstanding securities which are convertible or exercisable into shares of Common Stock under the terms thereof.

 EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

Stock option activity for the three months ended March 31, 2020 is summarized as follows:

	Number of Options	Weighted Average ExercisePrice	Weighted Average Remaining Contractual Life(Years)
Balance at December 31, 2019	4,671,280	$0.29	7.29
Granted	1,000,000	0.30	10.00
Forfeited	(861,458)	0.53	0.00
Balance at March 31, 2020	4,809,822	0.29	8.94
Options exercisable at March 31, 2020	3,450,448	$0.25	8.77
Weighted average fair value of options granted during the period $0.33

As of March 31, 2020, aggregate intrinsic value in connection with exercisable options amounted to $115,625. As of March 31, 2020, 1,359,375 outstanding options are unvested and there was $529,896 unrecognized compensation expense in connection with unvested stock options.

In February 2020, the Company granted 1,000,000 options to purchase shares of the Company’s Common Stock to Derek Du Chesne, the Company’s President in connection with his employment agreement (see Note 11). The options have a 10-year term from the date of grant and was exercisable at an exercise price of $0.30 per share. The fair value of the options granted amounted to $0.33 per option or $332,900.

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Compensation expense related to stock options granted is measured at the grant date based on the estimated fair value of the award and is recognized on a straight-line basis over the requisite service period. The assumptions used in the Black-Scholes model for the options granted during the three months ended March 31, 2020 are presented below:

Risk-free interest rate	1.55%
Expected volatility	263%
Expected term (in years)	10
Expected dividend yield	0%

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

The Company recognized $140,866 and $891,799 of compensation expense relate to the vesting of stock options for the three months ended March 31, 2020 and 2019, respectively. These amounts are included in general and administrative expenses on the accompanying unaudited consolidated statement of operations.

Restricted Common Stock

A summary of the status of the restricted common stock and changes during the three months ended March 31, 2020 is as follows.

	Restricted Stock Common Stock	Weighted Average Grant-Date Fair Value Per Share
Balance at December 31, 2019	3,583,328	$0.68
Granted	277,778	0.38
Vested and issued	(209,727)	(0.62)
Forfeited	-	-
Balance at March 31, 2020	3,651,379	$0.66

 EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

On January 14, 2020, in connection with his appointment to the Board of Directors, Alvaro Daniel Alberttis was awarded $100,000 worth of restricted common stock, valued at the closing market price of the Company’s common stock on the date of the appointment. These shares vest at a rate of 1/24th on the date of grant, and 1/24th per month thereafter, contingent upon his continued service. The Company valued the shares of restricted common stock at the fair value of $0.36 per common share or $100,000 based on the quoted trading price on the date of grant.

During the three months ended March 31, 2020, the Company recorded stock-based compensation of $117,903 in connection with vested restricted common stock grants. As of March 31, 2020, unamortized or unvested stock-based compensation costs related to restricted share arrangements was $2,379,344 and will be recognized over a weighted average period of 1.11 years.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Legal Matters

In the ordinary course of business, the Company enters into agreements with third parties that include indemnification provisions which, in its judgment, are normal and customary for companies in the Company’s industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, the Company generally agrees to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to the Company’s product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, the Company has no liabilities recorded for these provisions as of March 31, 2020 and December 31, 2019.

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

 EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

On September 25, 2019, Jonathan Gilbert, a former director, filed and served a complaint against the Company in the courts of Nassau County, New York. The complaint alleges that Mr. Gilbert is entitled to retain certain cancelled equity awards and seeks specific performance and damages. In February 2019, the Company granted 1,000,000 options to purchase shares of the Company’s Common Stock to a former director of the Company, Jonathan Gilbert, with vesting terms pursuant to the respective stock option agreement. The former director resigned as a director of the Company in August 2019. The options have a term of 10 years from the date of grant and was exercisable at an exercise price at $0.01. The Company already recognized $320,000 of compensation expense which relates to the vesting of 500,000 stock options prior to his resignation. After Jonathan Gilbert’s resignation, he filed a complaint against the Company disputing his rights to receive the Company’s common stock through the exercise of his stock options. In January 10, 2020, Mr. Gilbert and the Company entered into a Settlement and General Release Agreement and both parties agreed to such consideration. The Company will issue to Mr. Gilbert 375,000 shares of the Company’s common stock whereby 187,500 shares of common stock shall be issued immediately (“First Tranche”) and another 187,500 shares of common stock shall be issued immediately and held by the transfer agent and delivered on the six month anniversary of this agreement (“Second Tranche”) (collectively the First and Second Tranche shall be called “Settlement Stock”). The Settlement Stock is by virtue of the exercise of Mr. Gilbert’s stock options and any required payments from the exercise of the stock options have been credited or forgiven. The Settlement Stock which is issued under the Stock Option Plan based upon the exercise of the stock options registered pursuant to the Company’s registration statement on form S-8 (File no. 333-229025). The Company and Mr. Gilbert have released and discharged each other from all claims and demands. In January 2020, Mr. Gilbert dismissed the lawsuit against the Company. Pursuant to the Settlement and General Release Agreement dated in January 2020, the Company recorded the issuance of 375,000 shares at par value upon the exercise of the 375,000 stock options and cancelled the remaining 625,000 stock options during fiscal 2019.

On February 26, 2020 a complaint was filed against the Company in the Circuit Court, Palm Beach County, Florida on behalf of two former employees of the Company.  The case is entitled Ryan Borcherds and Miriam Martinez vs. Exactus, Inc. (Case No. 103978709). These former employees were hired in January 2020.  The complaint alleges the Company failed to pay wages and compensation to 2 employees under the Fair Labor Standards Act, breach of contract and violation of various Florida statutes, including allegations on behalf of other similarly situated persons.  On May 8, 2020, an amended complaint was filed against the Company in the Circuit Court, Palm Beach County, Florida on behalf of six former employees, with one additional employee added to the suit in June 2020. The amended case is entitled Ryan Bocherds, Marc Reiss, Jeannine Boffa, Benjamin Blair, Miriam Martinez and Michael Amoroso vs. Exactus, Inc, (Case No. 50-2020-CA-002274-MB). The other four former employees were hired between April 2019 and December 2019. As of March 31, 2020 and December 31, 2019, the Company has recorded total accrued salaries of $90,974 and $26,494 from these former employees, respectively. The complaint seeks approximately $106,000 in unpaid wages plus special damages, liquidated damages, interest and attorney’s fees. The Company has retained legal representation and intends to vigorously contest the matter.

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

On July 9, 2019, the Company entered into a Commercial Lease Agreement (the “Lease”) with Skybar Holdings, LLC, a Florida limited liability company. Pursuant to the Lease, the Company will rent the entire first floor (consisting of approximately 4,000 square feet) of a property located in Delray Beach, Florida (the “Premises”). The Company plans to develop the Premises to create a hemp-oriented health and wellness retail venue, including education, clothing and cosmetics, and explore franchise opportunities. The initial term of the Lease is 5 years commencing August 1, 2019, with two 5-year extension options. The Lease includes a right of first refusal in favor of the Company to lease any space that becomes available on the 2nd and 3rd floor of the Premises and a right of first refusal to purchase the Premises. Pursuant to the Lease, the Company will pay rent equal to forty thousand dollars per month in advance in addition to all applicable Florida sales and/or federal taxes. Effective one year from the lease commencement date and each year thereafter, the rent shall increase at least three percent (3%) per year. The lessor of the Premises is a limited liability company owned or controlled by Vladislav (Bobby) Yampolsky, the manager and controlling member of C2M, the Company’s largest stockholder.

 EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

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

Whereas, in consideration for the Development Agreement, C2M was issued 8,385,691 shares of our Common Stock on January 8, 2019. Additionally, the Company granted immediately vested 10-year options to purchase 750,000 shares of Common Stock to founders of C2M and our Interim Chief Executive Officer, Emiliano Aloi, with exercise price of $0.32 per share. As a result, C2M was our largest shareholder holding (inclusive of the vested options) approximately 51% of our outstanding Common Stock on the date of the Development Agreement.

C2M will provide personnel necessary for the Company's growth. Utilizing C2M employees and facilities, the Company has been able to rapidly access resources and opportunities in the hemp-derived CBD industry. Emiliano Aloi of C2M became a member of our Advisory Board in January 2019 and was appointed President of the Company on March 11, 2019.

Management and Services Agreement

As previously disclosed, on March 11, 2019, the Company acquired, through our majority-owned subsidiary, EOW, from the Company’s largest shareholder, C2M, certain rights to a 50.1% limited liability membership interest in certain farm leases and operations in Oregon in order to enter into the business of hemp farming for the 2019 grow season. During May 2019, the Company appointed Emiliano Aloi, the President of the Company, to the additional position of co-manager of EOW. The Company farmed approximately 200 acres of hemp for harvest and production during 2019.

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
MARCH 31, 2020

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

In October 2019, the Company entered into an amendment to the MSA (the “MSA Amendment”). The MSA Amendment extended the termination date of the MSA to December 31, 2024 and expanded the scope of services to be provided by C2M to the Company. Included in the scope of services was to negotiate with the minority owners of EOW, an amendment to the Operating Agreement of EOW for the distribution and allocation to provide for up to 100% (from 50.1%) of the results of operations of the 2019 harvest or yield resulting from all plants germinated during the calendar year December 31, 2019.

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

Employment Agreements

Andrew Johnson, the Company’s Chief Strategy Officer, is serving under a two-year employment agreement adopted on March 11, 2019 at an annual salary of $110,000, which was increased to $150,000 on January 23, 2020. In addition, he will be entitled to an annual cash bonus, in an amount as determined by the board of directors, if the Company meets or exceeds criteria adopted by the Compensation Committee of the Board of Directors. He shall also be eligible for grants of awards under stock option or other equity incentive plans of the Company as the Company’s Compensation Committee. For the 2019 year, he received a cash bonus of $100,000 to be paid in equal installments over the next 12 months which have been recorded in accrued expenses on the consolidated balance sheet as of March 31, 2020 and December 31, 2019.

Derek Du Chesne, the Company’s current President, Chief Growth Officer, and a Director, is serving under a two-year employment agreement dated February 18, 2020 and entered into in connection with his service as Chief Growth Officer. Du Chesne’s base salary for the initial year of service will be $150,000, increasing to not less than $250,000 for the second year of service, subject to annual review by the Board of Directors. He will be entitled to quarterly cash bonuses based on a percentage of our net sales to be determined. In addition, Mr. Du Chesne will be entitled to annual cash bonuses as follows: (1) up to 250% of base salary for the 2020 calendar year, if: (A) Company’s net income on a consolidated basis for the 2020 fiscal year is equal to or in excess of $5,000,000; or (B) Company’s net sales on a consolidated basis is equal to or in excess of $40,000,000 during the 2020 fiscal year; and (2) 200% of base salary for the 2021 calendar year, subject to the satisfaction of performance criteria set by the Board in consultation with a third-party compensation expert and Mr. Du Chesne. He will be eligible to participate in the Company’s Equity Incentive Plan during his employment. Upon execution of the Agreement, he was granted options to purchase up to 1,000,000 shares of the Company’s common stock at a price of $0.50 per share. 250,000 of these options were vested immediately, with the remaining 750,000 options to vest in equal installments over the next twenty-four months. The employment agreement with Mr. Du Chesne is intended to provide direct incentives to increase company sales, while providing a reasonable base compensation for his service. Following his appointment as President, he is to receive 1,000,000 shares of common stock as additional compensation, with vesting and other terms to be decided by our Compensation Committee. On March 5, 2020, the Board of directors of the Company approved the repricing of Mr. Du Chesne’s stock options to 90% of the market price on the original date of grant or exercise price of $0.30 per share (see Note 10).

 EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

Distribution Agreements

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

On November 20, 2017, Dr. Dimitrov, former director of the Company, provided a notice to the Company stating that he was resigning from the Board, effective immediately. Dr. Dimitrov indicated that his resignation from the Board was based on the deteriorating relationship between the Company and Digital Diagnostics over the non-payment of fees owed by the Company pursuant to the licensing agreement between the Company and Digital Diagnostics (See Note 11). The Company paid $0 during the three months ended March 31, 2020 and 2019. There was no change during the three months ended March 31, 2020.

For the three months ended March 31, 2020 and 2019, $0 and $15,000 was recognized in Research and Development expenses for consulting provided by Dr. Dimitrov, respectively. As of March 31, 2020 and December 31, 2019, $575,000 was included in accounts payable for both periods to KD Innovation Ltd., an affiliated entity of Dr. Dimitrov. There was no change during the three months ended March 31, 2020.

On January 8, 2019, the Company entered into a Master Product Development and Supply Agreement with C2M (see Note 11). At March 31, 2020 and December 31, 2019, accounts payable to C2M related to purchase of finished products amounted to $8,342. During the three months ended March 31, 2020, the Company did not purchase any finished products from C2M. C2M is a majority stockholder of the Company. During the three months ended March 31, 2020, the Company recognized revenues from C2M of $315,800 from sales of flowers and recorded related cost of sales of $357,783. Additionally, accounts receivable from C2M as of March 31, 2020 amounted to $94,800.

From time to time, the Company’s subsidiary, EOW, receives advances from an affiliated company which is owned by three members of EOW for working capital purposes. The advances are non-interest bearing and are payable on demand. The Company advanced $127,500 during fiscal 2019 to these related parties which resulted to a receivable or due from related parties of $127,500 as of March 31, 2020 and December 31, 2019. These advances are short-term in nature, non-interest bearing and due on demand.

 EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

As of March 31, 2020 and December 31, 2019, accounts receivable from a related party customer amounted to $12,860 and $18,860, respectively. The customer is an affiliated company which is substantially owned by a managing member of EOW.

On July 9, 2019, the Company entered into a Commercial Lease Agreement (the “Lease”) with Skybar Holdings, LLC, a Florida limited liability company. Pursuant to the Lease, the Company will rent the entire first floor (consisting of approximately 4,000 square feet) of a property located in Delray Beach, Florida (the “Premises”). The Company plans to develop the Premises to create a hemp-oriented health and wellness retail venue, including education, clothing and cosmetics, and explore franchise opportunities. The initial term of the Lease is 5 years commencing August 1, 2019, with two 5-year extension options. The Lease includes a right of first refusal in favor of the Company to lease any space that becomes available on the 2nd and 3rd floor of the Premises and a right of first refusal to purchase the Premises. Pursuant to the Lease, the Company will pay rent equal to $40,000 per month in advance in addition to all applicable Florida sales and/or federal taxes and security deposit of $40,000. Effective one year from the lease commencement date and each year thereafter, the rent shall increase at least three percent (3%) per year. The lessor of the Premises is a limited liability company owned or controlled by Vladislav (Bobby) Yampolsky, a member of the Board and the founder, manager and controlling member of C2M, the Company’s largest stockholder. As of March 31, 2020, no rent payments have been made. As of March 31, 2020, the Company recorded accrued expense of $200,000 in connection with this lease agreement.

As of March 31, 2020 and December 31, 2019, accounts payable from two affiliated companies and C2M totaled to $454,511 ($350,000, $96,169 and $8,342, respectively).

From January 31, 2020 through March 31, 2020, the Company’s Interim Executive Chairman, Bobby Yampolsky, made a series of advances to the Company in the approximate total amount of $85,000 and has been included in due to related party as reflected in the accompanying unaudited condensed consolidated balance sheets. These advances are short-term in nature and non-interest bearing (see Note 14).

Note 13 – CONCENTRATION OF REVENUE AND SUPPLIER

During the three months ended March 31, 2020, total sale of CBD products and hemp flowers to two customers represented approximately 89% (51%, and 38% - related party) of the Company’s net sales. During the three months ended March 31, 2019, total sale of CBD products to one customer represented approximately 100% of the Company’s net sales.

As of March 31, 2020, total accounts receivable from two customers represented approximately 85% (60%, and 25% - related party) of total accounts receivable. As of December 31, 2019, total accounts receivable, net from two customers and one related party customer represented approximately 82% (18%, 38%, and 26% - related party) of total accounts receivable.

As of March 31, 2020, total accounts payable from two vendors represented approximately 38% (23% and 15%-related party) of total accounts payable. As of December 31, 2019, total accounts payable from two vendors and one affiliated company represented approximately 60% (12%, 30% and 18% -related party) of total accounts payable. The affiliated company is owned by three members of EOW.

NOTE 14 - SUBSEQUENT EVENTS

In accordance with authoritative guidance, the Company has evaluated any events or transactions occurring after March 31, 2020, the balance sheet date, through the date of filing of this report and note that there have been no such events or transactions that would require recognition or disclosure in the unaudited condensed consolidated financial statements as of and for the quarter ended March 31, 2020, except as disclosed below.

Sale of Common Stock

Subsequent to the reporting period, and up through June 24, 2020, the Company accepted shareholder subscriptions in the total amount of $250,000 in exchange for issuance of 2,500,000 shares of Common Stock in an offering exempt under Rule 506 of Regulation D.

 EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

Due to Related party

From April 1, 2020 through April 10, 2020, the Company’s Interim Executive Chairman, Bobby Yampolsky, made a series of advances to the Company in the approximate total amount of $12,000. He had previously advanced a total of $85,000 to the Company during the three months ended March 31, 2020 bringing into a total amount of $97,000 to date. These advances are short-term in nature and non-interest bearing. On June 11, 2020, Mr. Yampolsky has tendered his resignation as a member and interim chairman of the board of directors of the Company. Additionally, the Company agreed to pay $12,500 on June 11, 2020 and a monthly installment payment of approximately $7,084 beginning July 15, 2020 to June 15, 2021. On June 11, 2020, the Company paid $12,500 of these related party advances.

Restricted Common Stock Grants

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

On April 29, 2020, Derek Du Chesne accepted his appointment to the additional positions of President and a member of our Board of Directors (see Note 11). Following his appointment as President, the Company granted 1,000,000 shares of restricted common stock as additional compensation, with vesting and other terms to be decided by the Company’s Compensation Committee.

On June 11, 2020, the Company appointed Julian Pittam as Board Chairman and has granted Mr Pittam $100,000 worth of restricted common stock under the 2019 Equity Incentive Plan with vesting period of 1/24th upon date of grant and 1/24th per month on the first day of each calendar months thereafter until fully vested so long as they continue in their service as board of directors of the Company.

Notice of Delinquent Payment

At this time, the Company is delinquent in its payments under the initial convertible note executed on November 27, 2019 (see Note 9), with the May 1, 2020 and April 1, 2020 payments currently in arrears. The Company intends to make these payments and the upcoming monthly payments with receipts from product sales and/or the proceeds of additional equity funding. On May 20, 2020, the Company entered into a Forbearance Agreement with the investor (the “Holder”) regarding the initial convertible note. Under the Forbearance Agreement, the investor has agreed to forebear from exercising any default-related rights and remedies subject to the following conditions and material terms:

●
The Company has paid the Holder $60,000 in cash before July 1, 2020. Additional monthly payments required under the Amortization Schedule for the note shall continue to be due on or before the first day of each calendar month thereafter, commencing with the $110,000 payment originally due April 1, 2020 now being due on or before August 1, 2020, and the subsequent monthly payments listed on the Amortization Schedule to be paid monthly in the sequence listed. Interest shall continue to accrue on the principal balance of the Note at the rate(s) stated therein, with all additional accrued interest resulting from this extension of payment deadlines to be paid as part of the last monthly payment.

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

●
Unless or until a default under the Forbearance Agreement occurs, the contractual limit on issuances of shares to issue shares of common stock or options to employees, officers, directors, consultants, advisors or contractors will be increased from 5% to 10% or our issued an outstanding common stock.

●
The Company has issued the Holder 500,000 shares of our common stock in consideration for the forbearance.

 EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

Conversion of Notes

On May 27, 2020, the Company issued 247,588 shares of its common stock at a contractual conversion price of $0.130863, as a result of the conversion of principal of $30,000 and interest of $2,400of the convertible note.

On June 10, 2020, the Company issued 564,000 shares of its common stock at a contractual conversion price of $0.09, as a result of the conversion of principal of $47,000 and interest of $3,760 of the convertible note.

U.S. Small Business Administration Loan

On May 28, 2020, the Company received a Secured Disaster Loan in the amount of $99,100 from the U.S. Small Business Administration. The loan carries interest at a rate of 3.75% per year, requires monthly payments of principal and interest, and matures in thirty (30) years. Installment payments, including principal and interest, of $483 monthly, will begin Twelve (12) months from the date of the promissory Note. The SBA loan is secured by a security interest in our tangible and intangible assets. The loan proceeds are to be used as working capital to alleviate economic injury caused by the Covid-19 disaster occurring in the month of January 31, 2020 and continuing thereafter.

Paycheck Protection Program Funding

On May 22, 2020, the Company received federal funding in the amount of $236,410.27 through the Paycheck Protection Program (the “PPP”). PPP funds have certain restrictions on use of the funding proceeds, and generally must be repaid within five (5) years at 1% interest. The PPP loan may, under circumstances, be forgiven.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to,: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

Ceed2Med Agreements

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

Whereas, in consideration for the Development Agreement, C2M was issued 8,385,691 shares of our Common Stock on January 8, 2019. Additionally, the Company granted immediately vested 10-year options to purchase 750,000 shares of Common Stock to founders of C2M and our Interim Chief Executive Officer, Emiliano Aloi, with exercise price of $0.32 per share. As a result, C2M was our largest shareholder holding (inclusive of the vested options held by its founders) approximately 51% of our outstanding Common Stock on the date of the Development Agreement. C2M will provide personnel necessary for our growth. Utilizing C2M employees and facilities, the Company has been able to rapidly access resources and opportunities in the hemp-derived CBD industry. Emiliano Aloi became a member of our Advisory Board in January 2019 and was appointed President of the Company on March 11, 2019.

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

The Company, Green Goddess Extracts and the founder have each asserted various claims against the other for breach of contract although no proceedings have been commenced.  Currently, the Company has suspended efforts to market and sell CBD products under the Green Goddess brand and Green Goddess has suspended delivery of the Company’s inventory due to the disputes which involve, among other things, the amounts that were due and owing Green Goddess from C2M for orders placed prior to the asset purchase, the nature and going concern value of the assets purchased by the Company and representations concerning the operation of the business and performance by the founder under the employment agreement.  There can be no assurance the parties will resolve their differences or that the prior agreements will not be terminated. The product with a cost of $837,153 currently held inventory has been written down to a value of $0 due to the age and questionable salability of the product during fiscal 2019.

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

At this time, we are delinquent in our payments under the initial convertible note, with the May 1, 2020 and April 1, 2020 payments currently in arrears. We intend to make these payments and the upcoming monthly payments with receipts from product sales and/or the proceeds of additional equity funding. On May 20, 2020, we entered into a Forbearance Agreement with the investor (the “Holder”) regarding the initial convertible note. Under the Forbearance Agreement, the investor has agreed to forebear from exercising any default-related rights and remedies subject to the following conditions and material terms:

●
We paid the Holder $60,000 in cash before July 1, 2020. Additional monthly payments required under the Amortization Schedule for the note shall continue to be due on or before the first day of each calendar month thereafter, commencing with the $110,000 payment originally due April 1, 2020 now being due on or before August 1, 2020, and the subsequent monthly payments listed on the Amortization Schedule to be paid monthly in the sequence listed. Interest shall continue to accrue on the principal balance of the Note at the rate(s) stated therein, with all additional accrued interest resulting from this extension of payment deadlines to be paid as part of the last monthly payment.
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

Hemptown USA Agreement

On February 4, 2020, we entered into a Supply and Distribution Agreement with HTO Holdings Inc (dba “Hemptown, USA”), enabling the Company to purchase and sell Hemptown’s Cannabigerol (CBG) and Cannabidiol (CBD) products, including top flower, biomass and extracts (crude, isolates, distillates, and water soluble). Ceed2Med, LLC, the Company’s largest shareholder, is also a significant investor in Hemptown USA and is party to a distribution agreement with the Company. The Interim Chief Executive Officer will work to develop plans to coordinate the Company’s efforts to introduce CBG and to expand its efforts to sell CBD products. On March 28, 2020, we amended the Supply and Distribution Agreement Pursuant to the amendment, we agreed to also (i) aid Hemptown’s management with product compliance requirements, (ii) participate in discussions related to Hemptown’s 2020 farming, harvesting and processing plans as well as joint supply scenarios, (iii) interact with Hemptown’s ingredient and manufacturing divisions to facilitate development of documents for selected SKUs to service the white label market, and (iv) aid Hemptown’s CEO in overseeing the entire supply chain to establish best practices in quality and compliance and lower costs. In addition, Hemptown agrees to pay the Company $3,500 a month in consulting fees.

Expected Changes In Number of Employees, Plant, and Equipment

We do not currently plan to purchase specific additional physical plant and significant equipment within the immediate future.

Results of Operations

Three Months ended March 31, 2020 and 2019:

Net Revenues The Company is principally engaged in the business production and selling of products made from industrial hemp. During the three months ended March 31, 2020, we generated total revenues of $836,000 from the sale of CBD products and hemp flowers, including revenues of $315,800 from a related party, C2M, who is a majority stockholder of the Company, for the three months ended March 31, 2020 as compared to revenues of $15,980 during the three months ended March 31, 2019.

Cost of Sales The primary components of cost of sales include the cost of the CBD product. For the three months ended March 31, 2020, the Company’s cost of sales amounted to $1,400,256 which primarily represents cost of CBD products and hemp flowers sold including cost of hemp flowers sold to C2M for a total of $357,783 and inventory write-off of hemp flowers of $553,440 due to damages from mold as compared to cost of sales of $12,600 during the three months ended March 31, 2019.

Operating Expenses

For the three months ended March 31, 2020, we incurred $2,192,767 in operating expenses as compared to $2,599,234 for the three months ended March 31, 2019, a decrease of $406,467 or 16%. The decrease in operating expenses consisted of the following:

General and administrative expenses increased by $531,797, or 82%, from $652,209 for the three months ended March 31, 2019 to $1,184,006 for the three months ended March 31, 2020, due to an increase in amortization of intangible asset and depreciation expenses of approximately $220,000, increase lease expense related to our commercial lease and rent expense of approximately $167,000, and increase in compensation including employee benefits of approximately $259,000 and increase in other general administrative expenses of approximately $6,000 primarily due to travel expenses and increase in operations.

Selling and marketing expenses increased by $229,012, or 441%, from $51,878 for the three months ended March 31, 2019 to $280,890 for the three months ended March 31, 2019, primarily due to increase in marketing and advertising expenses due to promotions, endorser’s fee, trade shows, samples, product awareness and salaries of our sales and marketing staff.

Professional and consulting fees decreased by $1,152,276, or 61%, from $1,880,147 for the three months ended March 31, 2019 to $727,871 for the three months ended March 31, 2020, primarily due to decreased stock-based consulting fees related with the grant of stock options and warrants and issuance of stocks to consultants.

Research and development decreased by $15,000 or 100%, from $15,000 for the three months ended March 31, 2019 to $0 for the three months ended March 31, 2020, as the Company delayed projects until additional funds are raised.

Other Expenses, net

Derivative (loss) gain decreased by $1,561,215 or 107%, from $(1,454,729) for the three months ended March 31, 2019 to $106,486 for the three months ended March 31, 2020, primarily due to the adjustments to fair value in the first quarter of 2020.

(Loss) Gain on stock settlement of debt increased by $3,014,129, or approximately 100%, from $3,007,629 for the three months ended March 31, 2019 to ($6,500) for the three months ended March 31, 2020 due to the conversion of notes and interest into common and preferred shares during the first quarter of 2019. We did not have comparable gains or losses during the first quarter of 2020.

Interest expense decreased by $78,447, or 21%, from $366,913 for the three months ended March 31, 2019 to $288,466 for the three months ended March 31, 2020. The decrease in interest expense is primarily related to decrease in amortization of debt discount and debt issuance cost related to our convertible note payable issued in year 2019.

Net Loss

As a result of the foregoing, we generated a net loss of $2,945,503 for the three months ended March 31, 2020 as compared to a net loss of $1,409,867 for the three months ended March 31, 2019, as a result of the items discussion above.

As a result of the foregoing, we generated a net loss available to stockholders of $2,789,684 or $(0.07) per common share – basic and diluted, for the three months ended March 31, 2020 as compared to a net loss of $2,278,713 or $(0.12) per common share – basic and diluted, for the three months ended March 31, 2019, as a result of the discussion above.

Liquidity and Capital Resources

Since our inception in 2008, we have generated losses from operations. As of March 31, 2020, our accumulated deficit was $23,919,063.  As of March 31, 2020, we had $9,541 in cash and working capital deficit of $3,677,275. Accordingly, we will need to obtain further funding through public or private equity offerings, debt financing, collaboration arrangements or other sources. The issuance of any additional shares of Common Stock, preferred stock or convertible securities could be substantially dilutive to our shareholders. In addition, adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital, we will be forced to delay, reduce or eliminate our research and development programs and may not be able to continue as a going concern.

The Company has various principal outstanding balances for a total of $783,333 from convertible notes as of March 31, 2020. The convertible notes bear interest at a rate of ranging from 5% to 8% per annum and will mature from November 26, 2020 and February 1, 2023.

Net cash used in operating activities for the three months ended March 31, 2020 was $164,283, due to our net loss of $2,945,503, in addition to non-cash charges related to convertible loan notes derivative gain of $106,486, offset by amortization of debt discounts and debt issuance cost of $268,350 amortization of intangible assets of $246,250, amortization of prepaid stock-based expenses of $195,299, depreciation expense of $26,727, deferred rent of $3,418, bad debt expense of $18,592, and stock-based compensation of $637,292. Net changes in operating assets and liabilities totaled $931,838, which is primarily attributable to an increase in total accounts receivable of $236,360, an increase in accounts receivable-related party of $88,800, an increase in accounts payable of $552,292, an increase in accrued expenses of $411,149 and a decrease in unearned revenues of $215,000.

Net cash used in operating activities for the three months ended March 31, 2019 was $1,833,755, due to our net loss of $1,409,867, offset by non-cash charges related to convertible loan notes derivative expense of $1,454,729, amortization of debt discounts of $339,806, $3,007,629 for a debt settlement gain, and stock-based compensation of $2,005,861. Changes in operating assets and liabilities totaled a loss of $1,269,343, which primarily consisted of an increase in advance to a related party of $1,017,225, an increase in inventory of $422,819, and an increase in accounts payable of $233,560.

No cash was used in investing activity for the three months ended March 31, 2020. Net cash used in investing activity for the three months ended March 31, 2019 was $328,500. We paid cash for the purchase of membership interest in subsidiary for $300,000 pursuant to a Purchase Agreement and purchase of equipment for $28,500.

Net cash provided by financing activities for the three months ended March 31, 2020 was $155,419, due to proceeds from sale of our Common Stock of $100,000, related party advances of $85,000, and net proceeds from the issuance of notes payable and convertible notes $20,419, offset by total note repayments of $50,000.

Net cash provided by financing activities for the three months ended March 31, 2019 was $3,333,210 due to proceeds from sale of our Common Stock of $3,309,653, $14,229 in proceeds from the issuance of a note payable, and $206,900 in proceeds from the issuance of convertible notes, offset by payments of principal on convertible notes of $186,443, and payments of principal on other notes of $11,129.

The Company had principal outstanding balance of $100,000 from convertible notes and such principal balance has been reclass to current portion as of March 31, 2020. The convertible notes bear interest at a rate of 5% per annum and will mature on February 1, 2023. If a qualified financing from which at least $5 million of gross proceeds occurs prior to the maturity date, then the outstanding principal balance of the notes, together with all accrued and unpaid interest thereon, shall be automatically converted into common stock at $0.40 per Share. We believe this threshold has been met, and conversion of the note is pending.

In addition, the Company had a principal balance of $783,333 under senior secured convertible promissory notes issued to an institutional investor under the Securities Purchase Agreement dated November 27, 2019. These notes bear interest at a rate of 8% and mature one year after their issuance. These notes are issued at 10% original issue discount and include 1/3 warrant coverage as additional consideration to the lender. All warrants are exercisable at $0.756 per share. The notes are convertible at a price of $0.50 per share. Additional debt financing on the same terms is available under the Securities Purchase Agreement, with: (1) an additional purchase of $277,778 in notes and associated warrants expected to occur on the third business day after the date of the filing of a registration statement on Form S-1 for the shares issuable upon conversion of the notes as required under a Registration Rights Agreement; and (2) an additional purchase of $833,333 in notes and associated warrants upon effectiveness of the registration statement. At this time, we are delinquent in our payments under the initial convertible note, with the May 1, 2020 and April 1, 2020 payments currently in arrears. We intend to make these payments and the upcoming monthly payments with receipts from product sales and/or the proceeds of additional equity funding.

We recently received a Secured Disaster Loan in the amount of $99,100 from the U.S. Small Business Administration. The loan carries interest at a rate of 3.75% per year, requires monthly payments of principal and interest, and matures in thirty (30) years. Installment payments, including principal and interest, of $483 monthly, will begin Twelve (12) months from the date of the promissory Note. In addition, we recently received federal funding in the amount of $236,410.27 through the Paycheck Protection Program (the “PPP”). PPP funds have certain restrictions on use of the funding proceeds, and generally must be repaid within five (5) years at 1% interest. The PPP loan may, under circumstances, be forgiven.

Off Balance Sheet Arrangements

As of March 31, 2020, we had no material off-balance sheet arrangements.

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

Recent Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update 2017-04, “Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment” (ASU 2017-04). The standard simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the amendments of ASU 2017-04, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, but the loss cannot exceed the total amount of goodwill allocated to the reporting unit. ASU 2017-04 is effective for the calendar year ending December 31, 2020. The amendments require a prospective approach to adoption and early adoption is permitted for interim or annual goodwill impairment tests. The adoption of this guidance had no impact on the Company’s unaudited condensed consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES.

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

Our Interim Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the Company’s principal executive and financial officers, have conducted an evaluation of the design and effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Our CEO and CFO believe that as of March 31, 2020, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The conclusion was due to the presence of the following material weaknesses in disclosure controls and procedures due to our small size and limited resources: (i) inadequate segregation of duties and effective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both U.S. GAAP and SEC Guidelines; (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; and (iv) no written whistleblower policy.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2020 that have materially affected, or is reasonably likely to materially affect, our internal over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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

On February 26, 2020 a complaint was filed against the Company in the Circuit Court, Palm Beach County, Florida on behalf of two former employees of the Company.  The case is entitled Ryan Borcherds and Miriam Martinez vs. Exactus, Inc. (Case No. 103978709). These former employees were hired in January 2020.  The complaint alleges the Company failed to pay wages and compensation to 2 employees under the Fair Labor Standards Act, breach of contract and violation of various Florida statutes, including allegations on behalf of other similarly situated persons.  On May 8, 2020, an amended complaint was filed against the Company in the Circuit Court, Palm Beach County, Florida on behalf of six former employees, with one additional employee added to the suit in June 2020. The amended case is entitled Ryan Bocherds, Marc Reiss, Jeannine Boffa, Benjamin Blair, Miriam Martinez and Michael Amoroso vs. Exactus, Inc, (Case No. 50-2020-CA-002274-MB). The other four former employees were hired between April 2019 and December 2019. As of March 31, 2020 and December 31, 2019, the Company has recorded total accrued salaries of $90,974 and $26,494 from these former employees.. The complaint seeks approximately $106,000 in unpaid wages plus special damages, liquidated damages, interest and attorney’s fees. The Company has retained legal representation and intends to vigorously contest the matter.

From time to time, we may become involved in legal proceedings arising in the ordinary course of business. We are unable to predict the outcome of any such matters or the ultimate legal and financial liability, and at this time cannot reasonably estimate the possible loss or range of loss and accordingly have not accrued a related liability.

Please see NOTE 11 - COMMITMENTS AND CONTINGENCIES for additional information.

ITEM 1A. RISK FACTORS.

A smaller reporting company is not required to provide the information required by this Item. For our most recent risk factors, please consult our Annual Report on Form 10-K filed May 22, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS.

Subsequent to the reporting period, and up through June 24, 2020, the Company accepted shareholder subscriptions in the total amount of $250,000 in exchange for issuance of 2,500,000 shares of Common Stock in an offering exempt under Rule 506 of Regulation D. On April 29, 2020, 2,000,000 shares were issued at $0.10 per share and on May 13, 2020 500,000 shares were issued at $0.10 per share.

Subsequent to the reporting period, on May 27, 2020, the holder of a convertible note converted a $32,400 portion of the amount due under the note to 247,588 shares of our common stock.  The original issuance of the convertible note, and the issuance of the conversion shares, were exempt from registration under Rule 506 of Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit

10.1	Loan Agreement and Note with the U.S. Small Business Administration
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in Extensible Business Reporting Language (XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Exactus, Inc.

June 30, 2020	/s/ Emiliano Aloi
Emiliano Aloi
Interim Chief Executive Officer and and Principal Executive Officer

/s/ Kenneth E. Puzder
Kenneth E. Puzder
Chief Financial Officer and Principal Accounting Officer