Form 10-Q
period 2020-06-30
Exactus, Inc.
filed 2020-08-19
CIK 1552189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

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

Large Accelerated Filer ☐ Non-Accelerated Filer ☐	Accelerated Filer ☐ Smaller reporting company ☑
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 51,912,604 shares of common stock, par value $0.0001 per share, outstanding as of August 17, 2020.

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements included in this Form 10-Q are as follows:

Condensed Consolidated Balance Sheets as June 30, 2020 (unaudited) and December 31, 2019;
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019 (unaudited);
Condensed Consolidated Statements of Changes in Stockholders' Equity for the three and six months ended June 30, 2020 and 2019 (unaudited);
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019 (unaudited);
Notes to Unaudited Condensed Consolidated Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2020 are not necessarily indicative of the results that can be expected for the full year.

Exactus, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2020	2019
	(Unaudited)	(As Restated - see Note 14)
ASSETS
Current Assets:
Cash and cash equivalents	$298,754	$18,405
Accounts receivable, net	42,895	55,725
Accounts receivable - related party	107,660	18,860
Inventory, net	340,528	1,337,809
Prepaid expenses and other current assets - current	60,114	248,776
Prepaid expenses and other current assets - related party - current	622,159	622,160
Due from related parties	-	127,500
Total current assets	1,472,110	2,429,235

Other Assets:
Deposits	-	80,000
Prepaid expenses and other current assets - long-term	9,589	-
Prepaid expenses and other current assets - related party - long-term	2,175,000	2,492,045
Property and equipment, net	405,775	477,433
Intangible assets, net	1,656,894	2,147,311
Operating lease right-of-use assets, net (see Note 7)	310,694	390,810
Total other assets	4,557,952	5,587,599

TOTAL ASSETS	$6,030,062	$8,016,834

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable	$2,026,841	$1,442,409
Accounts payable - related parties	454,511	454,511
Accrued expenses	589,148	238,010
Unearned revenue - related party	-	215,000
Notes payable - current portion	90,755	-
Note payable - related parties	78,017	55,556
Subscription payable	250,000	250,000
Convertible notes, net of discounts	575,979	85,906
Derivative liability	468,387	880,410
Interest payable	39,332	16,677
Due to related party	84,500	-
Operating lease liabilities, current portion (see Note 7)	178,541	169,869
Total current liabilities	4,836,011	3,808,348

Long Term Liabilities:
Convertible notes payable	-	100,000
Notes payable - long-term portion	244,755	-
Operating lease liabilities, long-term portion (see Note 7)	132,154	220,942
Total long term liabilities	376,909	320,942

TOTAL LIABILITIES	5,212,920	4,129,290

Commitment and contingencies (see Note 11)

Equity:
Exactus, Inc. Stockholders' Equity
Preferred stock: 50,000,000 shares authorized; $0.0001 par value, 5,266,466 undesignated shares
Preferred stock Series A: 1,000,000 shares designated; $0.0001 par value,
323,019 and 353,109 shares issued and outstanding, respectively	32	35
Preferred stock Series B-1: 32,000,000 shares designated; $0.0001 par value,
1,650,000 shares issued and outstanding	165	165
Preferred stock Series B-2: 10,000,000 shares designated; $0.0001 par value,
7,516,000 shares issued and outstanding	752	752
Preferred stock Series C: 1,733,334 shares designated; $0.0001 par value,
none shares issued and outstanding	-	-
Preferred stock Series D: 200 shares designated; $0.0001 par value,
18 shares issued and outstanding	-	-
Preferred stock Series E: 10,000 shares designated; $0.0001 par value,
10,000 shares issued and outstanding	1	1
Common stock: 650,000,000 shares authorized; $0.0001 par value,
50,266,956 and 43,819,325 shares issued and outstanding, respectively	5,027	4,382
Common stock to be issued (287,500 and 664,580 shares to be issued, respectively)	28	66
Additional paid-in capital	26,905,565	25,343,293
Due from related parties	(127,500)	-
Accumulated deficit	(25,119,016)	(20,923,681)
Total Exactus Inc. Stockholders' Equity	1,665,054	4,425,013

Non-controlling interest in subsidiary	(847,912)	(537,469)

Total Stockholders' Equity	817,142	3,887,544

TOTAL LIABILITIES AND EQUITY	$6,030,062	$8,016,834

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Exactus, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(As Restated - see Note 14)
Net revenues	$531,240	$99,164	$1,051,440	$115,144
Net revenues - related party	-	40,519	315,800	40,519

Total net revenues	531,240	139,683	1,367,240	155,663

Cost of sales	562,270	-	1,604,743	-
Cost of sales - related party	60,000	103,187	417,783	115,787

Total cost of sales	622,270	103,187	2,022,526	115,787

Gross profit (loss)	(91,030)	36,496	(655,286)	39,876

Operating Expenses:
General and administration	760,306	622,079	1,820,893	1,274,288
Selling and marketing expenses	132,110	176,602	413,000	228,480
Professional and consulting	552,197	330,891	1,280,068	2,211,038
Research and development	-	11,975	-	26,975

Total Operating Expenses	1,444,613	1,141,547	3,513,961	3,740,781

Loss from Operations	(1,535,643)	(1,105,051)	(4,169,247)	(3,700,905)

Other Income (expenses):
Derivative gain (loss)	249,982	-	356,468	(1,454,729)
Gain on extinguishment of debt, net	39,142	-	39,142	-
(Loss) gain on settlement of debt, net	(16,500)	-	(23,000)	3,007,629
Interest expense	(420,675)	(2,519)	(709,141)	(369,432)

Total Other Income (Expenses), net	(148,051)	(2,519)	(336,531)	1,183,468

Loss Before Provision for Income Taxes	(1,683,694)	(1,107,570)	(4,505,778)	(2,517,437)
Provision for income taxes	-	-	-	-

Net Loss	(1,683,694)	(1,107,570)	(4,505,778)	(2,517,437)

Net Loss attributable to non-controlling interest	154,624	152,344	310,443	187,948

Net Loss Attributable to Exactus, Inc.	(1,529,070)	(955,226)	(4,195,335)	(2,329,489)

Deemed dividend on Preferred Stock	-	-	-	(904,450)

Net Loss available to Exactus, Inc. common stockholders	$(1,529,070)	$(955,226)	$(4,195,335)	$(3,233,939)

Net Loss per Common Share - Basic and Diluted	$(0.03)	$(0.03)	$(0.10)	$(0.09)
Net Loss attributable to non-controlling interest per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Net Loss available to Exactus, Inc. common stockholders per Common Share - Basic and Diluted	$(0.03)	$(0.03)	$(0.09)	$(0.12)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	48,203,183	35,203,356	46,757,076	27,227,822

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Exactus, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
For the Three and Six Months Ended June 30, 2020 and 2019
(Unaudited)

Preferred Stock- Series A		Preferred Stock- Series B-1		Preferred Stock- Series B-2		Preferred Stock- Series C		Preferred Stock- Series D		Preferred Stock- Series E		Common Stock		Common Stock - Unissued		Paid in	Due from Related	Accumulated	Non-controlling
Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Parties	Deficit	Interest	Total
																		(As Restated - see Note 14)		(As Restated - see Note 14)
Balance, December 31, 2019	353,109	$35	1,650,000	$165	7,516,000	$752	-	$-	18	$-	10,000	$1	43,819,325	$4,382	664,580	$66	$25,343,293	$-	$(20,923,681)	$(537,469)	$3,887,544

Common stock issued for private placement	-	-	-	-	-	-	-	-	-	-	-	-	500,000	50	-	-	99,950	-	-	-	100,000
Common stock issued for unissued common stock	-	-	-	-	-	-	-	-	-	-	-	-	287,500	29	(287,500)	(29)	-	-	-	-	-
Conversion of Series A Preferred Stock to Common Stock	(30,090)	(3)	-	-	-	-	-	-	-	-	-	-	150,450	15	-	-	(12)	-	-	-	-
Common stock issued for services	-	-	-	-	-	-	-	-	-	-	-	-	765,000	77	-	-	378,446	-	-	-	378,523
Stock-based compensation in connection with restricted common stock award grants	-	-	-	-	-	-	-	-	-	-	-	-	209,727	21	(68,750)	(7)	117,889	-	-	-	117,903
Stock options granted for services	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	140,866	-	-	-	140,866
Net Loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-		-	(2,666,265)	(155,819)	(2,822,084)
Balance, March 31, 2020	323,019	32	1,650,000	165	7,516,000	752	-	-	18	-	10,000	1	45,732,002	4,574	308,330	30	26,080,432	-	(23,589,946)	(693,288)	1,802,752

Common stock issued for private placement	-	-	-	-	-	-	-	-	-	-	-	-	2,500,000	250	-	-	249,750	-	-	-	250,000
Common stock issued upon convesion of convertible debt and accrued interest	-	-	-	-	-	-	-	-	-	-	-	-	811,588	81	-	-	99,492	-	-	-	99,573
Common stock issued in connection with forbearance agreement	-	-	-	-	-	-	-	-	-	-	-	-	500,000	50	-	-	89,950	-	-	-	90,000
Stock-based compensation in connection with restricted common stock award grants	-	-	-	-	-	-	-	-	-	-	-	-	723,366	72	(20,830)	(2)	279,263	-	-	-	279,333
Stock options granted for services	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	106,678	-	-	-	106,678
Due from related parties reclassified to equity	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(127,500)	-	-	(127,500)
Net Loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,529,070)	(154,624)	(1,683,694)
Balance, June 30, 2020	323,019	$32	1,650,000	$165	7,516,000	$752	-	$-	18	$-	10,000	$1	50,266,956	$5,027	287,500	$28	$26,905,565	$(127,500)	$(25,119,016)	$(847,912)	$817,142

Preferred Stock- Series A		Preferred Stock- Series B-1		Preferred Stock- Series B-2		Preferred Stock- Series C		Preferred Stock- Series D		Preferred Stock- Series E		Common Stock		Common Stock - Unissued		Paid in	Due from Related	Accumulated	Non-controlling
Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Parties	Deficit	Interest	Total
																		(As Restated - see Note 14)		(As Restated - see Note 14)
Balance, December 31, 2018	-	$-	2,800,000	$280	8,684,000	$868	1,733,334	$173	45	$1	-	$-	6,233,524	$623	-	$-	$7,111,445	$-	$(10,537,892)	$-	$(3,424,502)
Preferred stock issued upon convesion of
convertible debt	849,360	84	-	-	-	-	-	-	-	-	-	-	-	-	-	-	849,276	-	-	-	849,360
Preferred stock issued for private placement	55,090	6	-	-	-	-	-	-	-	-	-	-	-	-	-	-	55,084	-	-	-	55,090
Common stock issued for private placement	-	-	-	-	-	-	-	-	-	-	-	-	15,382,090	1,538	-	-	3,308,115	-	-	-	3,309,653
Common Stock issued for Master Supply	-	-	-	-	-	-	-	-	-	-	-	-	8,385,691	839	-	-	(839)	-	-	-	-
Common stock issued for debt settlement	-	-	-	-	-	-	-	-	-	-	-	-	203,080	20	-	-	40,596	-	-	-	40,616
Common stock issued for purchase of membership interest in subsidiary	-	-	-	-	-	-	-	-	-	-	-	-	937,500	94	-	-	989,906	-	-	-	990,000
Conversion of Series A Preferred Stock to Common Stock	(296,441)	(30)	-	-	-	-	-	-	-	-	-	-	1,482,205	148	-	-	(118)	-	-	-	-
Conversion of Series B-1 Preferred Stock to Common Stock	-	-	(400,000)	(40)	-	-	-	-	-	-	-	-	50,000	5	-	-	35	-	-	-	-
Conversion of Series B-2 Preferred Stock to Common Stock	-	-	-	-	(1,000,000)	(100)	-	-	-	-	-	-	125,000	13	-	-	87	-	-	-	-
Conversion of Series D Prefered Stock to Common Stock	-	-	-	-	-	-	-	-	(4)	(1)	-	-	100,000	10	-	-	(9)	-	-	-	-
Common stock issued upon convesion of
convertible debt	-	-	-	-	-	-	-	-	-	-	-	-	250,000	25	-	-	195,975	-	-	-	196,000
Stock warrants granted for services	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,114,062	-	-	-	1,114,062
Stock options granted for services	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	891,799	-	-	-	891,799
Deemed dividend on Preferred Stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	904,450	-	(904,450)	-	-
Net Loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,374,263)	(35,604)	(1,409,867)
Balance, March 31, 2019	608,009	60	2,400,000	240	7,684,000	768	1,733,334	173	41	-	-	-	33,149,090	3,315	-	-	15,459,864	-	(12,816,605)	(35,604)	2,612,211

Common stock issued and unissued for private placement	-	-	-	-	-	-	-	-	-	-	-	-	1,282,175	128	2,606,958	261	2,168,796	-	-	-	2,169,185
Common stock unissued for services	-	-	-	-	-	-	-	-	-	-	-	-	-	-	20,000	2	19,498	-	-	-	19,500
Common stock unissued for purchase of membership interest in subsidiary	-	-	-	-	-	-	-	-	-	-	-	-	-	-	503,298	50	449,950	-	-	-	450,000
Stock options granted for services	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	58,279	-	-	-	58,279
Net Loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(955,226)	(152,344)	(1,107,570)
Balance, June 30, 2019	608,009	$60	2,400,000	$240	7,684,000	$768	1,733,334	$173	41	$-	-	$-	34,431,265	$3,443	3,130,256	$313	$18,156,387	$-	$(13,771,831)	$(187,948)	$4,201,605

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Exactus, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2020	2019
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net loss	$(4,505,778)	$(2,517,437)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	53,787	11,851
Derivative (gain) loss	(356,468)	1,454,729
Gain on extinguishment of debt, net	(39,142)	-
Stock-based compensation	1,023,303	2,083,638
Bad debt expense	51,470	-
Impairment expense	57,871	-
Inventory reserve	660,000	-
Amortization of prepaid stock-based expenses	378,138	-
Amortization of discount and debt issuance costs for convertible notes	579,115	339,806
Amortization of intangible assets	490,417	299,355
Amortization of operating lease right-of-use assets	80,116	-
Non-cash interest expense	90,000	-
Loss (gain) on settlement of debt	23,000	(3,007,629)
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	(38,640)	(69,914)
Accounts receivable - related party	(88,800)	(40,519)
Inventory	337,281	(1,047,781)
Advance to supplier - related party	-	(820,108)
Prepaid expenses and other current assets - current	127,570	(289,227)
Prepaid expenses and other current assets - long term	(9,589)	-
Deposit	40,000	-
Increase (decrease) in operating liabilities:
Accounts payable	561,432	105,400
Accounts payable - related party	-	6,762
Accrued expenses	351,138	-
Unearned revenues	(215,000)	-
Interest payable	28,815	6,746
Operating lease liabilities	(80,116)	-
Net Cash Used In Operating Activities	(400,080)	(3,484,328)

Cash Flows From Investing Activities:
Purchase of membership interest in subsidiary	-	(1,000,000)
Purchase of property and equipment	-	(385,382)
Net Cash Used in Investing Activities	-	(1,385,382)

Cash Flows From Financing Activities:
Advances from related party	97,000	30,000
Repayments on related party advances	(12,500)	-
Proceeds from sale of common stock	350,000	5,478,838
Payments of principal on notes payable	-	(11,129)
Proceeds from issuance of notes payable	355,929	14,229
Payments of principal on convertible notes	(110,000)	(186,443)
Proceeds from issuance of convertible notes, net of issuance cost	-	206,900
Net Cash Provided By Financing Activities	680,429	5,532,395

Net increase in cash and cash equivalents	280,349	662,685

Cash and cash equivalents at beginning of year	18,405	1,960

Cash and cash equivalents at end of period	$298,754	$664,645

Supplemental Cash Flow Information:
Cash paid for interest and finance charges	$11,211	$22,890
Cash paid for taxes	$-	$-

Non-Cash investing and financing activities:
Proceeds from sale of Series A preferred stock paid directly to settle debts	$-	$55,090
Convertible notes and interest payable settled by Series A preferred stock issued	$-	$849,360
Note payable, accrued expense and interest payable settled by common stock issued	$83,160	$40,616
Convertible notes settled by common stock issued	$-	$196,000
Common stock issued for purchase of membership interest in subsidiary	$-	$1,440,000
Increase in intangible assets for subscription payable	$-	$1,650,000
Initial beneficial conversion feature and debt discount on convertible notes	$-	$206,910
Preferred deemed dividend	$-	$904,450
Operating lease right-of-use assets and operating lease liabilities
recorded upon adoption of ASC 842	$-	$506,506

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

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

The Company identified the rapidly growing hemp-based CBD market as a valuable target for a new company focus. On January 8, 2019, the Company entered into the Master Product Development and Supply Agreement with C2M. In consideration for the Development Agreement (see Note 11), C2M was issued 8,385,691 shares of our Common Stock. Additionally, the Company granted immediately vested 10-year options to purchase 750,000 shares of Common Stock, with exercise price of $0.32 per share to three C2M founders. As a result, C2M became the Company’s largest shareholder holding (inclusive of the vested options held by its founders) approximately 51% of the Company’s outstanding Common Stock as of the date of the Development Agreement which has subsequently been reduced to approximately 13% as of June 30, 2020. Consequently, such transaction resulted in a change of control whereby, C2M obtained majority control through its Common Stock ownership (See Note 11). In connection with this agreement, the Company received access to expertise, resources, skills and experience suitable for production of CBD rich ingredients including isolates, distillates, water soluble, and proprietary formulations. Under the Development Agreement, the Company was allotted a minimum of 50 and up to 300 kilograms per month, and up to 2,500 kilograms annually, of CBD rich ingredients for resale and had placed a $1 million purchase order for products in fiscal 2019. The Company currently offers products such as tinctures, edibles, capsules, topical solutions and animal health products manufactured for the Company as branded and white-label products.

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

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information, which includes consolidated unaudited interim financial statements and present the consolidated unaudited interim financial statements of the Company and its majority-owned subsidiary as of June 30, 2020. All intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, stockholders’ equity (deficit) and cash flows as of June 30, 2020 and 2019, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2019 and footnotes thereto included in the Company’s Report on Form 10K filed with the SEC on May 22, 2020. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year.

Going concern

These unaudited condensed consolidated financial statements are presented on the basis that the Company will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business. No adjustment has been made to the carrying amount and classification of the Company’s assets and the carrying amount of its liabilities based on the going concern uncertainty. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had a net loss attributable to Exactus Inc. common stockholders of $4,195,335 for the six months ended June 30, 2020. The net cash used in operating activities was $400,080 for the six months ended June 30, 2020. Additionally, the Company had an accumulated deficit of $25,119,016 and working capital deficit of $3,363,901 at June 30, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of common and preferred shares and from the issuance of convertible promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Over the last several months the Company and its advisors have been evaluating numerous opportunities and relationships to increase shareholder value. The Company expects to realize revenue through its efforts, if successful, to sell wholesale and retail products to third parties. However, as the Company is in a start-up phase, in a new business venture, in a rapidly evolving industry, many of its costs and challenges are new and unknown. In order to fund the Company’s activities, the Company will need to raise additional capital either through the issuance of equity and/or the issuance of debt. During the six months ended June 30, 2020, the Company received proceeds from the sale of the Company’s Common Stock of approximately $350,000, related party advances of $97,000 and issuance of a note of $355,929.

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
JUNE 30, 2020

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

The Company measures certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2020 and December 31, 2019:

	At June 30, 2020			At December 31, 2019
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	—	—	$468,387	—	—	$880,410

A roll forward of the level 3 valuation financial instruments is as follows:

For the Six Months Ended June 30, 2020
Balance at beginning of period	$880,410
Transfers out due to conversions of convertible notes into common shares	(55,555)
Change in fair value included in derivative gain	(356,468)
Balance at end of period	$468,387

As of June 30, 2020, the Company has no assets that are re-measured at fair value.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying value of those investments approximates their fair market value due to their short maturity and liquidity. Cash and cash equivalents include cash on hand and amounts on deposit with financial institutions, which amounts may at times exceed federally insured limits. The Company has not experienced any losses on such accounts and do not believe the Company is exposed to any significant credit risk. The Company had $0 cash balances in excess of FDIC insured limits at June 30, 2020 and December 31, 2019, respectively. Cash and cash equivalents were $298,754 and $18,405 at June 30, 2020 and December 31, 2019, respectively.

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

Accounts receivable and allowance for doubtful accounts

The Company has a policy of providing an allowance for doubtful accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to bad debt expense and included in the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2020 and December 31, 2019, allowance for doubtful accounts amounted to $65,461 and $13,991, respectively. Bad debt expense amounted $51,470 and $0 during the six months ended June 30, 2020 and 2019, respectively.

Prepaid Expenses and Other Current Assets

Total prepaid expenses and other current assets - current amounted to $60,114 and $248,776 at June 30, 2020 and December 31, 2019, respectively. Total prepaid expenses and other current assets – long term amounted to $9,589 and $0 at June 30, 2020 and December 31, 2019, respectively. Prepaid expenses to C2M who is a related party, amounted to $622,159 – current portion and $2,175,000 – long-term portion at June 30, 2020. Prepaid expenses to C2M who is a related party, amounted to $622,160 – current portion and $2,492,045 – long-term portion at December 31, 2019. Prepaid expenses consist primarily of costs paid for future services with terms ranging within a year up to 5 years. Prepaid expenses may include prepayments in cash and equity instruments for an operating lease, consulting, and insurance fees which are being amortized over the terms of their respective agreements.

Inventory

The Company values inventory, consisting of raw materials, growing plants and finished goods, at the lower of cost or net realizable value. Cost is determined on the first-in and first-out (“FIFO”) method. The Company reduces inventory for the diminution of value, resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its estimated net realizable value. Factors utilized in the determination of the estimated net realizable value include (i) estimates of future demand, and (ii) competitive pricing pressures. In accordance with ASC 905, “Agriculture”, all direct and indirect costs of growing hemp are accumulated until the time of harvest and are reported at the lower of cost or net realizable value. Included in inventory is the Company’s hemp crop under cultivation on farm acreage leased by the Company. The cost of the hemp crop under cultivation is determined based upon costs to purchase industrial hemp seed and industrial hemp cuttings, plus farm labor, fertilizer, water and power, the cost to harvest and cost for drying services. The costs of planting, cultivating and harvesting the Company’s hemp crop are capitalized to hemp crop inventory under cultivation, when incurred. The Company determined the cost allocation of the hemp crop (hemp flowers and hemp cuttings) based upon a proforma Market Value Method. However, based upon current actual sales prices and after reviewing national sales trends, the Company established an inventory reserve to write down the inventory to net realizable value which is the estimated selling prices in the ordinary course of business, less reasonable predictable costs of completion, disposal and transportation or shipping. The Company recorded impairment expense on inventory of it finished goods- hemp flowers of $660,000 (see Note 4) during the six months ended June 30, 2020 and was included in cost of sales as reflected in the accompanying unaudited condensed consolidated statements of operations.

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

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded impairment expense of $57,871 related to leasehold improvement cost (see Note 5) and impairment of security deposit related to the termination of a commercial lease agreement (see Note 7).

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

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

Research and Development Expenses

The Company follows ASC 730-10, “Research and Development,” and expenses research and development costs when incurred.  Accordingly, third-party research and development costs, including designing, prototyping and testing of product, are expensed when the contracted work has been performed or milestone results have been achieved. Indirect costs are allocated based on percentage usage related to the research and development.   Research and development costs of $0 and $26,975 were incurred for the six months ended June 30, 2020 and 2019, respectively, and $0 and $11,975 were incurred for the three months ended June 30, 2020 and 2019, respectively, which are included in operating expenses on the accompanying unaudited condensed consolidated statements of operations.

Advertising Costs

The Company applies ASC 720 “Other Expenses” to account for advertising related costs. Pursuant to ASC 720-35-25-1, the Company expenses the advertising costs the first time the advertising takes place. Advertising costs were $61,133 and $238,154 for the six months ended June 30, 2020 and 2019, respectively, and $4,083 and $187,623 for the three months ended June 30, 2020 and 2019, respectively, which are included in selling and marketing expenses on the accompanying unaudited condensed consolidated statement of operations.

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with ASC 606. The amounts charged to customers for shipping products are recognized as revenues and the related costs of shipping products are classified in selling and marketing expenses as incurred. Shipping costs included in selling and marketing expenses were $20,152 and $1,959 for the six months ended June 30, 2020 and 2019, respectively, and $3,564 and $1,411 for the three months ended June 30, 2020 and 2019, respectively.

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

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

Earnings per Share

We compute basic and diluted earnings per share amounts in accordance with ASC Topic 260, “Earnings per Share”. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if preferred stock converted to Common Stock and warrants are exercised.  Preferred stock and warrants are excluded from the diluted earnings per share calculation if their effect is anti-dilutive.  For the six months ended June 30, 2020 and 2019, the following potentially dilutive shares were excluded from the computation of diluted earnings per shares because their impact was anti-dilutive:

	2020	2019
	(Unaudited)	(Unaudited)
Stock Options	4,781,697	5,684,375
Stock Warrants	2,014,299	1,154,500
Restricted stock to be issued upon vesting	6,461,536	-
Convertible Preferred Stock	9,460,845	5,542,212
Convertible Debt	8,143,768	250,000
Total	30,862,145	12,631,087

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

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
JUNE 30, 2020

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
JUNE 30, 2020

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

Under the term of the Subscription Agreement, the Company acquired 30% of membership interest in EOW in consideration for cash of $2,700,000 were payable as follows:

●
$400,000 paid previously for purchase of Hemp Seeds;
●
$100,000 upon execution of the LLC Operating Agreement;
●
$500,000 on or before April 1, 2019;
●
$500,000 on or before May 1, 2019;
●
$300,000 on or before August 1, 2019;
●
$450,000 on or before September 1, 2019 and,
●
$450,000 on or before October 1, 2019

The acquisition of the 30% membership interest is deemed to be an investment in and capital contribution to EOW and shall be eliminated upon consolidation. The Company fully paid the $2,700,000 purchase price during fiscal 2019.

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

Additionally, the Company recorded the acquisition of 50.1% of membership interest in EOW under the FASB issued ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). As of June 30, 2020, the Company recorded a non-controlling interest balance of $(847,912) in connection with the majority-owned subsidiary, EOW as reflected in the accompanying unaudited condensed consolidated balance sheet and losses attributable to non-controlling interest of $310,443 and $187,948 during the six months ended June 30, 2020 and 2019, respectively, and $154,624 and $152,344 during the three months ended June 30, 2020 and 2019, respectively, as reflected in the accompanying unaudited condensed consolidated statements of operations.

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

Paradise Medlife, LLC

On July 5, 2019, the Company entered into an Operating Agreement (the “Operating Agreement”) with Paradise Medlife, LLC (“Paradise Medlife”) and Paradise CBD, LLC. Paradise Medlife is a Florida Limited Liability Company, organized on April 12, 2019 with no operations since inception. The Company shall contribute capital of $50,000 in the form of CBD products in exchange for 51% ownership of Paradise Medlife. Consequently, Paradise Medlife became a majority owned subsidiary of the Company. To date, Paradise Medlife has no operations. At June 30, 2020, the Company has not yet contributed the capital of $50,000. The Company anticipates that it will contribute the capital in the form of CBD products during fiscal 2020.

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

Under the terms of the Green Goddess Purchase Agreement the Company agreed to issue 250,000 shares of the Company’s Common Stock and pay $250,000 cash for the acquisition to be paid in six installments. The first installment of $41,667 shall be due within 90 days of the closing and the five additional installments shall be paid starting on October 12, 2019 and continuing on the first day of each following month. At June 30, 2020 and December 31, 2019, the Company has an outstanding balance of $250,000 to the seller which is included in subscription payable as reflected on the consolidated balance sheets. The Company is currently in default under the Asset Purchase Agreement. However, there are no penalty interest or charges from the default pursuant to the Asset Purchase Agreement.

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
JUNE 30, 2020

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

The Company, Green Goddess and the founder of Green Goddess have each asserted various claims against the other for breach of contract although no proceedings have been commenced.  Currently, the Company has suspended efforts to market and sell CBD products under the Green Goddess brand and Green Goddess has suspended delivery of the Company’s inventory due to the disputes which involve, among other things, the amounts that were due and owing Green Goddess from C2M for orders placed prior to the asset purchase, the nature and going concern value of the assets purchased by the Company and representations concerning the operation of the business and performance by the founder under the employment agreement.  There can be no assurance the parties will resolve their differences or that the prior agreements will not be terminated. The CBD products with a cost of $837,153 held in inventory had been written down to a value of $0 due to the age and questionable salability of the product. During fiscal 2019, the Company fully impaired the finished goods related to CBD products and resulted in an impairment loss of $837,153.

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

Pursuant to ASU 2017-01 and ASC 805, the Company analyzed the operations of Levor and the related agreements to determine if the Company acquired a business or acquired assets. Based on this analysis, it was determined that the Company acquired assets, primarily consisting of its rights and interest in the cosmetic brand collection, “Levor Collection”. The Company concluded that substantially all of the fair values of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. Accordingly, the transaction was not considered a business.

Pursuant to the terms of the Levor Purchase Agreement, the Company granted 100,000 shares of its Common Stock valued at $70,000, or $0.70 per share, the fair value of the Company’s Common Stock based on the sale of common stock in the recent private placement.

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

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

During fiscal 2019 the Company fully impaired the remaining carrying value and recorded an impairment expense of $64,167 related to the Levor intangible asset.

NOTE 4 – INVENTORY

Inventory, net consisted of the following:

	June 30, 2020	December 31, 2019
	(Unaudited)
Finished goods – CBD products	$-	$-
Finished goods – hemp flowers and hemp cuttings	340,528	1,337,809
	$340,528	$1,337,809

During the three and six months ended June 30, 2020, the Company recorded a reserve or inventory write-off related to damaged inventory of $106,560 and $660,000, respectively, due to mold and is included in cost of sales as reflected in the accompanying unaudited condensed consolidated statements of operations.

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated life	As of June 30, 2020	As of December 31,2019
		(Unaudited)
Greenhouse	10 years	$34,465	$34,465
Fencing and storage	5 years	44,543	44,543
Irrigation	5 years	387,975	387,975
Office and computer equipment	3 years	40,834	40,834
Farming Equipment	5 years	11,500	11,500
Leasehold improvement	5 years	21,886	21,886
Total		541,203	541,203
Less: Accumulated depreciation		(117,557)	(63,770)
Less: Impairment expense		(17,871)	-
		$405,775	$477,433

Depreciation expense amounted to $53,787 and $11,851 for the six months ended June 30, 2020 and 2019, respectively and $27,060 and $11,851 for the three months ended June 30, 2020 and 2019, respectively. During the six months ended June 30, 2020, the Company recorded impairment expense of $17,871 which was equivalent to the remaining net book value of leasehold improvement related to a commercial lease with Skybar Holding, LLC. During the second quarter of fiscal 2020, the Company has determined that the commercial lease is unenforceable and should not have been accounted for under ASC 842 (see Note 14).

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

NOTE 6 – INTANGIBLE ASSET

At June 30, 2020 and December 31, 2019, intangible asset consisted of the following:

	Useful life	June 30, 2020	December 31, 2019
		(Unaudited)
Farm leases - EOW	3 year	$2,930,000	$2,930,000
Hemp operating license - EOW	1 year	10,000	10,000
Trademark – Green Goddess	3 year	-	3,500
Customer list – Green Goddess	3 year	-	212,529
Brand - Levor	3 year	-	70,000
Total		2,940,000	3,226,029
Less: Accumulated amortization		(1,283,106)	(828,526)
Less: Impairment expense		-	(250,192)
		$1,656,894	$2,147,311

For the six months ended June 30, 2020, amortization of intangible assets amounted to $490,417 and $299,355, respectively. For the three months ended June 30, 2020, amortization of intangible assets amounted to $244,167 and $246,667, respectively. During fiscal 2019, the Company fully impaired the intangible assets related to the Green Goddess and Levor brands. As of June 30, 2020, the Company offset fully amortized intangible assets of $35,937 against accumulated amortization.

Amortization of intangible assets attributable to future periods is as follows:

Year ending December 31:	Amount
2020 (remainder)	$488,333
2021	976,667
2022	191,894
$1,656,894

NOTE 7 - OPERATING LEASE RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

On March 1, 2019, the Company, through its majority-owned subsidiary, EOW, entered into a farm lease agreement for a lease term of one year. The lease premise is located in Cave Junction, Oregon and consists of approximately 100 acres. The lease requires the Company to pay 5% of the net income realized by the Company from the operation of the lease farm. Accordingly, the Company recognized $0 Right-of-use asset (“ROU”) and lease liabilities on this farm lease as the Company has not determined when it will generate net income from this lease. The lease shall continue in effect from year to year except for at least a 30-day written notice of termination. The Company has not paid any lease payments under this agreement for the six months ended June 30, 2020 and for fiscal 2019. EOW is in the process of arranging a sub-lease agreement with the affiliated company.

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
JUNE 30, 2020

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

On July 9, 2019, the Company entered into a Commercial Lease Agreement (the “Lease”) with Skybar Holdings, LLC, a Florida limited liability company. Pursuant to the Lease, the Company will rent the entire first floor (consisting of approximately 4,000 square feet) of a property located in Delray Beach, Florida (the “Premises”). The Company plans to develop the Premises to create a hemp-oriented health and wellness retail venue, including education, clothing and cosmetics, and explore franchise opportunities. The initial term of the Lease is 5 years commencing August 1, 2019, with two 5-year extension options. The Lease includes a right of first refusal in favor of the Company to lease any space that becomes available on the 2nd and 3rd floor of the Premises and a right of first refusal to purchase the Premises. Pursuant to the Lease, the Company will pay rent equal to $40,000 per month in advance in addition to all applicable Florida sales and/or federal taxes and security deposit of $40,000. Effective one year from the lease commencement date and each year thereafter, the rent shall increase at least three percent (3%) per year. The lessor of the Premises is a limited liability company owned or controlled by Vladislav (Bobby) Yampolsky, the manager and controlling member of C2M, the Company’s largest stockholder. During the second quarter of fiscal 2020, the Company has determined that the commercial lease with Skybar Holding, LLC is not in compliance with current laws or regulations in the City of Delray Beach and does not represent an enforceable contract and was void from the moment of execution. As a result, the Company has restated its prior year financial information to correct this accounting error (see Note 14). Additionally, on August 6, 2020, the Company submitted a written termination letter to Skybar Holdings, LLC. During the six months ended June 30, 2020, the Company fully impaired the security deposit of $40,000.

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

The Company adopted ASC Topic 842 on January 1, 2019. Between March 2019 and April 2019, which are the execution dates of various lease agreements, the Company recorded right-of-use assets totaling $506,506 and total lease liabilities of $506,506 based on an incremental borrowing rate of 10%. The Company recorded lease expense of $86,200 and $52,667 for the six months ended June 30, 2020 and 2019, respectively, and $46,640 and $42,667 for the three months ended June 30, 2020 and 2019, respectively. During the three and six months ended June 30, 2020, lease expenses of $0 was included in cost of sales. During the three and six months ended June 30, 2020, $46,640 and $86,200 was included in general and administrative expenses as reflected in the accompanying unaudited condensed consolidated statements of operations.

The cash outflows from operating leases for the six months ended June 30, 2020 was $98,004. The weighted average remaining lease term and the incremental borrowing rate for operating leases at June 30, 2020 were 2.32 years and 10%, respectively.

Right of Use (“ROU”) Asset is summarized below:

	As of June 30, 2020	As of December 31, 2019
	(Unaudited)	(As Restated- see Note 14)
Farm lease, ROU Asset	$506,506	$506,506
Less: Accumulated amortization	(195,812)	(115,696)

Balance of ROU asset	$310,694	$390,810

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

Operating lease liability related to the ROU asset is summarized below:

	As of June 30, 2020	As of December 31, 2019
	(Unaudited)	(As Restated- see Note 14)
Farm lease	$506,506	$506,506
Reduction of lease liability	(195,811)	(115,695)
Total	310,695	390,811
Less: current portion	(178,541)	(169,869)
Long term portion of lease liability	$132,154	$220,942

 Minimum lease payments under non-cancelable operating lease at June 30, 2020 are as follows:

Year ended December 31, 2020	$196,000
Year ended December 31, 2021	196,000
Year ended December 31, 2022	45,336
Total	437,336
Less: undiscounted payments during the six months ended June 30, 2020	(98,004)
Total undiscounted future minimum lease payments due as of June 30, 2020	339,332
Imputed interest	(28,637)
Total operating lease liability	$310,695

NOTE 8 - NOTES PAYABLE

Notes Payable

Notes payable to unrelated parties is summarized below:

	As of June 30, 2020	As of December 31, 2019
	(Unaudited)
Principal amount	$335,510	$-
Less: current portion	(90,755)	-
Notes payable - long term portion	$244,755	$-

Minimum principal payments under notes payable to unrelated parties at June 30, 2020 are as follows:

Year ended December 31, 2020	$11,859
Year ended December 31, 2021	155,501
Year ended December 31, 2022	68,392
Year ended December 31, 2023	2,091
Year ended December 31, 2024 and thereafter	97,667
Total principal payments	$335,510

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

U.S. Small Business Administration Loan

On May 28, 2020, the Company received a Secured Disaster Loan in the amount of $99,100 from the U.S. Small Business Administration. The loan carries interest at a rate of 3.75% per year, requires monthly payments of principal and interest, and matures in thirty (30) years. Installment payments, including principal and interest, of $483 monthly, will begin Twelve (12) months from the date of the promissory Note. The SBA loan is secured by a security interest in our tangible and intangible assets. The loan proceeds are to be used as working capital to alleviate economic injury caused by the Covid-19 disaster occurring in the month of January 31, 2020 and continuing thereafter. As of June 30, 2020, the principal balance of this note amounted to $99,100 and accrued interest of $326. During the six months ended June 30, 2020, the Company recognized $326 of interest expense.

Paycheck Protection Program Funding

On May 22, 2020, the Company received federal funding in the amount of $236,410 through the Paycheck Protection Program (the “PPP”). PPP funds have certain restrictions on use of the funding proceeds, and generally must be repaid within two (2) years at 1% interest. The PPP loan may, under circumstances, be forgiven. There shall be no payment due by the Company during the six months period beginning on the date of this note (“Deferral Period”). Commencing one month after the expiration of the Deferral Period, the Company shall pay the lender monthly payments of principal and interest, each in equal amount required to fully amortize by the maturity date. If a payment on this note is more than ten days late, the lender shall charge a late fee of up to 5% of the unpaid portion of the regularly scheduled payment. As of June 30, 2020, the principal balance of this note amounted to $236,410 and accrued interest of $253. During the six months ended June 30, 2020, the Company recognized $253 of interest expense.

Notes Payable – Related Parties

During October 2019, the Company entered into two short-term promissory notes (the “Notes”) for an aggregate principal amount of $94,056 and gross cash proceeds of $85,000 (original issue discount of $9,056). A note with principal amount of $55,556 was subscribed by Andrew Johnson, an officer of the Company. The Notes became due and payable between October 18, 2019 and December 16, 2019 and bear interest at a rate of twelve (12%) percent per annum prior to the maturity date, and eighteen (18%) per annum if unpaid following the maturity date. The Notes are unsecured obligations of the Company. In addition, the Notes carry a 10% original issue discount of $9,056 which have been amortized and recorded in interest expense on the accompanying consolidated statements of operations. In December 2019, the Company repaid one of the notes with principal amount of $38,500 and accrued interest of $770. The Company is currently negotiating to extend the maturity date of the related party note. As of June 30, 2020, the principal balance of this note amounted $55,556 and is currently in default.

During February 2020, the Company entered into a short-term promissory note for principal amount of $22,461 and gross cash proceeds of $20,419 (original issue discount of $2,042) with a certain stockholder of the Company. The note became due and payable on March 8, 2020 and bears interest at a rate of eighteen (18%) percent per annum prior to the maturity date, and eighteen (18%) per annum if unpaid following the maturity date. The note is unsecured obligation of the Company. In addition, the note carries a 10% original issue discount of $2,042 which have been amortized and recorded in interest expense on the accompanying unaudited condensed consolidated statements of operations. The Company is currently negotiating to extend the maturity date of the related party note. As of June 30, 2020, the principal balance of this note amounted to $22,461 and is currently in default.

During the six months ended June 30, 2020 and 2019, the Company recognized $5,495 and $1,072, respectively, of interest expense. During the three months ended June 30, 2020 and 2019, the Company recognized $3,256 and $548, respectively, of interest expense. As of June 30, 2020 and December 31, 2019, the notes had accrued interest balances of $6,195 and $1,278, respectively. As of June 30, 2020 and December 31, 2019, the principal balance under the notes was $78,017 and $55,556, respectively.

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

NOTE 9 - CONVERTIBLE NOTES PAYABLE

The Company’s convertible notes, net of debt discount, consisted of the following as of June 30, 2020 and December 31, 2019:
June 30, 2020 (Unaudited)	December 31, 2019

Convertible Notes in the aggregate amount of $100,000, issued on March 22, 2018. The Notes bear interest at a rate of 5% per annum and will mature on February 1, 2023. If a qualified financing from which at least $5 million of gross proceeds are raised occurs prior to the maturity date, then the outstanding principal balance of the notes, together with all accrued and unpaid interest thereon, shall be automatically converted into a number of shares of the Company’s Common Stock at $0.40 per Share. The Notes offer registration rights wherein the Company agrees that within 45 days of a Qualified Offering, prior to the Maturity Date, the Company shall file a registration statement with the SEC registering for resale of the shares of Company’s Common Stock into which the Notes are convertible. The Company shall send a written conversion notice to the lender pursuant to the note agreement during fiscal 2020 and as such the principal balance of the convertible note remains outstanding as of June 30, 2020 and December 31, 2019. The Company reclassed the principal balance to current portion as of June 30, 2020.
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
	475,979	85,906
Carrying Amount of Convertible Debt, net of debt discount	$575,979	$185,906
Less: Current Portion, net of debt discount	(575,979)	(85,906)
Convertible Notes, Long Term	$-	$100,000

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

The following is a summary of the carrying amounts of convertible notes as of June 30, 2020 and December 31, 2019:

	June 30, 2020 (Unaudited)	December 31, 2019
Principal Amount	$933,333	$933,333
Add: amortization of redemption premium	63,902	8,280
Less: principal payments and conversions	(187,000)	-
Less: unamortized debt discount and debt issuance costs	(234,256)	(755,707)
Total convertible debt less unamortized debt discount and debt issuance costs	$575,979	$185,906

Conversion of Notes

On May 27, 2020, the Company issued 247,588 shares of its common stock at a contractual conversion price of $0.13, as a result of the conversion of principal of $30,000 and interest of $2,400 of the convertible note.

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

Notice of Delinquent Payment

At this time, the Company is delinquent in its payments under the initial convertible note executed on November 27, 2019 (see Note 9), with the May 1, 2020 and April 1, 2020 payments currently in arrears. The Company intends to make these payments and the upcoming monthly payments with receipts from product sales and/or the proceeds of additional equity funding. On May 20, 2020, the Company entered into a Forbearance Agreement with the investor (the “Holder”) regarding the initial convertible note. Under the Forbearance Agreement, the investor has agreed to forebear from exercising any default-related rights and remedies subject to the following conditions and material terms:

●
The Company has paid the Holder $60,000 in cash before July 1, 2020. Additional monthly payments required under the Amortization Schedule for the note shall continue to be due on or before the first day of each calendar month thereafter, commencing with the $110,000 payment originally due April 1, 2020 now due on or before August 1, 2020, and the subsequent monthly payments listed on the Amortization Schedule to be paid monthly in the sequence listed. Interest shall continue to accrue on the principal balance of the Note at the rate(s) stated therein, with all additional accrued interest resulting from this extension of payment deadlines to be paid as part of the last monthly payment. The Company paid the $110,000 on August 1, 2020.

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

●	The Company has issued the Holder 500,000 shares of the Company’s common stock in consideration for the forbearance.

Derivative Liabilities Pursuant to Securities Purchase Agreement

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

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

The Company recognized change in fair value of derivative liabilities of $249,982 and $356,468 during the three and six months ended June 30, 2020, respectively. Upon conversions during the six months ended June 30, 2020, the derivative liability was marked to fair value at the conversion, and then a related fair value amount of $55,555 relating to the portion of debt converted was reclassified to other income as part of gain on debt extinguishment. Additionally, the Company recorded loss on debt extinguishment of $16,413, in connection with the conversions (see Note 10) during the six months ended June 30, 2020 resulting in a net gain on extinguishment of debt of $39,142 during the six months ended June 30, 2020, as reflected in the accompanying unaudited condensed consolidated statements of operations.

The Company recognized gain on extinguishment of debt due to repayment and conversions of notes into shares of common and preferred stock of $3,007,629 and change in fair value of derivative liabilities of $896,000 during the six months ended June 30, 2019. The Company determined that the conversion options embedded in the convertible notes require liability presentation at fair value. Each of these instruments provide the holder with the right to convert into Common Stock at a fixed discount market, with certain notes subject to a cap on the conversion price. These clauses cause uncertainty as to the number of shares issuable upon conversion of convertible debt and accordingly require liability presentation on the balance sheet in accordance with US GAAP. For the six months ended June 30, 2020 and 2019, the Company measured the fair value of the embedded derivatives using a binomial model and Monte Carlo simulations, and the following assumptions:

	June 30, 2020 (Unaudited)	December 31, 2019
Expected Volatility	228.22 to 230.26%	376.76% to 567.11%
Expected Term	0.41 to 0.66 Years	0.25 to 1.0 Years
Risk Free Rate	0.15% to 0.18%	2.41% to 2.54%
Dividend Rate	0.00%	0.00%

During the six months ended June 30, 2020 and 2019, the Company recognized $34,431 and $25,780, respectively, of interest expense. During the three months ended June 30, 2020 and 2019, the Company recognized $16,555 and $1,246, respectively, of interest expense. During the six months ended June 30, 2020 and 2019, the Company amortized debt discount of $579,115 and $339,806, respectively, of interest expense. During the three months ended June 30, 2020 and 2019, the Company amortized debt discount of $312,807 and $0, respectively, of interest expense.

As of June 30, 2020 and December 31, 2019, the notes had accrued interest balances of $32,559 and $15,399, respectively.

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

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

On December 21, 2018, the Company filed a Certificate of Cancellation of its previously filed Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock in order to designate 1,000,000 shares as a new Series of Preferred Stock for issuance to former Holders of the Company’s Notes under the Exchange Agreements (See Note 8), and filed a new Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.

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

On January 20, 2020, the Company converted 30,090 Series A Preferred Stock into 150,450 shares of Common Stock.

There are 323,019 and 353,109 shares of Series A Preferred Stock outstanding as of June 30, 2020 and December 31, 2019, respectively.

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

There are 1,650,000 shares of Series B-1 preferred stock outstanding, which are convertible into 206,250 shares of common stock, as of June 30, 2020 and December 31, 2019.

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

There are 7,516,000 shares of Series B-2 preferred stock outstanding, which were convertible into 939,500 shares of common stock as of June 30, 2020 and December 31, 2019.

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

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

As of June 30, 2020 and December 31, 2019, there were no shares of Series C Preferred Stock issued and outstanding.

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

There are 18 shares of Series D preferred stock outstanding which were convertible into 450,000 shares of common stock as of June 30, 2020 and December 31, 2019.

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

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

On July 31, 2019, the Company granted 10,000 Series E Preferred in connection with a Management and Services Agreement (the “MSA”) with C2M, the Company’s largest shareholder (see Note 11). The Company valued the 10,000 Series E Preferred shares which is equivalent into 6,250,000 common shares at a fair value of $0.54 per common share or $3,375,000 based on the sales of common stock on recent private placements on the dates of grant. During the six months ended June 30, 2020, the Company recorded stock-based compensation of $158,523 and prepaid expense – related party of $2,955,681 to be amortized over the term of the MSA.

As of June 30, 2020 and December 31, 2019, there were 10,000 shares of Series E Preferred Stock issued and outstanding which were convertible into 6,250,000 shares of common stock.

Common Stock

The Company’s authorized Common Stock consists of 650,000,000 shares with a par value of $0.0001 per share.

Sale of Common Stock for private placement

During the six months ended June 30, 2020, the Company sold an aggregate of 3,000,000 shares of Common Stock for total proceeds of $350,000.

Conversion of Series A Preferred stock into Common Stock

On January 20, 2020, the Company converted 30,090 Series A Preferred Stock into 150,450 shares of Common Stock.

Conversion of Notes into Common Stock

On May 27, 2020, the Company issued 247,588 shares of its common stock at a contractual conversion price of $0.13, as a result of the conversion of principal of $30,000 and interest of $2,400 of the convertible note.

On June 10, 2020, the Company issued 564,000 shares of its common stock at a contractual conversion price of $0.09, as a result of the conversion of principal of $47,000 and interest of $3,760 of the convertible note.

These shares of common stock had an aggregate fair value of $99,573 and the Company recorded $16,413 of loss on debt extinguishment related to these note conversions (see Note 9).

Common Stock pursuant to Forbearance Agreement

On May 20, 2020, the Company entered into a Forbearance Agreement with the note holder regarding the initial convertible note executed on November 27, 2019 (see Note 9). The Company has issued the Holder 500,000 shares of the Company’s common stock in consideration for the forbearance and valued the shares of Common Stock at the fair value of approximately $0.18 per common share or $90,000 based on the quoted trading price on the date of grant. The Company recorded interest expense of $90,000 during the six months ended June 30, 2020.

Common Stock for services

On January 23, 2020, the Company issued 250,000 shares of Common Stock for legal services to be rendered in fiscal 2020 and valued the shares of Common Stock at the fair value of approximately $0.4948 per common share or $123,700 based on the quoted trading price on the date of grant. The Company recorded stock-based compensation of $123,700 during the six months ended June 30, 2020.

On January 23, 2020, the Company issued an aggregate of 515,000 shares of Common Stock to two officers and three employees of the Company for services in fiscal 2020 and as an incentive to retain such employees and valued the shares of Common Stock at the fair value of approximately $0.4948 per common share or $254,823 based on the quoted trading price on the date of grant. The Company recorded stock-based compensation of $254,823.

Common Stock issued for Vested Restricted Common Stock Award

During the six months ended June 30, 2020, the Company issued an aggregate of 933,093 of Common Stock to employees and consultants for vested restricted stock awards (see Restricted Common Stock below).

Common Stock issued for Unissued Stock

There were 287,500 shares of common stock issuable which were issued during the six months ended June 30, 2020.

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

Common Stock Warrants

A summary of the Company’s outstanding stock warrants as of June 30, 2020 and changes during the period ended are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2019	2,014,299	$0.45	3.31
Granted	—	—	—
Cancelled	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Balance at June 30, 2020	2,014,299	$0.45	2.81

Warrants exercisable at June 30, 2020	2,014,299	$0.45	2.81

Weighted average fair value of warrants granted during the period		$—

As of June 30, 2020, aggregate intrinsic value in connection with exercisable warrants amounted to $0. During the six months ended June 30, 2020 and 2019, the Company recorded stock-based compensation of $0 and $1,114,062, respectively.

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

On January 11, 2019, the Company’s shareholders approved the 2019 Equity Incentive Plan (the “2019 Plan”). The purpose of the 2019 Plan is to provide a means for the Company to continue to attract, motivate and retain management, key employees, consultants and other independent contractors, and to provide these individuals with greater incentive for their service to the Company by linking their interests in the Company’s success with those of the Company and its shareholders. The 2019 Plan is limited such that the maximum number of shares of Common Stock that may be delivered pursuant to awards granted under the 2019 Plan may not exceed fifteen percent (15%) of the total of: (a) the issued and outstanding shares of our Common Stock, and (b) all shares of common stock issuable upon conversion or exercise of any of our outstanding securities which are convertible or exercisable into shares of Common Stock under the terms thereof.

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

Stock option activity for the six months ended June 30, 2020 is summarized as follows:

	Number of Options	Weighted Average ExercisePrice	Weighted Average Remaining Contractual Life(Years)
Balance at December 31, 2019	4,671,280	$0.29	7.29
Granted	1,000,000	0.30	10.00
Forfeited	(889,583)	0.57	0.00
Balance at June 30, 2020	4,781,697	0.29	8.75
Options exercisable at June 30, 2020	3,605,916	$0.25	8.62

 Weighted average fair value of options granted during the period $0.33.

As of June 30, 2020, aggregate intrinsic value in connection with exercisable options amounted to $69,375. As of June 30, 2020, 1,175,781 outstanding options are unvested and there was $423,219 unrecognized compensation expense in connection with unvested stock options.

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

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Compensation expense related to stock options granted is measured at the grant date based on the estimated fair value of the award and is recognized on a straight-line basis over the requisite service period. The assumptions used in the Black-Scholes model for the options granted during the six months ended June 30, 2020 are presented below:

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

The Company recognized $247,544 and $950,078 of compensation expense relate to the vesting of stock options for the six months ended June 30, 2020 and 2019, respectively. The Company recognized $106,678 and $58,279 of compensation expense relate to the vesting of stock options for the three months ended June 30, 2020 and 2019, respectively. These amounts are included in general and administrative expenses on the accompanying unaudited consolidated statement of operations.

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

Restricted Common Stock

A summary of the status of the restricted common stock and changes during the six months ended June 30, 2020 is as follows:

	Restricted Stock Common Stock	Weighted Average Grant-Date Fair Value Per Share
Balance at December 31, 2019	3,583,328	$0.68
Granted	4,523,800	0.14
Vested and issued	(933,093)	0.46
Forfeited	(712,499)	0.70
Balance at June 30, 2020	6,461,536	$0.38

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

On April 29, 2020, the Company appointed two new board members and shall each be granted $100,000 worth of restricted common stock under the 2019 Equity Incentive Plan with vesting period of 1/24th upon date of grant and 1/24th per month on the first day of each calendar month thereafter until fully vested so long as they continue in their service as board of directors of the Company.

On April 29, 2020, the Company appointed a new advisory board member of the Company and shall be granted $50,000 worth of restricted common stock under the 2019 Equity Incentive Plan with vesting period of 1/24th upon date of grant and 1/24th per month on the first day of each calendar month thereafter until fully vested so long as they continue in their service as member of the Advisory Board of the Company.

On April 29, 2020, Derek Du Chesne accepted his appointment to the additional positions of President and a member of our Board of Directors (see Note 11). Following his appointment as President, the Company granted 1,000,000 shares of restricted common stock as additional compensation, with vesting and other terms to be decided by the Company’s Compensation Committee.

On June 11, 2020, the Company appointed Julian Pittam as Board Chairman and has granted Mr. Pittam $100,000 worth of restricted common stock under the 2019 Equity Incentive Plan with vesting period of 1/24th upon date of grant and 1/24th per month on the first day of each calendar month thereafter until fully vested so long as they continue in their service as board of directors of the Company.

On June 24, 2020, the Company appointed Emiliano Aloi as new board member and has granted Mr. Aloi $100,000 worth of restricted common stock under the 2019 Equity Incentive Plan with vesting period of 1/24th upon date of grant and 1/24th per month on the first day of each calendar month thereafter until fully vested so long as they continue in their service as board of directors of the Company.

During the six months ended June 30, 2020, the Company recorded stock-based compensation of $397,236 in connection with vested restricted common stock grants. During the three months ended June 30, 2020, the Company recorded stock-based compensation of $279,333 in connection with vested restricted common stock grants. As of June 30, 2020, unamortized or unvested stock-based compensation costs related to restricted share arrangements was $2,738,135 and will be recognized over a weighted average period of 1.01 years.

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Legal Matters-

In the ordinary course of business, the Company enters into agreements with third parties that include indemnification provisions which, in its judgment, are normal and customary for companies in the Company’s industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, the Company generally agrees to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to the Company’s product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, the Company has no liabilities recorded for these provisions as of June 30, 2020 and December 31, 2019.

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

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

On February 26, 2020 a complaint was filed against the Company in the Circuit Court, Palm Beach County, Florida on behalf of two former employees of the Company.  The case is entitled Ryan Borcherds and Miriam Martinez vs. Exactus, Inc. (Case No. 103978709). These former employees were hired in January 2020.  The complaint alleges the Company failed to pay wages and compensation to 2 employees under the Fair Labor Standards Act, breach of contract and violation of various Florida statutes, including allegations on behalf of other similarly situated persons.  On May 8, 2020, an amended complaint was filed against the Company in the Circuit Court, Palm Beach County, Florida on behalf of six former employees, with one additional employee added to the suit in June 2020. The amended case is entitled Ryan Bocherds, Marc Reiss, Jeannine Boffa, Benjamin Blair, Miriam Martinez and Michael Amoroso vs. Exactus, Inc, (Case No. 50-2020-CA-002274-MB). The other four former employees were hired between April 2019 and December 2019. As of June 30, 2020 and December 31, 2019, the Company has recorded total accrued salaries of $90,974 and $26,494 related to these former employees, respectively. The complaint seeks approximately $106,000 in unpaid wages plus special damages, liquidated damages, interest and attorney’s fees. The Company has retained legal representation and intends to vigorously contest the matter.

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

On July 9, 2019, the Company entered into a Commercial Lease Agreement (the “Lease”) with Skybar Holdings, LLC, a Florida limited liability company. Pursuant to the Lease, the Company will rent the entire first floor (consisting of approximately 4,000 square feet) of a property located in Delray Beach, Florida (the “Premises”). The Company plans to develop the Premises to create a hemp-oriented health and wellness retail venue, including education, clothing and cosmetics, and explore franchise opportunities. The initial term of the Lease is 5 years commencing August 1, 2019, with two 5-year extension options. The Lease includes a right of first refusal in favor of the Company to lease any space that becomes available on the 2nd and 3rd floor of the Premises and a right of first refusal to purchase the Premises. Pursuant to the Lease, the Company will pay rent equal to forty thousand dollars per month in advance in addition to all applicable Florida sales and/or federal taxes. Effective one year from the lease commencement date and each year thereafter, the rent shall increase at least three percent (3%) per year. The lessor of the Premises is a limited liability company owned or controlled by Vladislav (Bobby) Yampolsky, the manager and controlling member of C2M, the Company’s largest stockholder. During the second quarter of fiscal 2020, the Company has determined that the commercial lease with Skybar Holding, LLC is not in compliance with current laws or regulations in the City of Delray Beach and does not represent an enforceable contract and was void from the moment of execution. As a result, the Company has restated its prior year financial information to correct this accounting error (see Note 14). Additionally, on August 6, 2020, the Company submitted a written termination letter to Skybar Holdings, LLC. Because the Lease was void and unenforceable under applicable law, the Company believes that the probability of Skybar Holdings, LLC successfully asserting a claim under the Lease is to be remote.

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
JUNE 30, 2020

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

C2M will provide personnel necessary for the Company's growth. Utilizing C2M employees and facilities, the Company has been able to rapidly access resources and opportunities in the hemp-derived CBD industry. Emiliano Aloi of C2M became a member of the Company’s Advisory Board in January 2019 and was appointed President of the Company on March 11, 2019. On August 13, 2019, the Company appointed Mr. Aloi as Interim Chief Executive Officer and on June 24, 2020, the Company appointed Mr. Aloi as a new member of the Board of Directors of the Company.

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

On July 31, 2019, the Company finalized and entered into a Management and Services Agreement in order to provide the Company project management and various other benefits associated with the farming rights, operations and opportunities with C2M, including assignment by C2M of C2M’s agreements and rights to acquire approximately 200 acres of hemp farming. Under the terms of the MSA, C2M agreed to provide further access to the opportunities and know-how of C2M, consented to the appointment of Emiliano Aloi, a seasoned hemp veteran previously an advisor and currently the Company’s Interim Chief Executive Officer, and to provide the Company and EOW additional services consisting of, among other things:

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
JUNE 30, 2020

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

Employment Agreements

Andrew Johnson, the Company’s Chief Strategy Officer, is serving under a two-year employment agreement adopted on March 11, 2019 at an annual salary of $110,000, which was increased to $150,000 on January 23, 2020. In addition, he will be entitled to an annual cash bonus, in an amount as determined by the board of directors, if the Company meets or exceeds criteria adopted by the Compensation Committee of the Board of Directors. He shall also be eligible for grants of awards under stock option or other equity incentive plans of the Company as the Company’s Compensation Committee. For the 2019 year, he received a cash bonus of $100,000 to be paid in equal installments over the next 12 months which have been recorded in accrued expenses on the consolidated balance sheet as of June 30, 2020 and December 31, 2019.

Derek Du Chesne, the Company’s current President, Chief Growth Officer, and a Director, is serving under a two-year employment agreement dated February 18, 2020 and entered into in connection with his service as Chief Growth Officer. Du Chesne’s base salary for the initial year of service will be $150,000, increasing to not less than $250,000 for the second year of service, subject to annual review by the Board of Directors. He will be entitled to quarterly cash bonuses based on a percentage of our net sales to be determined. In addition, Mr. Du Chesne will be entitled to annual cash bonuses as follows: (1) up to 250% of base salary for the 2020 calendar year, if: (A) Company’s net income on a consolidated basis for the 2020 fiscal year is equal to or in excess of $5,000,000; or (B) Company’s net sales on a consolidated basis is equal to or in excess of $40,000,000 during the 2020 fiscal year; and (2) 200% of base salary for the 2021 calendar year, subject to the satisfaction of performance criteria set by the Board in consultation with a third-party compensation expert and Mr. Du Chesne. He will be eligible to participate in the Company’s Equity Incentive Plan during his employment. Upon execution of the Agreement, he was granted options to purchase up to 1,000,000 shares of the Company’s common stock at a price of $0.50 per share. 250,000 of these options were vested immediately, with the remaining 750,000 options to vest in equal installments over the next twenty-four months. The employment agreement with Mr. Du Chesne is intended to provide direct incentives to increase company sales, while providing a reasonable base compensation for his service. Following his appointment as President, he received 1,000,000 shares of restricted common stock as additional compensation, with vesting and other terms to be decided by the Company’s Compensation Committee. On March 5, 2020, the Board of directors of the Company approved the repricing of Mr. Du Chesne’s stock options to 90% of the market price on the original date of grant or exercise price of $0.30 per share (see Note 10).

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

Distribution Agreements

On February 4, 2020, the Company entered into a Supply and Distribution Agreement with HTO Holdings Inc (dba “Hemptown, USA”), enabling the Company to purchase and sell Hemptown’s Cannabigerol (CBG) and Cannabidiol (CBD) products, including top flower, biomass and extracts (crude, isolates, distillates, and water soluble). Ceed2Med, LLC, the Company’s largest shareholder, is also a significant investor in Hemptown USA and is party to a distribution agreement with the Company. The Interim Chief Executive Officer and C2M, LLC will cooperate in developing plans to coordinate the Company’s efforts to introduce CBG and expand its efforts to sell CBD products. This agreement shall remain in force for a period of one year from effective date and shall renew automatically in one-year increments for three years unless either party gives written notice of its intention not to renew at least 60 days prior to expiration. On March 28, 2020, the Company amended the Supply and Distribution Agreement Pursuant to the amendment whereby the Company agreed to also (i) aid Hemptown’s management with product compliance requirements, (ii) participate in discussions related to Hemptown’s 2020 farming, harvesting and processing plans as well as joint supply scenarios, (iii) interact with Hemptown’s ingredient and manufacturing divisions to facilitate development of documents for selected SKUs to service the white label market, and (iv) aid Hemptown’s CEO in overseeing the entire supply chain to establish best practices in quality and compliance and lower costs. In addition, Hemptown agrees to pay the Company $3,500 a month in consulting fees. On July 21, 2020, Hemptown discontinued the consulting arrangement entered into under the March 28, 2020 amendment.

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

On November 20, 2017, Dr. Dimitrov, former director of the Company, provided a notice to the Company stating that he was resigning from the Board, effective immediately. Dr. Dimitrov indicated that his resignation from the Board was based on the deteriorating relationship between the Company and Digital Diagnostics over the non-payment of fees owed by the Company pursuant to the licensing agreement between the Company and Digital Diagnostics (See Note 11). The Company paid $0 during the six months ended June 30, 2020 and 2019. There was no change during the six months ended June 30, 2020.

For the six months ended June 30, 2020 and 2019, $0 and $26,975, respectively, was recognized in Research and Development expenses for consulting provided by Dr. Dimitrov, respectively. As of June 30, 2020 and December 31, 2019, $575,000 was included in accounts payable for both periods to KD Innovation Ltd., an affiliated entity of Dr. Dimitrov. There was no change during the six months ended June 30, 2020.

On January 8, 2019, the Company entered into a Master Product Development and Supply Agreement with C2M (see Note 11). At June 30, 2020 and December 31, 2019, accounts payable to C2M related to purchase of finished products amounted to $8,342. During the six months ended June 30, 2020, the Company did not purchase any finished products from C2M. C2M is a majority stockholder of the Company. During the six months ended June 30, 2020, the Company recognized revenues from C2M of $315,800 from sales of flowers and recorded related cost of sales of $417,783. Additionally, accounts receivable from C2M as of June 30, 2020 amounted to $94,800.

From time to time, the Company’s subsidiary, EOW, receives advances from an affiliated company which is owned by three members of EOW for working capital purposes. The advances are non-interest bearing and are payable on demand. The Company advanced $127,500 during fiscal 2019 to these related parties which resulted in a receivable or due from related parties of $127,500 as of June 30, 2020 and December 31, 2019. These advances are short-term in nature, non-interest bearing and due on demand. The Company reclassed the $127,500 related party receivable to the stockholders’ equity section as of June 30, 2020.

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

As of June 30, 2020 and December 31, 2019, accounts receivable from a related party customer amounted to $12,860 and $18,860, respectively. The customer is an affiliated company which is substantially owned by a managing member of EOW.

On July 9, 2019, the Company entered into a Commercial Lease Agreement (the “Lease”) with Skybar Holdings, LLC, a Florida limited liability company. Pursuant to the Lease, the Company will rent the entire first floor (consisting of approximately 4,000 square feet) of a property located in Delray Beach, Florida (the “Premises”). The Company plans to develop the Premises to create a hemp-oriented health and wellness retail venue, including education, clothing and cosmetics, and explore franchise opportunities. The initial term of the Lease is 5 years commencing August 1, 2019, with two 5-year extension options. The Lease includes a right of first refusal in favor of the Company to lease any space that becomes available on the 2nd and 3rd floor of the Premises and a right of first refusal to purchase the Premises. Pursuant to the Lease, the Company will pay rent equal to $40,000 per month in advance in addition to all applicable Florida sales and/or federal taxes and security deposit of $40,000. Effective one year from the lease commencement date and each year thereafter, the rent shall increase at least three percent (3%) per year. The lessor of the Premises is a limited liability company owned or controlled by Vladislav (Bobby) Yampolsky, a member of the Board and the founder, manager and controlling member of C2M, the Company’s largest stockholder. During the second quarter of fiscal 2020, the Company has determined that the commercial lease with Skybar Holding, LLC is not in compliance with current laws or regulations in the City of Delray Beach and does not represent an enforceable contract and was void from the moment of execution. As a result, the Company has restated its prior year financial information to correct this accounting error (see Note 14). Additionally, on August 6, 2020, the Company submitted a written termination letter to Skybar Holdings, LLC.

As of June 30, 2020 and December 31, 2019, accounts payable from two affiliated companies and C2M totaled to $454,511 ($350,000, $96,169 and $8,342, respectively) for both periods.

From January 31, 2020 through June 30, 2020, the Company’s Interim Executive Chairman, Bobby Yampolsky, made a series of advances to the Company in the approximate total amount of $97,000 and has been included in due to related party as reflected in the accompanying unaudited condensed consolidated balance sheets. These advances are short-term in nature and non-interest bearing. On June 11, 2020, Mr. Yampolsky tendered his resignation as a member and interim chairman of the board of directors of the Company. Additionally, the Company agreed to pay $12,500 on June 11, 2020 and a monthly installment payment of approximately $7,084 beginning July 15, 2020 to June 15, 2021. On June 11, 2020, the Company paid $12,500 of these related party advances. The Company paid the first monthly installment in July 2020. As of June 30, 2020, due to related party amounted to $84,500.

Note 13 – CONCENTRATION OF REVENUE AND SUPPLIER

During the six months ended June 30, 2020, total sale of CBD products and hemp flowers to two customers represented approximately 83% (60%, and 23% - related party) of the Company’s net sales. During the six months ended June 30, 2019, total sale of CBD products to five customers represented approximately 90% (19%, 26% - related party, 24%, 11% and 10%) of the Company’s net sales.

As of June 30, 2020, total accounts receivable from two customers represented approximately 86% (23% and 63% - related party) of total accounts receivable. As of December 31, 2019, total accounts receivable, net from two customers and one related party customer represented approximately 82% (18%, 38%, and 26% - related party) of total accounts receivable.

As of June 30, 2020, total accounts payable from two vendors represented approximately 37% (23% and 14%-related party) of total accounts payable. As of December 31, 2019, total accounts payable from two vendors and one affiliated company represented approximately 60% (12%, 30% and 18% -related party) of total accounts payable. The affiliated company is owned by three members of EOW.

During the six months ended June 30, 2020, the Company purchased finished products from one vendor totaling approximately $846,320 (98% of the purchases). During the six months ended June 30, 2019, the Company purchased finished products from C2M (see Note 11) totaling approximately $197,117 (100% of the purchases).

NOTE 14 – RESTATEMENT OF PRIOR FINANCIAL INFORMATION

Subsequent to the Company’s external auditor’s periodic review of the Form 10-Q for the Periods Ended September 30, 2019 and March 31, 2020, annual audit for the year ended December 31, 2019 and, in the process of review, the current Form 10-Q for the Period Ended June 30, 2020, the Company conducted further reviews of the consolidated financial statements. Based on such reviews, the following determinations were made:

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

Error in Accounting for Operating Lease Right-of-Use Asset and Operating Lease Liabilities

During the second quarter of fiscal 2020, the Company has determined that the commercial lease with Skybar Holding, LLC is not in compliance with current laws or regulations in the City of Delray Beach and does not represent an enforceable contract and was void from the moment of execution. Therefore, the accounting treatment for the recognition of the operating lease right-of -use asset and operating lease liabilities upon adoption of ASC 842 related to this commercial lease was incorrect. As a result of a detailed review of this commercial lease, the Company has made an assessment in the second quarter of fiscal 2020 that the lease is unenforceable and should not have been accounted for under ASC 842. Additionally, the Company reversed previously recorded accrued expenses related to this commercial lease agreement.

In accordance with the guidance provided by the Accounting Standards Codification (“ASC”) 250 – “Accounting Changes and Error Corrections” (“ASC 250”), SEC’s Staff Accounting Bulletin 99, Materiality (“SAB 99”) and Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), the Company has determined that the impact of adjustments relating to the corrections of this accounting error are not material to previously issued annual audited and unaudited financial statements and as such no restatement was necessary. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior year financial statements. Accordingly, these misstatements were corrected during the period ended June 30, 2020 and will be disclosed prospectively.

The effect on these revisions on the Company’s consolidated balance sheets is as follows:

	As of March 31, 2020
	Previously	Adjustments	As Corrected
	Reported
Consolidated Balance Sheet
Current assets	$1,661,211	$-	$1,661,211
Current liabilities	$5,338,486	$(564,628)	$4,773,858
Working capital (deficit)	$(3,677,275)	$564,628	$(3,112,647)
Total assets	$8,458,826	$(1,705,115)	$6,753,711
Total liabilities	$6,985,191	$(2,034,232)	$4,950,959
Total stockholders' equity	$1,473,635	$329,117	$1,802,752

	As of December 31, 2019
	Previously	Adjustments	As Corrected
	Reported
Consolidated Balance Sheet
Current assets	$2,429,235	$-	$2,429,235
Current liabilities	$4,190,544	$(382,196)	$3,808,348
Working capital (deficit)	$(1,761,309)	$382,196	$(1,379,113)
Total assets	$9,799,277	$(1,782,443)	$8,016,834
Total liabilities	$6,117,431	$(1,988,141)	$4,129,290
Total stockholders' equity	$3,681,846	$205,698	$3,887,544

	As of September 30, 2019
	Previously	Adjustments	As Corrected
	Reported
Consolidated Balance Sheet
Current assets	$3,255,169	$-	$3,255,169
Current liabilities	$2,052,454	$(302,196)	$1,750,258
Working capital (deficit)	$1,202,715	$302,196	$1,504,911
Total assets	$11,449,203	$(1,858,284)	$9,590,919
Total liabilities	$4,054,527	$(1,940,563)	$2,113,964
Total stockholders' equity	$7,394,676	$82,279	$7,476,955

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

The effect on these revisions on the Company’s consolidated statements of operations is as follows:

	For the Three Months Ended
	March 31, 2020
	Previously Reported	Adjustments	As Corrected
Consolidated Statements of Operations
Revenues	$836,000	$-	$836,000
Operating expenses	$2,192,767	$(123,419)	$2,069,348
Loss from operations	$(2,757,023)	$123,419	$(2,633,604)
Other income (expenses)	$(188,480)	$-	$(188,480)
Net loss	$(2,945,503)	$123,419	$(2,822,084)
Net Loss available to Exactus, Inc. common stockholders	$(2,789,684)	$123,419	$(2,666,265)
Basic & diluted EPS	$(0.06)	$0	$(0.06)

	For the Year Ended
	December 31, 2019
	Previously Reported	Adjustments	As Corrected
Consolidated Statements of Operations
Revenues	$345,680	$-	$345,680
Operating expenses	$9,177,988	$(205,698)	$8,972,290
Loss from operations	$(10,878,442)	$205,698	$(10,672,744)
Other income (expenses)	$653,936	$-	$653,936
Net loss	$(10,224,506)	$205,698	$(10,018,808)
Net Loss available to Exactus, Inc. common stockholders	$(10,591,487)	$205,698	$(10,385,789)
Basic & diluted EPS	$(0.31)	$0	$(0.31)

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

	For the Nine Months Ended
	September 30, 2019
	Previously Reported	Adjustments	As Corrected
Consolidated Statements of Operations
Revenues	$215,816	$-	$215,816
Operating expenses	$5,803,458	$(82,279)	$5,721,179
Loss from operations	$(5,803,847)	$82,279	$(5,721,568)
Other income (expenses)	$1,178,363	$-	$1,178,363
Net loss	$(4,625,484)	$82,279	$(4,543,205)
Net Loss available to Exactus, Inc. common stockholders	$(5,168,306)	$82,279	$(5,086,027)
Basic & diluted EPS	$(0.16)	$0	$(0.15)

	For the Three Months Ended
	September 30, 2019
	Previously Reported	Adjustments	As Corrected
Consolidated Statements of Operations
Revenues	$60,153	$-	$60,153
Operating expenses	$2,062,677	$(82,279)	$1,980,398
Loss from operations	$(2,102,942)	$82,279	$(2,020,663)
Other income (expenses)	$(5,105)	$-	$(5,105)
Net loss	$(2,108,047)	$82,279	$(2,025,768)
Net Loss available to Exactus, Inc. common stockholders	$(1,934,367)	$82,279	$(1,852,088)
Basic & diluted EPS	$(0.05)	$0	$(0.05)

The revisions had no effect in the cash used in operating activities on the Company’s consolidated statements of cash flows.

NOTE 15 - SUBSEQUENT EVENTS

In accordance with authoritative guidance, the Company has evaluated any events or transactions occurring after June 30, 2020, the balance sheet date, through the date of filing of this report and note that there have been no such events or transactions that would require recognition or disclosure in the unaudited condensed consolidated financial statements as of and for the quarter ended June 30, 2020, except as disclosed below.

Common Stock issued for services

On July 1, 2020, the Company entered into a consulting agreement for corporate legal advisor services. The consultant shall receive compensation of 750,000 shares of the Company’s Common Stock for services rendered and to be rendered until September 30, 2020.

Conversion of Notes

On July 17, 2020, the Company issued 708,148 shares of its common stock at a contractual conversion price of approximately $0.09, as a result of the conversion of principal of $47,000 and interest of $3,760 of the convertible note.

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

In December 2018, we expanded our focus to pursue opportunities in hemp-derived CBD. This decision was based in part on the passing of the 2018 Farm Bill, known as the Agriculture Improvement Act of 2018, which will remain in force through 2023. The 2018 Farm Bill authorized the production of hemp and removed hemp and hemp seeds from the Drug Enforcement Administration’s, or the DEA’s, schedule of Controlled Substances. It also directed the U.S. Department of Agriculture, or the USDA, to issue regulations and guidance to implement a program to create a consistent regulatory framework around production of hemp throughout the United States. On October 31, 2019, the USDA, Agricultural Marketing Services, issued an interim final rule (with request for comments). The rule outlines provisions for the USDA to approve plans submitted by states and Indian tribes. The U.S. Domestic Hemp Production Program establishes federal regulatory oversight of the production of hemp in the U.S. The program authorizes the USDA to approve plans submitted by states and Indian tribes for the domestic production of hemp and establishes a federal plan for producers in states or territories that choose not to administer a state or tribe specific plan, provided the state or tribe does not ban hemp production.

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

Whereas, in consideration for the Development Agreement, C2M was issued 8,385,691 shares of our Common Stock on January 8, 2019. Additionally, the Company granted immediately vested 10-year options to purchase 750,000 shares of Common Stock to founders of C2M and our Interim Chief Executive Officer, Emiliano Aloi, with exercise price of $0.32 per share. As a result, C2M was our largest shareholder holding (inclusive of the vested options held by its founders) approximately 51% of our outstanding Common Stock on the date of the Development Agreement. C2M will provide personnel necessary for our growth. Utilizing C2M employees and facilities, the Company has been able to rapidly access resources and opportunities in the hemp-derived CBD industry. Emiliano Aloi became a member of our Advisory Board in January 2019 and was appointed President of the Company on March 11, 2019. On August 13, 2019, the Company appointed Mr. Aloi as Interim Chief Executive Officer and on June 24, 2020, the Company appointed Mr. Aloi as a new member of the Board of Directors of the Company.

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

The Company, Green Goddess Extracts and the founder have each asserted various claims against the other for breach of contract although no proceedings have been commenced.  Currently, the Company has suspended efforts to market and sell CBD products under the Green Goddess brand and Green Goddess has suspended delivery of the Company’s inventory due to the disputes which involve, among other things, the amounts that were due and owing Green Goddess from C2M for orders placed prior to the asset purchase, the nature and going concern value of the assets purchased by the Company and representations concerning the operation of the business and performance by the founder under the employment agreement.  There can be no assurance the parties will resolve their differences or that the prior agreements will not be terminated. The product with a cost of $837,153 currently held in inventory has been written down to a value of $0 due to the age and questionable salability of the product during fiscal 2019.

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

At this time, we are delinquent in our payments under the initial convertible note, with the May 1, 2020 and April 1, 2020 payments currently in arrears. We intend to make these payments and the upcoming monthly payments with receipts from product sales and/or the proceeds of additional equity funding. On May 20, 2020, we entered into a Forbearance Agreement with the investor (the “Holder”) regarding the initial convertible note. Under the Forbearance Agreement, the investor has agreed to forebear from exercising any default-related rights and remedies subject to the following conditions and material terms:

●
We paid the Holder $60,000 in cash before July 1, 2020. Additional monthly payments required under the Amortization Schedule for the note shall continue to be due on or before the first day of each calendar month thereafter, commencing with the $110,000 payment originally due April 1, 2020 now due on or before August 1, 2020, and the subsequent monthly payments listed on the Amortization Schedule to be paid monthly in the sequence listed. Interest shall continue to accrue on the principal balance of the Note at the rate(s) stated therein, with all additional accrued interest resulting from this extension of payment deadlines to be paid as part of the last monthly payment. We paid the $100,000 on August 1, 2020.
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

Hemptown USA Agreement

On February 4, 2020, we entered into a Supply and Distribution Agreement with HTO Holdings Inc (dba “Hemptown, USA”), enabling the Company to purchase and sell Hemptown’s Cannabigerol (CBG) and Cannabidiol (CBD) products, including top flower, biomass and extracts (crude, isolates, distillates, and water soluble). Ceed2Med, LLC, the Company’s largest shareholder, is also a significant investor in Hemptown USA and is party to a distribution agreement with the Company. The Interim Chief Executive Officer will work to develop plans to coordinate the Company’s efforts to introduce CBG and to expand its efforts to sell CBD products. On March 28, 2020, we amended the Supply and Distribution Agreement Pursuant to the amendment, we agreed to also (i) aid Hemptown’s management with product compliance requirements, (ii) participate in discussions related to Hemptown’s 2020 farming, harvesting and processing plans as well as joint supply scenarios, (iii) interact with Hemptown’s ingredient and manufacturing divisions to facilitate development of documents for selected SKUs to service the white label market, and (iv) aid Hemptown’s CEO in overseeing the entire supply chain to establish best practices in quality and compliance and lower costs. In addition, Hemptown agrees to pay the Company $3,500 a month in consulting fees. On July 21, 2020, Hemptown discontinued the consulting arrangement entered into under the March 28, 2020 amendment.

Expected Changes In Number of Employees, Plant, and Equipment

We do not currently plan to purchase specific additional physical plant and significant equipment within the immediate future.

Results of Operations

Three and Six months ended June 30, 2020 and 2019:

Net Revenues The Company is principally engaged in the business production and selling of products made from industrial hemp. During the six months ended June 30, 2020, we generated total revenues of $1,367,240 from the sale of CBD products and hemp flowers, including revenues of $315,800 from a related party, C2M, who is a majority stockholder of the Company, for the six months ended June 30, 2020 as compared to revenues of $155,663, including revenues from a related party of $40,519 from C2M during the six months ended June 30, 2019.

During the three months ended June 30, 2020, we generated total revenues of $531,240 from the sale of CBD products and hemp flowers, as compared to revenues of $139,683, including revenues from a related party of $40,519 from C2M during the three months ended June 30, 2019.

The increase in revenues during the three and six months ended June 30, 2020 was primarily related to a new customer who represented approximately 28% and 60%, respectively, of the Company’s net sales.

Cost of Sales The primary components of cost of sales include the cost of the CBD product and hemp crops. For the six months ended June 30, 2020, the Company’s cost of sales amounted to $2,022,526 which primarily represents cost of CBD products and hemp flowers sold including cost of hemp flowers sold to C2M for a total of $417,783 and inventory write-off of hemp flowers of $660,000 due to damages from mold as compared to cost of sales of $115,787 during the six months ended June 30, 2019.

For the three months ended June 30, 2020, the Company’s cost of sales amounted to $622,270 which primarily represents cost of CBD products and hemp flowers sold including cost of hemp flowers sold to C2M for a total of $60,000 as compared to cost of sales of $103,187 during the six months ended June 30, 2019.

The increase in cost of sales during the three and six months ended June 30, 2020 was primarily due to an increase in Company’s net sales and inventory write-off of hemp flowers due to damages from mold.

Operating Expenses

For the six months ended June 30, 2020, we incurred $3,513,961 in operating expenses as compared to $3,740,781 for the six months ended June 30, 2019, a decrease of $226,820 or 6%. For the three months ended June 30, 2020, we incurred $1,444,613 in operating expenses as compared to $1,141,547 for the three months ended June 30, 2019, an increase of $303,066 or 27%. The increase in operating expenses consisted of the following:

General and administrative expenses increased by $546,605, or 43%, from $1,274,288 for the six months ended June 30, 2019 to $1,820,893 for the six months ended June 30, 2020, primarily due to an increase in amortization of intangible asset and depreciation expenses of approximately $233,000, increase in impairment expense of approximately $58,000, increase lease expense and rent expense of approximately $51,000, increase in compensation including employee benefits of approximately $242,000 and decrease in other general administrative expenses of approximately $37,000 primarily due to travel expenses, recruiting expenses and office expenses.

An increase in general and administrative expenses by $138,227, or 22%, from $622,079 for the three months ended June 30, 2019 to $760,306 for the three months ended June 30, 2020, primarily due to an increase in amortization of intangible asset and depreciation expenses of approximately $13,000, increase in impairment expense of approximately $58,000, increase lease expense and rent expense of approximately $1,000, and increase in compensation including employee benefits of approximately $98,000 and decrease in other general administrative expenses of approximately $32,000 primarily due to travel expenses, recruitment expenses, and office expenses.

Selling and marketing expenses increased by $184,520, or 81%, from $228,480 for the six months ended June 30, 2019 to $413,000 for the six months ended June 30, 2020, primarily due to increase in marketing and advertising expenses related to salaries of our sales and marketing staffs. A decrease of $44,492 or 25% from $176,602 for the three months ended June 30, 2019 to $132,110 for the three months ended June 30, 2020, primarily due to decrease in promotions, samples and product awareness.

Professional and consulting fees decreased by $930,970, or 42%, from $2,211,038 for the six months ended June 30, 2019 to $1,280,068 for the six months ended June 30, 2020, primarily due to decreased stock-based consulting fees related with the grant of stock options and warrants and issuance of stocks to consultants. An increase of $221,306, or 67%, from $330,891 for the three months ended June 30, 2019 to $552,197 for the three months ended June 30, 2020, primarily due to increased stock-based consulting fees related to restricted common stock grants to our new members of the board.

Research and development decreased by $26,975 or 100%, from $26,975 for the six months ended June 30, 2019 to $0 for the six months ended June 30, 2020, and decreased of $11,975 or 100%, from $11,975 for the three months ended June 30, 2019 to $0 for the three months ended June 30, 2020 as the Company delayed projects until additional funds are raised.

Other Expenses, net

Derivative (loss) gain decreased by $1,811,197 or 125%, from $(1,454,729) for the six months ended June 30, 2019 to $356,468 for the six months ended June 30, 2020, and increase in derivative gain of $249,982 or 100% from $0 for the three months ended June 30, 2019 to $249,982 for the three months ended June 30, 2020 primarily due to the adjustments to fair value and reflects the decrease of our stock price at quarter end.

Gain on extinguishment of debt increased by $39,142, or approximately 100%, from $0 for the three and six months ended June 30, 2019 to $39,142 for the three and six months ended June 30, 2020 primarily due to the conversion of notes and interest into common stock during the second quarter of 2020. We did not have comparable gains or losses during the three and six months ended June 30, 2020.

(Loss) Gain on stock settlement of debt increased by $3,030,629, or approximately 101%, from $3,007,629 for the six months ended June 30, 2019 to ($23,000) for the six months ended June 30, 2020 due to the conversion of notes and interest into common and preferred shares during the six months ended June 30, 2019. An increase in loss on settlement of debt of $16,500 or 100% from $0 for the three months ended June 30, 2019 to $16,500 for the three months ended June 30, 2020.

Interest expense increased by $339,709, or 92%, from $369,432 for the six months ended June 30, 2019 to $709,141 for the six months ended June 30, 2020. An increase in interest expense of $418,156, or 16,600%, from $2,519 for the three months ended June 30, 2019 to $420,675 for the three months ended June 30, 2020. The increase in interest expense is primarily due to increase in amortization of debt discount and debt issuance cost related to our convertible note payable issued in November 2019.

Net Loss

As a result of the foregoing, we generated a net loss of $4,505,778 for the six months ended June 30, 2020 as compared to a net loss of $2,517,437 for the six months ended June 30, 2019 and a net loss of $1,683,694 for the three months ended June 30, 2020 as compared to a net loss of $1,107,570 for the three months ended June 30, 2019, as a result of the items discussion above.

As a result of the foregoing, we generated a net loss available to stockholders of $4,195,335 or $(0.09) per common share – basic and diluted, for the six months ended June 30, 2020 as compared to a net loss of $3,233,939 or $(0.12) per common share – basic and diluted, for the six months ended June 30, 2019 and a net loss available to stockholders of $1,529,070 or $(0.03) per common share – basic and diluted, for the three months ended June 30, 2020 as compared to a net loss of $955,226 or $(0.03) per common share – basic and diluted, for the three months ended June 30, 2019, as a result of the discussion above.

Liquidity and Capital Resources

These unaudited condensed consolidated financial statements are presented on the basis that the Company will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business. No adjustment has been made to the carrying amount and classification of the Company’s assets and the carrying amount of its liabilities based on the going concern uncertainty. Since our inception in 2008, we have generated losses from operations. As of June 30, 2020, our accumulated deficit was $25,119,016.  As of June 30, 2020, we had $298,754 in cash and working capital deficit of $3,363,901. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Accordingly, we will need to obtain further funding through public or private equity offerings, debt financing, collaboration arrangements or other sources. The issuance of any additional shares of Common Stock, preferred stock or convertible securities could be substantially dilutive to our shareholders. In addition, adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital, we will be forced to delay, reduce or eliminate our research and development programs and may not be able to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company has various principal outstanding balances for a total of $746,333 from convertible notes as of June 30, 2020. The convertible notes bear interest at a rate ranging from 5% to 8% per annum and will mature from November 26, 2020 and February 1, 2023. Additionally, the Company has various principal outstanding balances for a total of $413,527 of notes payable from related and unrelated parties as of June 30, 2020. The notes bear interest at a rate ranging from 1% to18% per annum and maturity dates from December 2019 to May 2050.

Net cash used in operating activities for the six months ended June 30, 2020 was $400,080, due to our net loss of $4,505,778, in addition to non-cash charges related to convertible loan notes derivative gain of $356,468, gain on extinguishment of debt of $39,142, offset by amortization of debt discounts and debt issuance cost of $579,115 amortization of intangible assets of $490,417, amortization of prepaid stock-based expenses of $378,138, depreciation expense of $53,787, inventory reserve of $660,000, impairment expense of $57,871, bad debt expense of $51,470, non-cash interest of $90,000, loss on settlement of debt of $23,000 and stock-based compensation of $1,023,303. Net changes in operating assets and liabilities totaled $1,094,207, which is primarily attributable to an increase in total accounts receivable of $38,640, an increase in accounts receivable-related party of $88,800, an increase in accounts payable of $561,432, an increase in accrued expenses of $351,138, decrease in prepaid expense and other current assets of $127,570, decrease in deposit of $40,000, and a decrease in unearned revenues of $215,000.

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

No cash was used in investing activity for the six months ended June 30, 2020. Net cash used in investing activity for the six months ended June 30, 2019 was $1,385,382. We paid cash for the purchase of membership interest in subsidiary for $1,000,000 pursuant to a Purchase Agreement and purchase of equipment for $385,382.

Net cash provided by financing activities for the six months ended June 30, 2020 was $680,429, due to proceeds from sale of our Common Stock of $350,000, related party advances of $97,000, and net proceeds from the issuance of notes payable and convertible notes $355,929, offset by total note repayments of $110,000 and repayments on related party advances of $12,500.

Net cash provided by financing activities for the six months ended June 30, 2019 was $5,532,395, due to proceeds from sale of our Common Stock of $5,478,838, net proceeds the issuance of notes payable and convertible notes $221,129, advance from related party of $30,000 offset by note repayments of $197,572.

The Company had principal outstanding balance of $100,000 from convertible notes and such principal balance has been reclass to current portion as of June 30, 2020. The convertible notes bear interest at a rate of 5% per annum and will mature on February 1, 2023. If a qualified financing from which at least $5 million of gross proceeds occurs prior to the maturity date, then the outstanding principal balance of the notes, together with all accrued and unpaid interest thereon, shall be automatically converted into common stock at $0.40 per Share. We believe this threshold has been met, and conversion of the note is pending.

In addition, the Company had a principal balance of $646,333 under senior secured convertible promissory notes issued to an institutional investor under the Securities Purchase Agreement dated November 27, 2019. These notes bear interest at a rate of 8% and mature one year after their issuance. These notes are issued at 10% original issue discount and include 1/3 warrant coverage as additional consideration to the lender. All warrants are exercisable at $0.756 per share. The notes are convertible at a price of $0.50 per share. Additional debt financing on the same terms is available under the Securities Purchase Agreement, with: (1) an additional purchase of $277,778 in notes and associated warrants expected to occur on the third business day after the date of the filing of a registration statement on Form S-1 for the shares issuable upon conversion of the notes as required under a Registration Rights Agreement; and (2) an additional purchase of $833,333 in notes and associated warrants upon effectiveness of the registration statement. At this time, we are delinquent in our payments under the initial convertible note, with the May 1, 2020 and April 1, 2020 payments currently in arrears. We intend to make these payments and the upcoming monthly payments with receipts from product sales and/or the proceeds of additional equity funding.

We recently received a Secured Disaster Loan in the amount of $99,100 from the U.S. Small Business Administration. The loan carries interest at a rate of 3.75% per year, requires monthly payments of principal and interest, and matures in thirty (30) years. Installment payments, including principal and interest, of $483 monthly, will begin Twelve (12) months from the date of the promissory Note. In addition, we recently received federal funding in the amount of $236,410 through the Paycheck Protection Program (the “PPP”). PPP funds have certain restrictions on use of the funding proceeds, and generally must be repaid within five (5) years at 1% interest. The PPP loan may, under circumstances, be forgiven.

Off Balance Sheet Arrangements

As of June 30, 2020, we had no material off-balance sheet arrangements.

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

Potential Impacts of the COVID-19 Pandemic on Our Business and Operations

In March 2020, the outbreak of COVID-19 (coronavirus) caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization, and the outbreak has become increasingly widespread in the United States, including in each of the areas in which we operate. The COVID-19 (coronavirus) outbreak has had a notable impact on general economic conditions, including but not limited to the temporary closures of many businesses, “shelter in place” and other governmental regulations, reduced business and consumer spending due to both job losses and reduced investing activity, among many other effects attributable to the COVID-19 (coronavirus), and there continue to be many unknowns. While to date we have not been required to stop operating, management is evaluating its use of its office space, virtual meetings and the like. We continue to monitor the impact of the COVID-19 (coronavirus) outbreak closely. The extent to which the COVID-19 (coronavirus) outbreak will impact our operations, ability to obtain financing or future financial results is uncertain. As discussed above, a need for additional warehouse space and disruptions caused by the Covid-19 pandemic have delayed the progress of our distributor relationship with with Canntab Therapeutics USA (Florida), Inc. and we have not distributed Canntab products to date.

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

Our CEO and CFO believe that as of June 30, 2020, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The conclusion was due to the presence of the following material weaknesses in disclosure controls and procedures due to our small size and limited resources: (i) inadequate segregation of duties and effective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both U.S. GAAP and SEC Guidelines; (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; and (iv) no written whistleblower policy.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2020 that have materially affected, or is reasonably likely to materially affect, our internal over financial reporting.

Restatement Relating to lease with Skybar Holding, LLC

The Company failed to timely discover an error in the accounting of the lease. During the second quarter of fiscal 2020, the Company has determined that the commercial lease with Skybar Holding, LLC is not in compliance with current laws or regulations in the City of Delray Beach and does not represent an enforceable contract and was void from the moment of execution. Therefore, the accounting treatment for the recognition of the operating lease right-of -use asset and operating lease liabilities upon adoption of ASC 842 related to this commercial lease was incorrect. As a result of a detailed review of this commercial lease, the Company has made an assessment in the second quarter of fiscal 2020 that the lease is unenforceable and should not have been accounted for under ASC 842. Additionally, the Company reversed previously recorded accrued expenses related to this commercial lease agreement. Please see Note 14 to our financial statements for additional information.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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

On February 26, 2020 a complaint was filed against the Company in the Circuit Court, Palm Beach County, Florida on behalf of two former employees of the Company.  The case is entitled Ryan Borcherds and Miriam Martinez vs. Exactus, Inc. (Case No. 103978709). These former employees were hired in January 2020.  The complaint alleges the Company failed to pay wages and compensation to 2 employees under the Fair Labor Standards Act, breach of contract and violation of various Florida statutes, including allegations on behalf of other similarly situated persons.  On May 8, 2020, an amended complaint was filed against the Company in the Circuit Court, Palm Beach County, Florida on behalf of six former employees, with one additional employee added to the suit in June 2020. The amended case is entitled Ryan Bocherds, Marc Reiss, Jeannine Boffa, Benjamin Blair, Miriam Martinez and Michael Amoroso vs. Exactus, Inc, (Case No. 50-2020-CA-002274-MB). The other four former employees were hired between April 2019 and December 2019. As of June 30, 2020 and December 31, 2019, the Company has recorded total accrued salaries of $90,974 and $26,494 related to these former employees. The complaint seeks approximately $106,000 in unpaid wages plus special damages, liquidated damages, interest and attorney’s fees. The Company has retained legal representation and intends to vigorously contest the matter.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS.

Subsequent to the reporting period, on July 17, 2020, the Company issued 708,148 shares of its common stock at a contractual conversion price of approximately $0.09, as a result of the conversion of principal of $47,000 and interest of $3,760 of the convertible note. The original issuance of the convertible note, and the issuance of the conversion shares, were exempt from registration under Rule 506 of Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in Extensible Business Reporting Language (XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Exactus, Inc.

August 19, 2020	/s/ Emiliano Aloi
Emiliano Aloi
Interim Chief Executive Officer and and Principal Executive Officer

/s/ Kenneth E. Puzder
Kenneth E. Puzder
Chief Financial Officer and Principal Accounting Officer