Form 10-Q
period 2020-09-30
Exactus, Inc.
filed 2020-11-18
CIK 1552189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

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
Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 53,213,244 shares of common stock, par value $0.0001 per share, outstanding as of November 17, 2020.

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements included in this Form 10-Q are as follows:

Condensed Consolidated Balance Sheets as September 30, 2020 (unaudited) and December 31, 2019;
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019 (unaudited);
Condensed Consolidated Statements of Changes in Stockholders' (Deficit) Equity for the three and nine months ended September 30, 2020 and 2019 (unaudited);
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 (unaudited);
Notes to Unaudited Condensed Consolidated Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2020 are not necessarily indicative of the results that can be expected for the full year.

Exactus, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
	September 30,	December 31,
	2020	2019
	(Unaudited)	(As Restated - see Note 14)
ASSETS
Current Assets:
Cash and cash equivalents	$59,053	$18,405
Accounts receivable, net	112,312	55,725
Accounts receivable - related party	107,660	18,860
Inventory, net	102,564	1,337,809
Prepaid expenses and other current assets - current	58,453	248,776
Prepaid expenses and other current assets - related party – current	622,159	622,160
Due from related parties	-	127,500
Total current assets	1,062,201	2,429,235

Other Assets:
Deposits	-	80,000
Prepaid expenses and other current assets - long-term	3,288	-
Prepaid expenses and other current assets - related party - long-term	2,018,182	2,492,045
Property and equipment, net	23,249	477,433
Intangible assets, net	-	2,147,311
Operating lease right-of-use assets, net	-	390,810
Total other assets	2,044,719	5,587,599

TOTAL ASSETS	$3,106,920	$8,016,834

LIABILITIES AND (DEFICIT) EQUITY

Current Liabilities:
Accounts payable	$1,822,119	$1,442,409
Accounts payable - related parties	437,011	454,511
Accrued expenses	596,720	238,010
Unearned revenues	141,000	-
Unearned revenues - related party	-	215,000
Notes payable - current portion	130,344	-
Note payable - related parties	78,017	55,556
Subscription payable	250,000	250,000
Convertible notes, net of discounts	608,429	85,906
Derivative liability	353,160	880,410
Interest payable	34,425	16,677
Due to related party	77,916	-
Operating lease liabilities, current portion	183,041	169,869
Total current liabilities	4,712,182	3,808,348

Long Term Liabilities:
Convertible notes payable	-	100,000
Notes payable - long-term portion	205,166	-
Operating lease liabilities, long-term portion	86,074	220,942
Total long term liabilities	291,240	320,942

TOTAL LIABILITIES	5,003,422	4,129,290

Commitment and contingencies (see Note 11)

(Deficit) Equity:
Exactus, Inc. Stockholders' Equity
Preferred stock: 50,000,000 shares authorized; $0.0001 par value, 5,266,466 undesignated shares
Preferred stock Series A: 1,000,000 shares designated; $0.0001 par value,
323,019 and 353,109 shares issued and outstanding, respectively	32	35
Preferred stock Series B-1: 32,000,000 shares designated; $0.0001 par value,
1,650,000 shares issued and outstanding	165	165
Preferred stock Series B-2: 10,000,000 shares designated; $0.0001 par value,
7,516,000 shares issued and outstanding	752	752
Preferred stock Series C: 1,733,334 shares designated; $0.0001 par value,
none shares issued and outstanding	-	-
Preferred stock Series D: 200 shares designated; $0.0001 par value,
18 shares issued and outstanding	-	-
Preferred stock Series E: 10,000 shares designated; $0.0001 par value,
10,000 shares issued and outstanding	1	1
Common stock: 650,000,000 shares authorized; $0.0001 par value,
53,213,244 and 43,819,325 shares issued and outstanding, respectively	5,321	4,382
Common stock to be issued (100,000 and 664,580 shares to be issued, respectively)	10	66
Additional paid-in capital	27,249,352	25,343,293
Due from related parties	(128,489)	-
Accumulated deficit	(27,005,407)	(20,923,681)
Total Exactus Inc. Stockholders' Equity	121,737	4,425,013

Non-controlling interest in subsidiary	(2,018,239)	(537,469)

Total Stockholders' (Deficit) Equity	(1,896,502)	3,887,544

TOTAL LIABILITIES AND (DEFICIT) EQUITY	$3,106,920	$8,016,834

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Exactus, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
		(As Restated - see Note 14)		(As Restated - see Note 14)
Net revenues	$678,050	$48,013	$1,729,490	$163,157
Net revenues - related party	-	12,140	315,800	52,659

Total net revenues	678,050	60,153	2,045,290	215,816

Cost of sales	563,521	-	2,168,264	-
Cost of sales - related party	-	100,418	417,783	216,205

Total cost of sales	563,521	100,418	2,586,047	216,205

Gross profit (loss)	114,529	(40,265)	(540,757)	(389)

Operating Expenses:
General and administration	548,804	889,214	2,311,826	2,096,752
Impairment expense	2,036,012	-	2,093,883	-
Selling and marketing expense	92,124	377,116	505,124	605,596
Professional and consulting	331,486	704,068	1,611,554	2,981,856
Research and development	-	10,000	-	36,975

Total Operating Expenses	3,008,426	1,980,398	6,522,387	5,721,179

Loss from Operations	(2,893,897)	(2,020,663)	(7,063,144)	(5,721,568)

Other Income (expenses):
Derivative gain (loss)	41,068	-	397,536	(1,454,729)
Gain on extinguishment of debt, net	35,174	-	74,316	-
(Loss) gain on settlement of debt, net	-	(3,000)	(23,000)	3,004,629
Interest expense	(239,063)	(2,105)	(948,204)	(371,537)

Total Other Income (Expenses), net	(162,821)	(5,105)	(499,352)	1,178,363

Loss Before Provision for Income Taxes	(3,056,718)	(2,025,768)	(7,562,496)	(4,543,205)
Provision for income taxes	-	-	-	-

Net Loss	(3,056,718)	(2,025,768)	(7,562,496)	(4,543,205)

Net Loss attributable to non-controlling interest	1,170,327	173,680	1,480,770	361,628

Net Loss Attributable to Exactus, Inc.	(1,886,391)	(1,852,088)	(6,081,726)	(4,181,577)

Deemed dividend on Preferred Stock	-	-	-	(904,450)

Net Loss available to Exactus, Inc. common stockholders	$(1,886,391)	$(1,852,088)	$(6,081,726)	$(5,086,027)

Net Loss per Common Share - Basic and Diluted	$(0.06)	$(0.05)	$(0.16)	$(0.15)
Net Loss attributable to non-controlling interest per Common Share - Basic and Diluted	$(0.02)	$(0.00)	$(0.03)	$(0.01)
Net Loss available to Exactus, Inc. common stockholders per Common Share - Basic and Diluted	$(0.04)	$(0.05)	$(0.13)	$(0.16)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	52,315,537	38,951,338	48,616,993	31,173,513

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Exactus, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' (Deficit) Equity
For the Three and Nine Months Ended September 30, 2020 and 2019
(Unaudited)

	Preferred Stock- Series A		Preferred Stock- Series B-1		Preferred Stock- Series B-2		Preferred Stock- Series C		Preferred Stock- Series D		Preferred Stock- Series E		Common Stock		Common Stock - Unissued		Additional Paid in	Due from Related	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Parties	Deficit	Interest	Total
																			(As Restated - see Note 14)		(As Restated - see Note 14)
Balance, December 31, 2019	353,109	$35	1,650,000	$165	7,516,000	$752	-	$-	18	$-	10,000	$1	43,819,325	$4,382	664,580	$66	$25,343,293	$-	$(20,923,681)	$(537,469)	$3,887,544

Common stock issued for private placement	-	-	-	-	-	-	-	-	-	-	-	-	500,000	50	-	-	99,950	-	-	-	100,000
Common stock issued for unissued common stock	-	-	-	-	-	-	-	-	-	-	-	-	287,500	29	(287,500)	(29)	-	-	-	-	-
Conversion of Series A Preferred Stock to Common Stock	(30,090)	(3)	-	-	-	-	-	-	-	-	-	-	150,450	15	-	-	(12)	-	-	-	-
Common stock issued for services	-	-	-	-	-	-	-	-	-	-	-	-	765,000	77	-	-	378,446	-	-	-	378,523
Stock-based compensation in connection with restricted common stock award grants	-	-	-	-	-	-	-	-	-	-	-	-	209,727	21	(68,750)	(7)	117,889	-	-	-	117,903
Stock options granted for services	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	140,866	-	-	-	140,866
Net Loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-		-	(2,666,265)	(155,819)	(2,822,084)
Balance, March 31, 2020	323,019	32	1,650,000	165	7,516,000	752	-	-	18	-	10,000	1	45,732,002	4,574	308,330	30	26,080,432	-	(23,589,946)	(693,288)	1,802,752

Common stock issued for private placement	-	-	-	-	-	-	-	-	-	-	-	-	2,500,000	250	-	-	249,750	-	-	-	250,000
Common stock issued upon convesion of convertible debt and accrued interest	-	-	-	-	-	-	-	-	-	-	-	-	811,588	81	-	-	99,492	-	-	-	99,573
Common stock issued in connection with forbearance agreement	-	-	-	-	-	-	-	-	-	-	-	-	500,000	50	-	-	89,950	-	-	-	90,000
Stock-based compensation in connection with restricted common stock award grants	-	-	-	-	-	-	-	-	-	-	-	-	723,366	72	(20,830)	(2)	279,263	-	-	-	279,333
Stock options granted for services	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	106,678	-	-	-	106,678
Due from related parties reclassified to equity	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(127,500)	-	-	(127,500)
Net Loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,529,070)	(154,624)	(1,683,694)
Balance, June 30, 2020	323,019	32	1,650,000	165	7,516,000	752	-	-	18	-	10,000	1	50,266,956	5,027	287,500	28	26,905,565	(127,500)	(25,119,016)	(847,912)	817,142

Common stock issued for private placement in fiscal 2019	-	-	-	-	-	-	-	-	-	-	-	-	12,084	1	-	-	(1)	-	-	-	-
Common stock issued upon convesion of convertible debt and accrued interest	-	-	-	-	-	-	-	-	-	-	-	-	1,586,349	159	-	-	140,346	-	-	-	140,505
Common stock issued for services and accounts payable	-	-	-	-	-	-	-	-	-	-	-	-	750,000	75	-	-	70,500	-	-	-	70,575
Common stock issued for unissued common stock	-	-	-	-	-	-	-	-	-	-	-	-	187,500	18	(187,500)	(18)	-	-	-	-	-
Common stock issued for exercise of stock options	-	-	-	-	-	-	-	-	-	-	-	-	20,000	2	-	-	5,998	-	-	-	6,000
Stock-based compensation in connection with restricted common stock award grants	-	-	-	-	-	-	-	-	-	-	-	-	390,355	39	-	-	97,752	-	-	-	97,791
Stock options granted for services	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	29,192	-	-	-	29,192
Due from related parties reclassified to equity	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(989)	-	-	(989)
Net Loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,886,391)	(1,170,327)	(3,056,718)
Balance, September 30, 2020	323,019	$32	1,650,000	$165	7,516,000	$752	-	$-	18	$-	10,000	$1	53,213,244	$5,321	100,000	$10	$27,249,352	$(128,489)	$(27,005,407)	$(2,018,239)	$(1,896,502)

	Preferred Stock- Series A		Preferred Stock- Series B-1		Preferred Stock- Series B-2		Preferred Stock- Series C		Preferred Stock- Series D		Preferred Stock- Series E		Common Stock		Common Stock - Unissued		Paid in	Due from Related	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Parties	Deficit	Interest	Total
																			(As Restated - see Note 14)		(As Restated - see Note 14)
Balance, December 31, 2018	-	$-	2,800,000	$280	8,684,000	$868	1,733,334	$173	45	$1	-	$-	6,233,524	$623	-	$-	$7,111,445	$-	$(10,537,892)	$-	$(3,424,502)
Preferred stock issued upon convesion of
convertible debt	849,360	84	-	-	-	-	-	-	-	-	-	-	-	-	-	-	849,276	-	-	-	849,360
Preferred stock issued for private placement	55,090	6	-	-	-	-	-	-	-	-	-	-	-	-	-	-	55,084	-	-	-	55,090
Common stock issued for private placement	-	-	-	-	-	-	-	-	-	-	-	-	15,382,090	1,538	-	-	3,308,115	-	-	-	3,309,653
Common Stock issued for Master Supply	-	-	-	-	-	-	-	-	-	-	-	-	8,385,691	839	-	-	(839)	-	-	-	-
Common stock issued for debt settlement	-	-	-	-	-	-	-	-	-	-	-	-	203,080	20	-	-	40,596	-	-	-	40,616
Common stock issued for purchase of membership interest in subsidiary	-	-	-	-	-	-	-	-	-	-	-	-	937,500	94	-	-	989,906	-	-	-	990,000
Conversion of Series A Preferred Stock to Common Stock	(296,441)	(30)	-	-	-	-	-	-	-	-	-	-	1,482,205	148	-	-	(118)	-	-	-	-
Conversion of Series B-1 Preferred Stock to Common Stock	-	-	(400,000)	(40)	-	-	-	-	-	-	-	-	50,000	5	-	-	35	-	-	-	-
Conversion of Series B-2 Preferred Stock to Common Stock	-	-	-	-	(1,000,000)	(100)	-	-	-	-	-	-	125,000	13	-	-	87	-	-	-	-
Conversion of Series D Prefered Stock to Common Stock	-	-	-	-	-	-	-	-	(4)	(1)	-	-	100,000	10	-	-	(9)	-	-	-	-
Common stock issued upon convesion of
convertible debt	-	-	-	-	-	-	-	-	-	-	-	-	250,000	25	-	-	195,975	-	-	-	196,000
Stock warrants granted for services	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,114,062	-	-	-	1,114,062
Stock options granted for services	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	891,799	-	-	-	891,799
Deemed dividend on Preferred Stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	904,450	-	(904,450)	-	-
Net Loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-		-	(1,374,263)	(35,604)	(1,409,867)
Balance, March 31, 2019	608,009	60	2,400,000	240	7,684,000	768	1,733,334	173	41	-	-	-	33,149,090	3,315	-	-	15,459,864	-	(12,816,605)	(35,604)	2,612,211

Common stock issued and unissued for private placement	-	-	-	-	-	-	-	-	-	-	-	-	1,282,175	128	2,606,958	261	2,168,796	-	-	-	2,169,185
Common stock unissued for services	-	-	-	-	-	-	-	-	-	-	-	-	-	-	20,000	2	19,498	-	-	-	19,500
Common stock unissued for purchase of membership interest in subsidiary	-	-	-	-	-	-	-	-	-	-	-	-	-	-	503,298	50	449,950	-	-	-	450,000
Stock options granted for services	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	58,279	-	-	-	58,279
Net Loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-		-	(955,226)	(152,344)	(1,107,570)
Balance, June 30, 2019	608,009	60	2,400,000	240	7,684,000	768	1,733,334	173	41	-	-	-	34,431,265	3,443	3,130,256	313	18,156,387	-	(13,771,831)	(187,948)	4,201,605
Common stock and preferred stock cancelled per Surrender and Release Agreement				-	-	-	(1,733,334)	(173)	-	-	-	-	(180,000)	(18)	-	-	191	-	-	-	-
Preferred stock issued pursuant to Management and Services Agreement	-	-	-	-	-	-	-	-	-	-	10,000	1	-	-	-	-	3,374,999	-	-	-	3,375,000
Conversion of Series A Prefered Stock to Common Stock	(25,000)	(2)	-	-	-	-	-	-	-	-	-	-	-	-	125,000	13	(11)	-	-	-	-
Conversion of Series B-1 Prefered Stock to Common Stock	-	-	(600,000)	(60)	-	-	-	-	-	-	-	-	75,000	7	-	-	53	-	-	-	-
Conversion of Series D Prefered Stock to Common Stock	-	-	-	-	-	-	-	-	(12)	-	-	-	300,000	30	-	-	(30)	-	-	-	-
Common stock issued and unissued for private placement	-	-	-	-	-	-	-	-	-	-	-	-	2,237,868	224	271,249	27	1,532,957	-	-	-	1,533,208
Common stock issued for prepaid services	-	-	-	-	-	-	-	-	-	-	-	-	50,000	5	-	-	30,495	-	-	-	30,500
Common stock unissued for services	-	-	-	-	-	-	-	-	-	-	-	-	-	-	80,000	8	57,248	-	-	-	57,256
Common stock unissued for pursuant to Asset Purchase Agreement	-	-	-	-	-	-	-	-	-	-	-	-	-	-	100,000	10	86,865	-	-	-	86,875
Stock options granted for services	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	218,279	-	-	-	218,279
Common stock issued for unissued common stock	-	-	-	-	-	-	-	-	-	-	-	-	3,110,256	311	(3,110,256)	(311)	-	-	-	-	-
Net Loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-		-	(1,852,088)	(173,680)	(2,025,768)
Balance, September 30, 2019	583,009	$58	1,800,000	$180	7,684,000	$768	-	$-	29	$-	10,000	$1	40,024,389	$4,002	596,249	$60	$23,457,433	$-	$(15,623,919)	$(361,628)	$7,476,955

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Exactus, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2020	2019
	(Unaudited)	(Unaudited)
		(As Restated - see Note 14)
Cash Flows From Operating Activities:
Net loss	$(7,562,496)	$(4,543,205)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	82,143	36,720
Derivative (gain) loss	(397,537)	1,454,729
Gain on extinguishment of debt, net	(74,315)	-
Stock-based compensation	1,209,371	2,376,050
Bad debt expense	52,845	9,407
Impairment expense	2,093,883	-
Inventory reserve	690,000	-
Amortization of prepaid stock-based expenses	541,257	110,416
Amortization of discount and debt issuance costs for convertible notes	780,751	339,806
Amortization of intangible assets	734,584	558,024
Amortization of operating lease right-of-use assets	121,695	-
Non-cash interest expense	90,000	-
Loss (gain) on settlement of debt	23,000	(3,004,629)
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	(109,432)	(85,033)
Accounts receivable - related party	(88,800)	(52,659)
Inventory	545,245	(2,298,919)
Advance to supplier - related party	-	-
Prepaid expenses and other current assets - current	122,930	(94,758)
Prepaid expenses and other current assets - long term	(3,288)	-
Deposit	40,000	(40,000)
Increase (decrease) in operating liabilities:
Accounts payable	368,199	208,453
Accounts payable - related party	(17,500)	8,342
Accrued expenses	358,710	4,818
Unearned revenues	141,000	-
Unearned revenues - related party	(215,000)	-
Settlement payable	-	(20,000)
Interest payable	31,428	4,764
Operating lease liabilities	(121,695)	-
Net Cash Used In Operating Activities	(563,022)	(5,027,674)

Cash Flows From Investing Activities:
Purchase of membership interest in subsidiary	-	(1,467,500)
Purchase of property and equipment	-	(586,203)
Net Cash Used in Investing Activities	-	(2,053,703)

Cash Flows From Financing Activities:
Advances from related party	97,000	231,035
Repayments on related party advances	(19,084)	(160,535)
Increase in due from related parties classified in equity	(989)	-
Proceeds from sale of common stock	350,000	7,012,046
Proceeds from exercise of stock options	6,000	-
Payments of principal on notes payable	-	(32,129)
Proceeds from issuance of notes payable	355,929	14,229
Payments of principal on convertible notes	(185,186)	(186,443)
Proceeds from issuance of convertible notes, net of issuance cost	-	206,900
Net Cash Provided By Financing Activities	603,670	7,085,103

Net increase in cash and cash equivalents	40,648	3,726

Cash and cash equivalents at beginning of year	18,405	1,960

Cash and cash equivalents at end of period	$59,053	$5,686

Supplemental Cash Flow Information:
Cash paid for interest and finance charges	$46,025	$26,977
Cash paid for taxes	$-	$-

Non-Cash investing and financing activities:
Proceeds from sale of Series A preferred stock paid directly to settle debts	$-	$55,090
Convertible notes and interest payable settled by Series A preferred stock issued	$-	$849,360
Accounts payable settled by common stock issued	$11,490	$-
Note payable, accrued expense and interest payable settled by common stock issued	$184,680	$40,616
Convertible notes settled by common stock issued	$-	$196,000
Common stock issued for purchase of membership interest in subsidiary	$-	$1,440,000
Common stock and preferred stock issued for prepaid services	$-	$3,405,500
Common stock issued pursuant to asset purchase agreement	$-	$70,000
Increase in intangible assets for subscription payable	$-	$1,866,029
Increase in inventory for subscription payable	$-	$33,971
Initial beneficial conversion feature and debt discount on convertible notes	$-	$206,910
Preferred deemed dividend	$-	$904,450
Operating lease right-of-use assets and operating lease liabilities
recorded upon adoption of ASC 842	$-	$506,506
Reduction of operating lease right-of-use asset and operating lease liabillities	$-	$143,680
Prepaid expenses directly paid by a related party	$-	$35,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

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

The Company identified the rapidly growing hemp-based CBD market as a valuable target for a new company focus. On January 8, 2019, the Company entered into the Master Product Development and Supply Agreement with C2M. In consideration for the Development Agreement (see Note 11), C2M was issued 8,385,691 shares of our Common Stock. Additionally, the Company granted immediately vested 10-year options to purchase 750,000 shares of Common Stock, with exercise price of $0.32 per share to three C2M founders. As a result, C2M became the Company’s largest shareholder holding (inclusive of the vested options held by its founders) approximately 51% of the Company’s outstanding Common Stock as of the date of the Development Agreement which has subsequently been reduced to approximately 13% as of September 30, 2020. Consequently, such transaction resulted in a change of control whereby, C2M obtained majority control through its Common Stock ownership (See Note 11). In connection with this agreement, the Company received access to expertise, resources, skills and experience suitable for production of CBD rich ingredients including isolates, distillates, water soluble, and proprietary formulations. Under the Development Agreement, the Company was allotted a minimum of 50 and up to 300 kilograms per month, and up to 2,500 kilograms annually, of CBD rich ingredients for resale and had placed a $1 million purchase order for products in fiscal 2019. The Company currently offers products such as tinctures, edibles, capsules, topical solutions and animal health products manufactured for the Company as branded and white-label products.

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
SEPTEMBER 30, 2020

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The Company’s unaudited condensed consolidated financial statements include the financial statements of its 50.1% subsidiary, EOW and 51% subsidiary, Paradise Medlife. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information, which includes consolidated unaudited interim financial statements and present the consolidated unaudited interim financial statements of the Company and its majority-owned subsidiary as of September 30, 2020. All intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, stockholders’ equity (deficit) and cash flows as of September 30, 2020 and 2019, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2019 and footnotes thereto included in the Company’s Report on Form 10K filed with the SEC on May 22, 2020. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year.

Going concern

These unaudited condensed consolidated financial statements are presented on the basis that the Company will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business. No adjustment has been made to the carrying amount and classification of the Company’s assets and the carrying amount of its liabilities based on the going concern uncertainty. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had a net loss attributable to Exactus Inc. common stockholders of $6,081,726 for the nine months ended September 30, 2020. The net cash used in operating activities was $563,022 for the nine months ended September 30, 2020. Additionally, the Company had an accumulated deficit of $27,005,407 and working capital deficit of $3,649,981 at September 30, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of common and preferred shares and from the issuance of convertible promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Over the last several months the Company and its advisors have been evaluating numerous opportunities and relationships to increase shareholder value. The Company expects to realize revenue through its efforts, if successful, to sell wholesale and retail products to third parties. However, as the Company is in a start-up phase, in a new business venture, in a rapidly evolving industry, many of its costs and challenges are new and unknown. In order to fund the Company’s activities, the Company will need to raise additional capital either through the issuance of equity and/or the issuance of debt. During the nine months ended September 30, 2020, the Company received proceeds from the sale of the Company’s Common Stock of approximately $350,000, related party advances of $97,000 and issuance of a note of $355,929.

In March 2020, the outbreak of COVID-19 (coronavirus) caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization, and the outbreak has become increasingly widespread in the United States, including in each of the areas in which the Company operates. The COVID-19 (coronavirus) outbreak has had a notable impact on general economic conditions, including but not limited to the temporary closures of many businesses, “shelter in place” and other governmental regulations, reduced business and consumer spending due to both job losses and reduced investing activity, among many other effects attributable to the COVID-19 (coronavirus), and there continue to be many unknowns. While to date the Company has not been required to stop operating, management has evaluated its use of its office space, virtual meetings and the like. Currently, the Company is utilizing its office space as well as well as virtual meetings. When in the office, all employees observe social distancing and wear face masks. The Company’s operations may have been impacted by the COVID-19 shutdown, which affected the entire country, however, sales efforts have continued. The Company continues to monitor the impact of the COVID-19 (coronavirus) outbreak closely. The extent to which the COVID-19 (coronavirus) outbreak will impact the Company’s ability to obtain financing or future financial results is uncertain.

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

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

The Company measures certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2020 and December 31, 2019:

	At September 30, 2020			At December 31, 2019
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	—	—	$353,160	—	—	$880,410

A roll forward of the level 3 valuation financial instruments is as follows:

For the Nine Months Ended September 30, 2020
Balance at beginning of period	$880,410
Transfers out due to conversions of convertible notes into common shares	(129,714)
Change in fair value included in derivative gain	(397,536)
Balance at end of period	$353,160

As of September 30, 2020, the Company has no assets that are re-measured at fair value.

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying value of those investments approximates their fair market value due to their short maturity and liquidity. Cash and cash equivalents include cash on hand and amounts on deposit with financial institutions, which amounts may at times exceed federally insured limits. The Company has not experienced any losses on such accounts and do not believe the Company is exposed to any significant credit risk. The Company had $0 cash balances in excess of FDIC insured limits at September 30, 2020 and December 31, 2019, respectively. Cash and cash equivalents were $59,053 and $18,405 at September 30, 2020 and December 31, 2019, respectively.

Accounts receivable and allowance for doubtful accounts

The Company has a policy of providing an allowance for doubtful accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to bad debt expense and included in the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2020 and December 31, 2019, allowance for doubtful accounts amounted to $66,836 and $13,991, respectively. Bad debt expense amounted $52,845 and $9,407 during the nine months ended September 30, 2020 and 2019, respectively.

Prepaid Expenses and Other Current Assets

Total prepaid expenses and other current assets - current amounted to $58,453 and $248,776 at September 30, 2020 and December 31, 2019, respectively. Total prepaid expenses and other current assets – long term amounted to $3,288 and $0 at September 30, 2020 and December 31, 2019, respectively. Prepaid expenses to C2M who is a related party, amounted to $622,159 – current portion and $2,018,182 – long-term portion at September 30, 2020. Prepaid expenses to C2M who is a related party, amounted to $622,160 – current portion and $2,492,045 – long-term portion at December 31, 2019. Prepaid expenses consist primarily of costs paid for future services with terms ranging within a year up to 5 years. Prepaid expenses may include prepayments in cash and equity instruments for an operating lease, consulting, and insurance fees which are being amortized over the terms of their respective agreements.

Inventory

The Company values inventory, consisting of raw materials, growing plants and finished goods, at the lower of cost or net realizable value. Cost is determined on the first-in and first-out (“FIFO”) method. The Company reduces inventory for the diminution of value, resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its estimated net realizable value. Factors utilized in the determination of the estimated net realizable value include (i) estimates of future demand, and (ii) competitive pricing pressures. In accordance with ASC 905, “Agriculture”, all direct and indirect costs of growing hemp are accumulated until the time of harvest and are reported at the lower of cost or net realizable value. Included in inventory is the Company’s hemp crop under cultivation on farm acreage leased by the Company. The cost of the hemp crop under cultivation is determined based upon costs to purchase industrial hemp seed and industrial hemp cuttings, plus farm labor, fertilizer, water and power, the cost to harvest and cost for drying services. The costs of planting, cultivating and harvesting the Company’s hemp crop are capitalized to hemp crop inventory under cultivation, when incurred. The Company determined the cost allocation of the hemp crop (hemp flowers and hemp cuttings) based upon a proforma Market Value Method. However, based upon current actual sales prices and after reviewing national sales trends, the Company established an inventory reserve to write down the inventory to net realizable value which is the estimated selling prices in the ordinary course of business, less reasonable predictable costs of completion, disposal and transportation or shipping. The Company recorded impairment expense on inventory of it finished goods- hemp flowers of $690,000 (see Note 4) during the nine months ended September 30, 2020 and was included in cost of sales as reflected in the accompanying unaudited condensed consolidated statements of operations.

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

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded total impairment expense of $2,093,883 at September 30, 2020, including impairment of the Company’s farm property and equipment (see Note 5), impairment of security deposit related to the termination of a commercial lease agreement (see Note 7) and impairment of intangible assets related to farm leases (see Note 6).

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

Research and Development Expenses

The Company follows ASC 730-10, “Research and Development,” and expenses research and development costs when incurred.  Accordingly, third-party research and development costs, including designing, prototyping and testing of product, are expensed when the contracted work has been performed or milestone results have been achieved. Indirect costs are allocated based on percentage usage related to the research and development.   Research and development costs of $0 and $36,975 were incurred for the nine months ended September 30, 2020 and 2019, respectively, and $0 and $10,000 were incurred for the three months ended September 30, 2020 and 2019, respectively, which are included in operating expenses on the accompanying unaudited condensed consolidated statements of operations.

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

Advertising Costs

The Company applies ASC 720 “Other Expenses” to account for advertising related costs. Pursuant to ASC 720-35-25-1, the Company expenses the advertising costs the first time the advertising takes place. Advertising costs were $61,118 and $482,708 for the nine months ended September 30, 2020 and 2019, respectively, and $0 and $295,085 for the three months ended September 30, 2020 and 2019, respectively, which are included in selling and marketing expenses on the accompanying unaudited condensed consolidated statement of operations.

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with ASC 606. The amounts charged to customers for shipping products are recognized as revenues and the related costs of shipping products are classified in selling and marketing expenses as incurred. Shipping costs included in selling and marketing expenses were $21,865 and $2,998 for the nine months ended September 30, 2020 and 2019, respectively, and $1,713 and $1,039 for the three months ended September 30, 2020 and 2019, respectively.

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

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

Earnings per Share

We compute basic and diluted earnings per share amounts in accordance with ASC Topic 260, “Earnings per Share”. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if preferred stock converted to Common Stock and warrants are exercised.  Preferred stock and warrants are excluded from the diluted earnings per share calculation if their effect is anti-dilutive.  For the three and nine months ended September 30, 2020 and 2019, the following potentially dilutive shares were excluded from the computation of diluted earnings per shares because their impact was anti-dilutive:

	2020	2019
	(Unaudited)	(Unaudited)
Stock Options	3,781,697	5,642,708
Stock Warrants	2,064,299	1,154,500
Restricted stock to be issued upon vesting	5,023,664	-
Convertible Preferred Stock	9,460,845	11,075,545
Convertible Debt	11,404,548	250,000
Total	31,735,053	18,122,753

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
SEPTEMBER 30, 2020

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

Operating lease ROU assets represents the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in general and administrative expenses in the consolidated statements of operations.

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
SEPTEMBER 30, 2020

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

Recent Accounting Updates Not Yet Effective

In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivative and Hedging (Topic 815, and Leases (Topic 841). This new guidance will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual reporting periods. While the Company is continuing to assess the potential impacts of ASU 2019-10, it does not expect ASU 2019-10 to have a material effect on its financial statements.

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

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity's Own Equity (Subtopic 815-40), which eliminates the beneficial conversion and cash conversion accounting models for convertible instruments, amends the accounting for certain contracts in an entity's own equity that are currently accounted for as derivatives because of specific settlement provisions, and modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS calculation. The standard is effective for annual periods beginning after December 15, 2021, and interim periods within those reporting periods. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those reporting periods. The standard can be adopted under the modified retrospective method or the full retrospective method. The Company is currently evaluating the impact of this guidance.

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
SEPTEMBER 30, 2020

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
●
On June 10, 2019, the Company was required to issue and issued the sellers an additional $450,000 of shares of Common Stock of the Company based upon the 20-day volume weighted average price per share on the date of issue which was equivalent to $0.89 per share or 503,298 shares of the Company’s Common Stock and was issued in August 2019; and

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

Additionally, the Company recorded the acquisition of 50.1% of membership interest in EOW under the FASB issued ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). As of September 30, 2020, the Company recorded a non-controlling interest balance of $(2,018,239) in connection with the majority-owned subsidiary, EOW as reflected in the accompanying unaudited condensed consolidated balance sheet and losses attributable to non-controlling interest of $1,480,770 and $361,628 during the nine months ended September 30, 2020 and 2019, respectively, and $1,170,327 and $173,680 during the three months ended September 30, 2020 and 2019, respectively, as reflected in the accompanying unaudited condensed consolidated statements of operations.

During the three and nine months ended September 30, 2020, the Company fully impaired the remaining carrying value of the intangible asset – farm leases which resulted in an impairment loss of $1,412,727 (see Note 6). During the third quarter of fiscal 2020, the Company has determined that intangible assets related to EOW farm leases were impaired due to management’s intent of not pursuing farm operations in Oregon in year 2021 crop season and the non-renewal of the related EOW farm leases.

Paradise Medlife, LLC

On July 5, 2019, the Company entered into an Operating Agreement (the “Operating Agreement”) with Paradise Medlife, LLC (“Paradise Medlife”) and Paradise CBD, LLC. Paradise Medlife is a Florida Limited Liability Company, organized on April 12, 2019 with no operations since inception. The Company shall contribute capital of $50,000 in the form of CBD products in exchange for 51% ownership of Paradise Medlife. Consequently, Paradise Medlife became a majority owned subsidiary of the Company. To date, Paradise Medlife has no operations. At September 30, 2020, the Company has not yet contributed the capital of $50,000. The Company anticipates that it will contribute the capital in the form of CBD products during fiscal 2020.

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

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

Under the terms of the Green Goddess Purchase Agreement the Company agreed to issue 250,000 shares of the Company’s Common Stock and pay $250,000 cash for the acquisition to be paid in six installments. The first installment of $41,667 shall be due within 90 days of the closing and the five additional installments shall be paid starting on October 12, 2019 and continuing on the first day of each following month. At September 30, 2020 and December 31, 2019, the Company has an outstanding balance of $250,000 to the seller which is included in subscription payable as reflected on the consolidated balance sheets. The Company is currently in default under the Asset Purchase Agreement. However, there are no penalty interest or charges from the default pursuant to the Asset Purchase Agreement.

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
SEPTEMBER 30, 2020

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

During fiscal year 2019, the Company fully impaired the assets and resulted in an impairment loss of $186,025 related to the Green Goddess intangible asset.

The Company, Green Goddess and the founder of Green Goddess have each asserted various claim against the other for breach of contract although no proceedings have been commenced.  Currently, the Company has suspended efforts to market and sell CBD products under the Green Goddess brand and Green Goddess has suspended delivery of the Company’s inventory due to the disputes which involve, among other things, the amounts that were due and owing Green Goddess from C2M for orders placed prior to the asset purchase, the nature and going concern value of the assets purchased by the Company and representations concerning the operation of the business and performance by the founder under the employment agreement.  There can be no assurance the parties will resolve their differences or that the prior agreements will not be terminated. The CBD products with a cost of $837,153 held in inventory had been written down to a value of $0 due to the age and questionable salability of the product. During fiscal 2019, the Company fully impaired the finished goods related to CBD products and resulted in an impairment loss of $837,153.

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

During fiscal 2019, the Company fully impaired the remaining carrying value and recorded an impairment expense of $64,167 related to the Levor intangible asset.

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

NOTE 4 – INVENTORY

Inventory, net consisted of the following:

	September 30, 2020	December 31, 2019
	(Unaudited)
Finished goods – hemp flowers and hemp cuttings	$102,564	$1,337,809
	$102,564	$1,337,809

During the three and nine months ended September 30, 2020, the Company recorded a reserve or inventory write-off related to damaged inventory of $30,000 and $690,000, respectively, due to mold and is included in cost of sales as reflected in the accompanying unaudited condensed consolidated statements of operations.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated life	As of September 30, 2020	As of December 31,2019
		(Unaudited)
Greenhouse	10 years	$34,465	$34,465
Fencing and storage	5 years	44,543	44,543
Irrigation	5 years	387,975	387,975
Office and computer equipment	3 years	40,834	40,834
Farming Equipment	5 years	11,500	11,500
Leasehold improvement	5 years	21,886	21,886
Total		541,203	541,203
Less: Accumulated depreciation		(145,913)	(63,770)
Less: Impairment expense		(372,041)	-
		$23,249	$477,433

Depreciation expense amounted to $82,143 and $36,720 for the nine months ended September 30, 2020 and 2019, respectively and $28,356 and $24,869 for the three months ended September 30, 2020 and 2019, respectively. During the three and nine months ended September 30, 2020, the Company recorded impairment expense of $354,170 and $372,041, respectively, which was equivalent to the remaining net book values of the greenhouse, fencing and storage, irrigation, farming equipment and leasehold improvement related to a commercial lease with Skybar Holding, LLC. During the second quarter of fiscal 2020, the Company has determined that the commercial lease is unenforceable and should not have been accounted for under ASC 842 (see Note 14). Additionally, during the third quarter of fiscal 2020, the Company has determined that the farm property and equipment were impaired due to management’s intent of not pursuing farm operations in Oregon in year 2021 crop season and the non-renewal of the related EOW farm leases (see Note 3).

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

NOTE 6 – INTANGIBLE ASSET

At September 30, 2020 and December 31, 2019, intangible asset consisted of the following:

	Useful life	September 30, 2020	December 31, 2019
		(Unaudited)
Farm leases - EOW	3 year	$2,930,000	$2,930,000
Hemp operating license - EOW	1 year	10,000	10,000
Trademark – Green Goddess	3 year	-	3,500
Customer list – Green Goddess	3 year	-	212,529
Brand - Levor	3 year	-	70,000
Total		2,940,000	3,226,029
Less: Accumulated amortization		(1,527,273)	(828,526)
Less: Impairment expense		(1,412,727)	(250,192)
		$-	$2,147,311

For the nine months ended September 30, 2020 and 2019, amortization of intangible assets amounted to $734,584 and $558,024, respectively. For the three months ended September 30, 2020 and 2019, amortization of intangible assets amounted to $244,167 and $258,669, respectively. During fiscal 2019, the Company fully impaired the intangible assets related to the Green Goddess and Levor brands. As of September 30, 2020, the Company offset fully amortized intangible assets of $35,837 against accumulated amortization.

During the third quarter of fiscal 2020, the Company has determined that intangible assets related to EOW farm leases were impaired due to management’s intent of not pursuing farm operations in Oregon in year 2021 crop season and the non-renewal of the related EOW farm leases (see Note 3). Accordingly, the Company fully impaired the remaining carrying value of the intangible assets related to EOW farm leases and recorded an impairment expense of $1,412,727 during the three and nine months ended September 30, 2020.

NOTE 7 - OPERATING LEASE RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

On March 1, 2019, the Company, through its majority-owned subsidiary, EOW, entered into a farm lease agreement for a lease term of one year. The lease premise is located in Cave Junction, Oregon and consists of approximately 100 acres. The lease requires the Company to pay 5% of the net income realized by the Company from the operation of the lease farm. Accordingly, the Company recognized $0 Right-of-use asset (“ROU”) and lease liabilities on this farm lease as the Company has not determined when it will generate net income from this lease. The lease shall continue in effect from year to year except for at least a 30-day written notice of termination. The Company has not paid any lease payments under this agreement for the nine months ended September 30, 2020 and for fiscal 2019.

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

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

On July 9, 2019, the Company entered into a Commercial Lease Agreement (the “Lease”) with Skybar Holdings, LLC, a Florida limited liability company. Pursuant to the Lease, the Company will rent the entire first floor (consisting of approximately 4,000 square feet) of a property located in Delray Beach, Florida (the “Premises”). The Company plans to develop the Premises to create a hemp-oriented health and wellness retail venue, including education, clothing and cosmetics, and explore franchise opportunities. The initial term of the Lease is 5 years commencing August 1, 2019, with two 5-year extension options. The Lease includes a right of first refusal in favor of the Company to lease any space that becomes available on the 2nd and 3rd floor of the Premises and a right of first refusal to purchase the Premises. Pursuant to the Lease, the Company will pay rent equal to $40,000 per month in advance in addition to all applicable Florida sales and/or federal taxes and security deposit of $40,000. Effective one year from the lease commencement date and each year thereafter, the rent shall increase at least three percent (3%) per year. The lessor of the Premises is a limited liability company owned or controlled by Vladislav (Bobby) Yampolsky, the manager and controlling member of C2M, the Company’s largest stockholder. During the second quarter of fiscal 2020, the Company determined that the commercial lease with Skybar Holding, LLC is not in compliance with current laws or regulations in the City of Delray Beach and does not represent an enforceable contract and was void from the moment of execution. As a result, the Company has restated its prior year financial information to correct this accounting error (see Note 14). Additionally, on August 6, 2020, the Company submitted a written termination letter to Skybar Holdings, LLC. During the nine months ended September 30, 2020, the Company fully impaired the security deposit of $40,000.

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

The Company adopted ASC Topic 842 on January 1, 2019. Between March 2019 and April 2019, which are the execution dates of various lease agreements, the Company recorded right-of-use assets totaling $506,506 and total lease liabilities of $506,506 based on an incremental borrowing rate of 10%. The Company recorded lease expense of $129,200 and $91,667 for the nine months ended September 30, 2020 and 2019, respectively, and $43,000 and $39,000 for the three months ended September 30, 2020 and 2019, respectively. During the three and nine months ended September 30, 2020, lease expenses of $0 was included in cost of sales. During the three and nine months ended September 30, 2020, $43,000 and $129,200 was included in general and administrative expenses as reflected in the accompanying unaudited condensed consolidated statements of operations.

The cash outflows from operating leases for the nine months ended September 30, 2020 was $139,584. The weighted average remaining lease term and the incremental borrowing rate for operating leases at September 30, 2020 were 2.06 years and 10%, respectively.

Right of Use (“ROU”) Asset is summarized below:

	As of September 30, 2020	As of December 31, 2019
	(Unaudited)	(As Restated- see Note 14)
Farm leases, ROU Asset	$506,506	$506,506
Less: Accumulated amortization	(237,391)	(115,696)
Less: Impairment expense	(269,115)	-
Balance of ROU asset	$-	$390,810

During the third quarter of fiscal 2020, the Company has determined that ROU assets related to EOW farm leases were impaired due to management’s intent of not pursuing farm operations in Oregon in year 2021 crop season and the non-renewal of the related EOW farm leases (see Note 3). Accordingly, the Company fully impaired the remaining carrying value of the ROU assets related to EOW farm leases and recorded an impairment expense of $269,115 during the three and nine months ended September 30, 2020.

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

Operating lease liability related to the ROU asset is summarized below:

	As of September 30, 2020	As of December 31, 2019
	(Unaudited)	(As Restated- see Note 14)
Farm lease	$506,506	$506,506
Reduction of lease liability	(237,391)	(115,695)
Total	269,115	390,811
Less: current portion	(183,041)	(169,869)
Long term portion of lease liability	$86,074	$220,942

 Minimum lease payments under non-cancelable operating lease at September 30, 2020 are as follows:

Year ended December 31, 2020	$196,000
Year ended December 31, 2021	196,000
Year ended December 31, 2022	45,336
Total	437,336
Less: undiscounted payments during the nine months ended September 30, 2020	(147,006)
Total undiscounted future minimum lease payments due as of September 30, 2020	290,330
Imputed interest	(21,215)
Total operating lease liability	$269,115

NOTE 8 - NOTES PAYABLE

Notes Payable

Notes payable to unrelated parties is summarized below:

	As of September 30, 2020	As of December 31, 2019
	(Unaudited)
Principal amount	$335,510	$-
Less: current portion	(130,344)	-
Notes payable - long term portion	$205,166	$-

Minimum principal payments under notes payable to unrelated parties at September 30, 2020 are as follows:

Year ended December 31, 2020	$11,859
Year ended December 31, 2021	155,501
Year ended December 31, 2022	68,392
Year ended December 31, 2023	2,091
Year ended December 31, 2024 and thereafter	97,667
Total principal payments	$335,510

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

U.S. Small Business Administration Loan

On May 28, 2020, the Company received a Secured Disaster Loan in the amount of $99,100 from the U.S. Small Business Administration. The loan carries interest at a rate of 3.75% per year, requires monthly payments of principal and interest, and matures in thirty (30) years. Installment payments, including principal and interest, of $483 monthly, will begin Twelve (12) months from the date of the promissory Note. The SBA loan is secured by a security interest in our tangible and intangible assets. The loan proceeds are to be used as working capital to alleviate economic injury caused by the Covid-19 disaster occurring in the month of January 31, 2020 and continuing thereafter. As of September 30, 2020, the principal balance of this note amounted to $99,100 and accrued interest of $1,263. During the three and nine months ended September 30, 2020, the Company recognized $937 and $1,263 of interest expense, respectively.

Paycheck Protection Program Funding

On May 22, 2020, the Company received federal funding in the amount of $236,410 through the Paycheck Protection Program (the “PPP”). PPP funds have certain restrictions on use of the funding proceeds, and generally must be repaid within two (2) years at 1% interest. The PPP loan may, under circumstances, be forgiven. There shall be no payment due by the Company during the six months period beginning on the date of this note (“Deferral Period”). Commencing one month after the expiration of the Deferral Period, the Company shall pay the lender monthly payments of principal and interest, each in equal amount required to fully amortize by the maturity date. If a payment on this note is more than ten days late, the lender shall charge a late fee of up to 5% of the unpaid portion of the regularly scheduled payment. As of September 30, 2020, the principal balance of this note amounted to $236,410 and accrued interest of $848. During the three and nine months ended September 30, 2020, the Company recognized $596 and $848 of interest expense, respectively. During the nine months ended September 30, 2020, the Company has formally applied for forgiveness of this PPP loan.

Notes Payable – Related Parties

During October 2019, the Company entered into two short-term promissory notes (the “Notes”) for an aggregate principal amount of $94,056 and gross cash proceeds of $85,000 (original issue discount of $9,056). A note with principal amount of $55,556 was subscribed by Andrew Johnson, an officer of the Company. The Notes became due and payable between October 18, 2019 and December 16, 2019 and bear interest at a rate of twelve (12%) percent per annum prior to the maturity date, and eighteen (18%) per annum if unpaid following the maturity date. The Notes are unsecured obligations of the Company. In addition, the Notes carry a 10% original issue discount of $9,056 which have been amortized and recorded in interest expense on the accompanying consolidated statements of operations. In December 2019, the Company repaid one of the notes with principal amount of $38,500 and accrued interest of $770. The Company is currently negotiating to extend the maturity date of the related party note. As of September 30, 2020, the principal balance of this note amounted $55,556 and is currently in default.

During February 2020, the Company entered into a short-term promissory note for principal amount of $22,461 and gross cash proceeds of $20,419 (original issue discount of $2,042) with a certain stockholder of the Company. The note became due and payable on March 8, 2020 and bears interest at a rate of eighteen (18%) percent per annum prior to the maturity date, and eighteen (18%) per annum if unpaid following the maturity date. The note is unsecured obligation of the Company. In addition, the note carries a 10% original issue discount of $2,042 which have been amortized and recorded in interest expense on the accompanying unaudited condensed consolidated statements of operations. The Company is currently negotiating to extend the maturity date of the related party note. As of September 30, 2020, the principal balance of this note amounted to $22,461 and is currently in default.

During the nine months ended September 30, 2020 and 2019, the Company recognized $8,428 and $1,346, respectively, of interest expense. During the three months ended September 30, 2020 and 2019, the Company recognized $3,511 and $274, respectively, of interest expense. As of September 30, 2020 and December 31, 2019, the notes had accrued interest balances of $9,705 and $1,278, respectively. As of September 30, 2020 and December 31, 2019, the principal balance under the notes was $78,017 and $55,556, respectively.

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

NOTE 9 - CONVERTIBLE NOTES PAYABLE

The Company’s convertible notes, net of debt discount, consisted of the following as of September 30, 2020 and December 31, 2019:
September 30, 2020 (Unaudited)	December 31, 2019

Convertible Notes in the aggregate amount of $100,000, issued on March 22, 2018. The Notes bear interest at a rate of 5% per annum and will mature on February 1, 2023. If a qualified financing from which at least $5 million of gross proceeds are raised occurs prior to the maturity date, then the outstanding principal balance of the notes, together with all accrued and unpaid interest thereon, shall be automatically converted into a number of shares of the Company’s Common Stock at $0.40 per Share. The Notes offer registration rights wherein the Company agrees that within 45 days of a Qualified Offering, prior to the Maturity Date, the Company shall file a registration statement with the SEC registering for resale of the shares of Company’s Common Stock into which the Notes are convertible. The Company shall send a written conversion notice to the lender pursuant to the note agreement during fiscal 2020 and as such the principal balance of the convertible note remains outstanding as of September 30, 2020 and December 31, 2019. The Company reclassed the principal balance to current portion as of September 30, 2020.
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
	508,429	85,906
Carrying Amount of Convertible Debt, net of debt discount	$608,429	$185,906
Less: Current Portion, net of debt discount	(608,429)	(85,906)

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

Convertible Notes, Long Term	$-	$100,000

 The following is a summary of the carrying amounts of convertible notes as of September 30, 2020 and December 31, 2019:

	September 30, 2020 (Unaudited)	December 31, 2019
Principal Amount	$933,333	$933,333
Add: amortization of redemption premium	85,264	8,280
Less: redemption premium payments	(20,000)	-
Less: principal payments and conversions	(356,186)	-
Less: unamortized debt discount and debt issuance costs	(33,982)	(755,707)
Total convertible debt less unamortized debt discount and debt issuance costs	$608,429	$185,906

Between March 2020 and August, 2020, the Company made cash repayments towards the principal of $185,186 and accrued interest of $14,814.

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

Between July 2020 and August 2020, the Company issued 1,586,349 shares of its common stock at a contractual conversion price of $0.06, as a result of the conversion of principal of $94,000 and interest of $7,520 of the convertible note.

Upon conversions during the three and nine months ended September 30, 2020, the derivative liability was marked to fair value at the conversion, and then a related fair value amount of $74,159 and $129,714 relating to the portion of debt converted was reclassified to other income as part of gain on debt extinguishment. Additionally, the Company recorded loss on debt extinguishment of $38,985 and $55,398, in connection with the conversions (see Note 10) during the three and nine months ended September 30, 2020, respectively, resulting in a net gain on extinguishment of debt of $35,174 and $74,316 during the three and nine months ended September 30, 2020, respectively, as reflected in the accompanying unaudited condensed consolidated statements of operations.

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

Notice of Delinquent Payment

The Company was delinquent in its payments under the initial convertible note executed on November 27, 2019 (see Note 9), with the May 1, 2020 and April 1, 2020 payments. On May 20, 2020, the Company entered into a Forbearance Agreement with the investor (the “Holder”) regarding the initial convertible note. Under the Forbearance Agreement, the investor has agreed to forebear from exercising any default-related rights and remedies subject to the following conditions and material terms:

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

●
The payments that were in arrears from February, April and May can be paid in whole or in part at any time at the sole election of the Holder in shares of common stock at the Amortization Conversion Price (defined as 80% of the lowest volume weighted average price, or VWAP, during the 10 trading days immediately before the applicable date of the amortization redemption payment).

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

The Company recognized change in fair value of derivative liabilities of $41,068 and $397,536 during the three and nine months ended September 30, 2020, respectively. Upon conversions during the three and nine months ended September 30, 2020, the derivative liability was marked to fair value at the conversion, and then a related fair value amount of $74,159 and $129,714 relating to the portion of debt converted was reclassified to other income as part of gain on debt extinguishment. Additionally, the Company recorded loss on debt extinguishment of $38,985 and $55,398, in connection with the conversions (see Note 10) during the three and nine months ended September 30, 2020, respectively, resulting in a net gain on extinguishment of debt of $35,174 and $74,316 during the three and nine months ended September 30, 2020, respectively, as reflected in the accompanying unaudited condensed consolidated statements of operations.

The Company recognized gain on extinguishment of debt due to repayment and conversions of notes into shares of common and preferred stock of $3,004,629 and change in fair value of derivative liabilities of $896,000 during the nine months ended September 30, 2019. The Company determined that the conversion options embedded in the convertible notes require liability presentation at fair value. Each of these instruments provide the holder with the right to convert into Common Stock at a fixed discount market, with certain notes subject to a cap on the conversion price. These clauses cause uncertainty as to the number of shares issuable upon conversion of convertible debt and accordingly require liability presentation on the balance sheet in accordance with US GAAP. For the nine months ended September 30, 2020 and 2019, the Company measured the fair value of the embedded derivatives using a binomial model and Monte Carlo simulations, and the following assumptions:

	September 30, 2020 (Unaudited)	December 31, 2019
Expected Volatility	216.44 to 230.26%	376.76% to 567.11%
Expected Term	0.16 to 0.66 Years	0.25 to 1.0 Years
Risk Free Rate	0.08% to 0.18%	2.41% to 2.54%
Dividend Rate	0.00%	0.00%

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

During the nine months ended September 30, 2020 and 2019, the Company recognized $46,815 and $27,040, respectively, of interest expense. During the three months ended September 30, 2020 and 2019, the Company recognized $12,384 and $1,260, respectively, of interest expense. During the nine months ended September 30, 2020 and 2019, the Company amortized debt discount of $780,751 and $339,806, respectively, of interest expense. During the three months ended September 30, 2020 and 2019, the Company amortized debt discount of $200,273 and $0, respectively, of interest expense.

As of September 30, 2020 and December 31, 2019, the notes had accrued interest balances of $22,609 and $15,399, respectively.

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

On January 20, 2020, the Company converted 30,090 Series A Preferred Stock into 150,450 shares of Common Stock.

There are 323,019 and 353,109 shares of Series A Preferred Stock outstanding as of September 30, 2020 and December 31, 2019, respectively.

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

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

There are 1,650,000 shares of Series B-1 preferred stock outstanding, which are convertible into 206,250 shares of common stock, as of September 30, 2020 and December 31, 2019.

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

There are 7,516,000 shares of Series B-2 preferred stock outstanding, which were convertible into 939,500 shares of common stock as of September 30, 2020 and December 31, 2019.
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

 As of September 30, 2020 and December 31, 2019, there were no shares of Series C Preferred Stock issued and outstanding.

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

There are 18 shares of Series D preferred stock outstanding which were convertible into 450,000 shares of common stock as of September 30, 2020 and December 31, 2019.

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
SEPTEMBER 30, 2020

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

On July 31, 2019, the Company granted 10,000 Series E Preferred in connection with a Management and Services Agreement (the “MSA”) with C2M, the Company’s largest shareholder (see Note 11). The Company valued the 10,000 Series E Preferred shares which is equivalent into 6,250,000 common shares at a fair value of $0.54 per common share or $3,375,000 based on the sales of common stock on recent private placements on the dates of grant. During the nine months ended September 30, 2020, the Company recorded stock-based compensation of $158,523 and prepaid expense – related party of $2,955,681 to be amortized over the term of the MSA.

As of September 30, 2020 and December 31, 2019, there were 10,000 shares of Series E Preferred Stock issued and outstanding which were convertible into 6,250,000 shares of common stock.

Common Stock

The Company’s authorized Common Stock consists of 650,000,000 shares with a par value of $0.0001 per share.

Sale of Common Stock for private placement

During the nine months ended September 30, 2020, the Company sold an aggregate of 3,000,000 shares of Common Stock for total proceeds of $350,000.

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

Between July 2020 and August 2020, the Company issued 1,586,349 shares of its common stock at a contractual conversion price of $0.06, as a result of the conversion of principal of $94,000 and interest of $7,520 of the convertible note.

These shares of common stock had an aggregate fair value of $240,078 and the Company recorded $55,398 of loss on debt extinguishment related to these note conversions (see Note 9).

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

Common Stock pursuant to Forbearance Agreement

On May 20, 2020, the Company entered into a Forbearance Agreement with the note holder regarding the initial convertible note executed on November 27, 2019 (see Note 9). The Company has issued the Holder 500,000 shares of the Company’s common stock in consideration for the forbearance and valued the shares of Common Stock at the fair value of approximately $0.18 per common share or $90,000 based on the quoted trading price on the date of grant. The Company recorded interest expense of $90,000 during the nine months ended September 30, 2020.

Common Stock for services

On January 23, 2020, the Company issued 250,000 shares of Common Stock for legal services to be rendered in fiscal 2020 and valued the shares of Common Stock at the fair value of approximately $0.4948 per common share or $123,700 based on the quoted trading price on the date of grant. The Company recorded stock-based compensation of $123,700 during the nine months ended September 30, 2020.

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

On July 1, 2020, the Company entered into a consulting agreement for corporate legal advisor services. The consultant shall receive compensation of 750,000 shares of the Company’s Common Stock for services rendered and to be rendered until September 30, 2020. The Company valued the shares of Common Stock at the fair value of approximately $0.0941 per common share or $70,575 based on the quoted trading price on the date of grant. The Company recorded stock-based legal fees of $59,086 during the nine months ended September 30, 2020 and a reduction of $11,489 of accounts payable.

Common Stock related to exercise of Stock Options

In September 2020, the Company issued 20,000 shares of common stock for the exercise of stock options by the former President of the Company and received proceeds of $6,000.

Common Stock issued for Vested Restricted Common Stock Award

During the nine months ended September 30, 2020, the Company issued an aggregate of 1,323,448 of Common Stock to employees and consultants for vested restricted stock awards (see Restricted Common Stock below).

Common Stock issued for Unissued Stock

There were 564,580 shares of common stock issuable which were issued during the nine months ended September 30, 2020 and accordingly, there remains 100,000 shares of common stock to be issued at September 30, 2020.

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

 Common Stock Warrants

A summary of the Company’s outstanding stock warrants as of September 30, 2020 and changes during the period ended are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2019	2,014,299	$0.45	3.31
Granted	50,000	0.50	0.17
Cancelled	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Balance at September 30, 2020	2,064,299	$0.45	2.50

Warrants exercisable at September 30, 2020	2,064,299	$0.45	2.50

Weighted average fair value of warrants granted during the period		$0.53

As of September 30, 2020, aggregate intrinsic value in connection with exercisable warrants amounted to $0. During the nine months ended September 30, 2020 and 2019, the Company recorded stock-based compensation of $0 and $1,114,062, respectively.

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

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

Stock option activity for the nine months ended September 30, 2020 is summarized as follows:
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life(Years)
Balance at December 31, 2019	4,671,280	$0.29	7.29
Granted	1,000,000	0.30	10.00
Exercised	(20,000)	0.30	9.43
Forfeited	(1,869,583)	0.57	0.00
Balance at September 30, 2020	3,781,697	0.36	8.26
Options exercisable at September 30, 2020	3,440,651	$0.24	8.25

 Weighted average fair value of options granted during the period was $0.33.

As of September 30, 2020, aggregate intrinsic value in connection with exercisable options amounted to $42,375. As of September 30, 2020, 341,146 outstanding options are unvested and there was $206,771 unrecognized compensation expense in connection with unvested stock options.

In February 2020, the Company granted 1,000,000 options to purchase shares of the Company’s Common Stock to Derek Du Chesne, the Company’s former President, Chief Growth Officer and Director in connection with his employment agreement (see Note 11). The options have a 10-year term from the date of grant and was exercisable at an exercise price of $0.30 per share. The fair value of the options granted amounted to $0.33 per option or $332,900. In September 2020, the former President tendered his resignation and exercised 20,000 options for $6,000. The remaining 980,000 options were cancelled upon his resignation.

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Compensation expense related to stock options granted is measured at the grant date based on the estimated fair value of the award and is recognized on a straight-line basis over the requisite service period. The assumptions used in the Black-Scholes model for the options granted during the nine months ended September 30, 2020 are presented below:

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

The Company recognized $276,736 and $1,168,357 of compensation expense relate to the vesting of stock options for the nine months ended September 30, 2020 and 2019, respectively. The Company recognized $29,192 and $218,279 of compensation expense relate to the vesting of stock options for the three months ended September 30, 2020 and 2019, respectively. These amounts are included in general and administrative expenses on the accompanying unaudited consolidated statement of operations.

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

Restricted Common Stock

A summary of the status of the restricted common stock and changes during the nine months ended September 30, 2020 is as follows:

	Restricted Stock Common Stock	Weighted Average Grant-DateFair ValuePer Share
Balance at December 31, 2019	3,583,328	$0.68
Granted	4,871,022	0.08
Vested and issued	(1,323,448)	0.39
Forfeited	(2,107,238)	0.36
Balance at September 30, 2020	5,023,664	$0.41

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

On April 29, 2020, Derek Du Chesne accepted his appointment to the additional positions of President and a member of our Board of Directors (see Note 11). Following his appointment as President, the Company granted 1,000,000 shares of restricted common stock as additional compensation, with vesting and other terms to be decided by the Company’s Compensation Committee. In September 2020, Derek Du Chesne tendered his resignation as President, Chief Growth Officer and Director and as such, the unvested 1,000,000 shares of restricted common stock have been cancelled as of September 30, 2020.

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

On September 1, 2020, the Company has granted John Price as a continuing director of the Company, $25,000 worth of restricted common stock under the 2019 Equity Incentive Plan with vesting period of 1/24th upon date of grant and 1/24th per month on the first day of each calendar month thereafter until fully vested so long as they continue in their service as board of directors of the Company.

During the nine months ended September 30, 2020, the Company recorded stock-based compensation of $495,027 in connection with vested restricted common stock grants. During the three months ended September 30, 2020, the Company recorded stock-based compensation of $97,791 in connection with vested restricted common stock grants. As of September 30, 2020, unamortized or unvested stock-based compensation costs related to restricted share arrangements was $1,694,873 and will be recognized over a weighted average period of 1.00 year.

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Legal Matters

In the ordinary course of business, the Company enters into agreements with third parties that include indemnification provisions which, in its judgment, are normal and customary for companies in the Company’s industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, the Company generally agrees to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to the Company’s product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, the Company has no liabilities recorded for these provisions as of September 30, 2020 and December 31, 2019.

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

On December 14, 2018, the Company received a termination and demand notice from KD Innovation, Ltd, an entity 100% owned by a former Board member, in connection with a consulting agreement KDI entered into with the Company’s subsidiary, Exactus Biosolutions, Inc., on or about January 20, 2016. No lawsuit has been filed; however, in the event a lawsuit is filed, the Company intends to vigorously contest the matter. On September 9, 2019, Dr. Krassen Dimitrov, a former director, commenced an arbitration proceeding against the Company and its wholly-owned subsidiary Exactus Biosolutions, Inc. before the American Arbitration Association.  The complaint alleged breach of a consulting agreement for services by Dr. Dimitrov during 2017-2019, among other claims, and sought $750,000 in damages.  The Company filed an answer denying the claims and asserting numerous counterclaims against Dr. Dimitrov and his affiliated entities, KD Innovation Ltd., and Digital Diagnostics, Inc.  An arbitrator was appointed in the matter. On August 26, 2020, the arbitration proceeding was closed by order of the appointed arbitrator due to non-payment of arbitration fees. Although the case is currently closed, it may be re-opened in the event that Dr. Dimitrov and/or his affiliated entities were to file a new notice of arbitration and pay the appropriate fees.

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

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

On February 26, 2020 a complaint was filed against the Company in the Circuit Court, Palm Beach County, Florida on behalf of two former employees of the Company.  The case is entitled Ryan Borcherds and Miriam Martinez vs. Exactus, Inc. (Case No. 103978709). These former employees were hired in January 2020.  The complaint alleged the Company failed to pay wages and compensation to 2 employees under the Fair Labor Standards Act, breach of contract and violation of various Florida statutes, including allegations on behalf of other similarly situated persons.  On May 8, 2020, an amended complaint was filed against the Company in the Circuit Court, Palm Beach County, Florida on behalf of six former employees, with one additional employee added to the suit in June 2020. The amended case is entitled Ryan Bocherds, Marc Reiss, Jeannine Boffa, Benjamin Blair, Miriam Martinez and Michael Amoroso vs. Exactus, Inc, (Case No. 50-2020-CA-002274-MB). The other four former employees were hired between April 2019 and December 2019. As of September 30, 2020 and December 31, 2019, the Company has recorded total accrued salaries of $31,960 and $26,494 related to these former employees, respectively. On September 8, 2020, the Company entered into settlement agreements and mutual releases with all plaintiffs. Under the settlement agreements, the Company is obligated to pay a total of $131,130 (including $16,000 in legal fees, and excluding any applicable payroll taxes) to the plaintiffs. Under the settlement agreements, the Company paid each plaintiff 50% of the settlement amount at the time of signing, and are obligated to pay the remaining settlement amounts in six monthly installments. The first monthly installment for each plaintiff has been paid.

Leases

On March 1, 2019, the Company, through its majority-owned subsidiary, EOW, entered into a farm lease agreement for a lease term of one year. The lease premise is located in Cave Junction, Oregon and consist of approximately 100 acres. The lease requires the Company to pay 5% of the net income realized by the Company from the operation of the lease farm. The lease shall continue in effect from year to year except for at least a 30-day written notice of termination (see Note 7). The Company does not currently intend to renew the lease.

On March 1, 2019, the Company, through its majority-owned subsidiary, EOW, entered into a farm lease agreement for a lease term of one year. The lease premise is located in Glendale, Oregon and consist of approximately 100 acres. The lease requires the Company to pay $120,000 per year, whereby $50,000 was payable upon execution and $70,000 shall be payable prior to planting for agricultural use or related purposes. The lease shall continue in effect from year to year except for at least a 30-day written notice of termination (see Note 7). The Company does not currently intend to renew the lease.

On April 30, 2019, the Company, through its majority-owned subsidiary, EOW, entered into a farm lease agreement for a lease term of one year. The lease premise is located in Cave Junction, Oregon and consists of approximately 38 acres. The lease requires the Company to pay $76,000 per year, whereby $38,000 was payable upon execution and $38,000 shall be payable on September 15, 2019 and 2% of the net income realized by the Company from the operation of the lease farm. The Company has paid the initial payment of $26,000 and the remaining $12,000 was paid directly to the landlord by an affiliated company who is renting the portion of the lease property from the Company. The affiliated company is owned by two managing members of EOW. EOW is in the process of arranging a sub-lease agreement with the affiliated company. The lease shall continue in effect from year to year for five years except for at least a 30-day written notice of termination (see Note 7). The Company does not currently intend to renew the lease.

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

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

On July 1, 2019, the Company entered into an office lease agreement for a lease term of six months beginning July 1, 2019 ending December 31, 2019 for a total rental of $6,052 for six months. The lease premise is located in Delray Beach, Florida. In December 2019, the Company and landlord agreed to extend the lease for another 6-month term from January 2020 to June 2020 with the same terms as the original lease agreement.

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
SEPTEMBER 30, 2020

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

Distribution and Profit-Sharing Agreement

On November 20, 2019, the Company entered into the Non-Exclusive Distribution and Profit-Sharing Agreement with Canntab Therapeutics USA (Florida), Inc. Pursuant to the agreement, which has a term of 2 years and is subject to automatic renewal. The Company is a non-exclusive distributor of certain Canntab products throughout the U.S. Canntab will not grant a third-party the right to promote, sell or deliver the products within the U.S. during the term of the agreement, subject to certain exceptions. In addition, the Company agreed to share equally with Canntab in the gross profits received from the sale of their products by the Company. With respect to Canntab’s sales of products, the Company will receive 10% of the gross profits. In connection with the Canntab Agreement, the Company also entered into a Supply Agreement with Canntab, which has a term of 2 years and is subject to automatic renewal, pursuant to which the Company agreed to sell hemp extracts to Canntab. Due to a need for additional warehouse space and disruptions caused by the Covid-19 pandemic, the Company has not distributed Canntab products to date. On November 13, 2020, the Company entered into a Termination Agreement with Canntab, under which we terminated our agreements with Canntab and exchanged mutual releases.

Employment Agreements

Andrew Johnson, the Company’s Chief Strategy Officer, is serving under a two-year employment agreement adopted on March 11, 2019 at an annual salary of $110,000, which was increased to $150,000 on January 23, 2020. In addition, he will be entitled to an annual cash bonus, in an amount as determined by the board of directors, if the Company meets or exceeds criteria adopted by the Compensation Committee of the Board of Directors. He shall also be eligible for grants of awards under stock option or other equity incentive plans of the Company as the Company’s Compensation Committee. For the 2019 year, he received a cash bonus of $100,000 to be paid in equal installments over the next 12 months which have been recorded in accrued expenses on the consolidated balance sheet as of September 30, 2020 and December 31, 2019.

Derek Du Chesne, the Company’s former President, Chief Growth Officer, and a Director, was serving under a two-year employment agreement dated February 18, 2020 and entered into in connection with his service as Chief Growth Officer. Du Chesne’s base salary for the initial year of service will be $150,000, increasing to not less than $250,000 for the second year of service, subject to annual review by the Board of Directors. He will be entitled to quarterly cash bonuses based on a percentage of our net sales to be determined. In addition, Mr. Du Chesne was entitled to annual cash bonuses as follows: (1) up to 250% of base salary for the 2020 calendar year, if: (A) Company’s net income on a consolidated basis for the 2020 fiscal year is equal to or in excess of $5,000,000; or (B) Company’s net sales on a consolidated basis is equal to or in excess of $40,000,000 during the 2020 fiscal year; and (2) 200% of base salary for the 2021 calendar year, subject to the satisfaction of performance criteria set by the Board in consultation with a third-party compensation expert and Mr. Du Chesne. He was eligible to participate in the Company’s Equity Incentive Plan during his employment. Upon execution of the Agreement, he was granted options to purchase up to 1,000,000 shares of the Company’s common stock at a price of $0.50 per share. 250,000 of these options were vested immediately, with the remaining 750,000 options to vest in equal installments over the next twenty-four months. The employment agreement with Mr. Du Chesne was intended to provide direct incentives to increase company sales, while providing a reasonable base compensation for his service. Following his appointment as President, he received 1,000,000 shares of restricted common stock as additional compensation, with vesting and other terms to be decided by the Company’s Compensation Committee. On March 5, 2020, the Board of directors of the Company approved the repricing of Mr. Du Chesne’s stock options to 90% of the market price on the original date of grant or exercise price of $0.30 per share (see Note 10). In September 2020, Mr. Du Chesne tendered his resignation as President, Chief Growth Officer and Director of the Company.

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

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

On November 20, 2019, the Company entered into the Non-Exclusive Distribution and Profit-Sharing Agreement with Canntab Therapeutics USA (Florida), Inc. Pursuant to the agreement, which has a term of 2 years and is subject to automatic renewal. The Company is a non-exclusive distributor of certain Canntab products throughout the U.S. Canntab will not grant a third-party the right to promote, sell or deliver the products within the U.S. during the term of the agreement, subject to certain exceptions. In addition, the Company agreed to share equally with Canntab in the gross profits received from the sale of their products by us. With respect to Canntab’s sales of products, the Company will receive 10% of the gross profits. In connection with the Canntab Agreement, the Company also entered into a Supply Agreement with Canntab, which has a term of 2 years and is subject to automatic renewal, pursuant to which we agreed to sell hemp extracts to Canntab. Due to a need for additional warehouse space and disruptions caused by the Covid-19 pandemic, the Company has not distributed Canntab products to date. . On November 13, 2020, the Company entered into a Termination Agreement with Canntab, under which we terminated our agreements with Canntab and exchanged mutual releases.

NOTE 12 - RELATED PARTY CONSIDERATIONS

Some of the officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. We have not formulated a policy for the resolution of such conflicts.

On November 20, 2017, Dr. Dimitrov, former director of the Company, provided a notice to the Company stating that he was resigning from the Board, effective immediately. Dr. Dimitrov indicated that his resignation from the Board was based on the deteriorating relationship between the Company and Digital Diagnostics over the non-payment of fees owed by the Company pursuant to the licensing agreement between the Company and Digital Diagnostics (See Note 11). The Company paid $0 during the nine months ended September 30, 2020 and 2019. There was no change during the nine months ended September 30, 2020.

For the nine months ended September 30, 2020 and 2019, $0 and $26,975, respectively, was recognized in Research and Development expenses for consulting provided by Dr. Dimitrov, respectively. As of September 30, 2020 and December 31, 2019, $575,000 was included in accounts payable for both periods to KD Innovation Ltd., an affiliated entity of Dr. Dimitrov. There was no change during the nine months ended September 30, 2020.

On January 8, 2019, the Company entered into a Master Product Development and Supply Agreement with C2M (see Note 11). At September 30, 2020 and December 31, 2019, accounts payable to C2M related to purchase of finished products amounted to $8,342. During the nine months ended September 30, 2020, the Company did not purchase any finished products from C2M. C2M is a majority stockholder of the Company. During the nine months ended September 30, 2020, the Company recognized revenues from C2M of $315,800 from sales of flowers and recorded related cost of sales of $417,783. Additionally, accounts receivable from C2M as of September 30, 2020 amounted to $94,800.

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

From time to time, the Company’s subsidiary, EOW, receives advances from an affiliated company which is owned by three members of EOW for working capital purposes. The advances are non-interest bearing and are payable on demand. The Company advanced $127,500 during fiscal 2019 to these related parties which resulted in a receivable or due from related parties of $128,489 and $127,500 as of September 30, 2020 and December 31, 2019, respectively. These advances are short-term in nature, non-interest bearing and due on demand. The Company reclassed the $128,489 related party receivable to the stockholders’ equity section as of September 30, 2020.

As of September 30, 2020 and December 31, 2019, accounts receivable from a related party customer amounted to $12,860 and $18,860, respectively. The customer is an affiliated company which is substantially owned by a managing member of EOW.

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

As of September 30, 2020 and December 31, 2019, accounts payable from two affiliated companies and C2M totaled to $437,011 ($332,500, $96,169 and $8,342, respectively) for both periods.

From January 31, 2020 through September 30, 2020, the Company’s Interim Executive Chairman, Bobby Yampolsky, made a series of advances to the Company in the approximate total amount of $97,000 and has been included in due to related party as reflected in the accompanying unaudited condensed consolidated balance sheets. These advances are short-term in nature and non-interest bearing. On June 11, 2020, Mr. Yampolsky tendered his resignation as a member and interim chairman of the board of directors of the Company. Additionally, the Company agreed to pay $12,500 on June 11, 2020 and a monthly installment payment of approximately $7,084 beginning July 15, 2020 to June 15, 2021. On June 11, 2020, the Company paid $12,500 of these related party advances. The Company paid the first monthly installment in July 2020. The Company has not paid the August, September and October 2020 monthly installment payment and is currently in negotiations with the lender due to the missed payments. As of September 30, 2020, due to related party amounted to $77,916.

Note 13 – CONCENTRATION OF REVENUE AND SUPPLIER

During the nine months ended September 30, 2020, total sale of CBD products and hemp flowers to three customers represented approximately 77% (38%, 24% and 15% - related party) of the Company’s net sales. During the nine months ended September 30, 2019, total sale of CBD products to three customers represented approximately 55% (14%, 24% - related party, and 17%) of the Company’s net sales.

As of September 30, 2020, total accounts receivable from three customers represented approximately 92% (29%, 42% and 21% - related party) of total accounts receivable. As of December 31, 2019, total accounts receivable, net from two customers and one related party customer represented approximately 82% (18%, 38%, and 26% - related party) of total accounts receivable.

As of September 30, 2020, total accounts payable from two vendors represented approximately 40% (25% and 15%-related party) of total accounts payable. As of December 31, 2019, total accounts payable from two vendors and one affiliated company represented approximately 60% (12%, 30% and 18% -related party) of total accounts payable. The affiliated company is owned by three members of EOW.

During the nine months ended September 30, 2020, the Company purchased finished products from one vendor totaling approximately $976,000 (79% of the purchases). During the nine months ended September 30, 2019, the Company purchased finished products from C2M, totaling approximately $1,025,567 (100% of the purchases).

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

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

In accordance with the guidance provided by the Accounting Standards Codification (“ASC”) 250 – “Accounting Changes and Error Corrections” (“ASC 250”), SEC’s Staff Accounting Bulletin 99, Materiality (“SAB 99”) and Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), the Company has determined that the impact of adjustments relating to the corrections of this accounting error are not material to previously issued annual audited and unaudited financial statements and as such no restatement was necessary. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior year financial statements. Accordingly, these misstatements were corrected during the period ended September 30, 2020 and will be disclosed prospectively.

The effect on these revisions on the Company’s consolidated balance sheets is as follows:

	As of March 31, 2020
	Previously Reported	Adjustments	As Corrected
Consolidated Balance Sheet
Current assets	$1,661,211	$-	$1,661,211
Current liabilities	$5,338,486	$(564,628)	$4,773,858
Working capital (deficit)	$(3,677,275)	$564,628	$(3,112,647)
Total assets	$8,458,826	$(1,705,115)	$6,753,711
Total liabilities	$6,985,191	$(2,034,232)	$4,950,959
Total stockholders' equity	$1,473,635	$329,117	$1,802,752

	As of December 31, 2019
	Previously Reported	Adjustments	As Corrected
Consolidated Balance Sheet
Current assets	$2,429,235	$-	$2,429,235
Current liabilities	$4,190,544	$(382,196)	$3,808,348
Working capital (deficit)	$(1,761,309)	$382,196	$(1,379,113)
Total assets	$9,799,277	$(1,782,443)	$8,016,834
Total liabilities	$6,117,431	$(1,988,141)	$4,129,290
Total stockholders' equity	$3,681,846	$205,698	$3,887,544

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

	As of September 30, 2019
	Previously Reported	Adjustments	As Corrected
Consolidated Balance Sheet
Current assets	$3,255,169	$-	$3,255,169
Current liabilities	$2,052,454	$(302,196)	$1,750,258
Working capital (deficit)	$1,202,715	$302,196	$1,504,911
Total assets	$11,449,203	$(1,858,284)	$9,590,919
Total liabilities	$4,054,527	$(1,940,563)	$2,113,964
Total stockholders' equity	$7,394,676	$82,279	$7,476,955

The effect on these revisions on the Company’s consolidated statements of operations is as follows:

	For the Three Months Ended
	March 31, 2020
	Previously Reported	Adjustments	As Corrected
Consolidated Statements of Operations
Revenues	$836,000	$-	$836,000
Operating expenses	$2,192,767	$(123,419)	$2,069,348
Loss from operations	$(2,757,023)	$123,419	$(2,633,604)
Other income (expenses)	$(188,480)	$-	$(188,480)
Net loss	$(2,945,503)	$123,419	$(2,822,084)
Net Loss available to Exactus, Inc. common stockholders	$(2,789,684)	$123,419	$(2,666,265)
Basic & diluted EPS	$(0.06)	$0	$(0.06)

	For the Year Ended
	December 31, 2019
	Previously Reported	Adjustments	As Corrected
Consolidated Statements of Operations
Revenues	$345,680	$-	$345,680
Operating expenses	$9,177,988	$(205,698)	$8,972,290
Loss from operations	$(10,878,442)	$205,698	$(10,672,744)
Other income (expenses)	$653,936	$-	$653,936
Net loss	$(10,224,506)	$205,698	$(10,018,808)
Net Loss available to Exactus, Inc. common stockholders	$(10,591,487)	$205,698	$(10,385,789)
Basic & diluted EPS	$(0.31)	$0	$(0.31)

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

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

NOTE 15 - SUBSEQUENT EVENTS

In accordance with authoritative guidance, the Company has evaluated any events or transactions occurring after September 30, 2020, the balance sheet date, through the date of filing of this report and note that there have been no such events or transactions that would require recognition or disclosure in the unaudited condensed consolidated financial statements as of and for the quarter ended September 30, 2020, except as disclosed below.

Issuance of Convertible Note payable – related party

On October 27, 2020, the Company entered into a short-term convertible note for principal amount of $50,250 with a certain advisory board of director of the Company. The convertible note is due and payable on January 27, 2021 and bears interest at a rate of twelve (12%) percent per annum prior to the maturity date, and eighteen (18%) per annum if unpaid following the maturity date. The note may be converted at any time into common stock at the conversion price of $0.10 per share. However, the conversion rate is subject to adjustment upon the occurrence of certain events affecting stockholders generally, such as subdivision or combination and merger. The lender may not convert note to the extent that conversion would cause the lender to beneficially own a number of common shares which would exceed 4.99% of the Company’s then outstanding common shares following conversion. The Company may prepay the note at any time without penalty. Upon the occurrence of any of the following events the maturity date of this note shall accelerate and thereafter this note shall be immediately due and payable: (i) the Company (or any of its subsidiaries) shall obtain proceeds from the sale of hemp or hemp-derived products of a minimum aggregate amount of $500,000; or (ii) the Company shall close on the sale of any equity or equity-linked securities in the minimum amount of $100,000 net proceeds to the Company.

Additional Legal Proceedings

On October 26, 2020, SEP Communications, LLC filed a Complaint in the Circuit Court for Palm Beach County, Florida seeking repayment of $54,612.80 in amounts allegedly due and owing for marketing materials and related items. Also on October 26, 2020, Southeastern Printing Company filed a Complaint in the Circuit Court for Palm Beach County, Florida seeking repayment of $19,528 in amounts allegedly due and owing for printing services. The Company is evaluating the merits of these Complaints and will respond within the time allotted by local law. These amounts are recorded in accounts payable as reflected in the unaudited condensed consolidated balance sheets as of September 30, 2020.

Private Placement

On October 28, 2020, the Company concluded a private sale and issuance of common stock to the Company’s Interim CEO and Director, Emiliano Aloi. Mr. Aloi subscribed for 700,000 shares of common stock at a price of $0.05, for total proceeds of $35,000.

Notice of Default

The Company was unable to pay the September, October, or November 2020 payments under the convertible note issued on November 27, 2019 (see Note 9). On November 12, 2020, the Holder sent the Company a Notice of Default under the note and the Forbearance Agreement, and accelerated all amounts due thereunder. The Company is informed and believes that the note, which is governed by New York law, is unlawful under New York usury laws and is legally void. The Company is currently exploring our options for legal action against the Holder.

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

Due to declining market prices for industrial hemp and a shortage of available capital, we did not farm hemp on the Oregon properties in 2020. We do not currently intend to farm hemp in Oregon going forward. We fully impaired the remaining carrying value of the intangible assets related to the EOW farm leases and recorded an impairment expense of $1,412,727 during the three and nine months ended September 30, 2020.

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

We were unable to pay the September, October, or November 2020 payments under the note. On November 12, 2020, the Holder sent us a Notice of Default under the note and the Forbearance Agreement, and accelerated all amounts due thereunder. We are informed and believe that the note, which is governed by New York law, is unlawful under New York usury laws and is legally void. We are currently exploring our options for legal action against the Holder.

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

Canntab Agreements

On November 20, 2019, we entered into the Non-Exclusive Distribution and Profit Sharing Agreement with Canntab Therapeutics USA (Florida), Inc. Pursuant to the agreement, which has a term of 2 years and is subject to automatic renewal We are a non-exclusive distributor of certain Canntab products throughout the U.S. Canntab will not grant a third-party the right to promote, sell or deliver the products within the U.S. during the term of the agreement, subject to certain exceptions. In addition, we agreed to share equally with Canntab in the gross profits received from the sale of their products by us. With respect to Canntab’s sales of products, we will receive 10% of the gross profits. In connection with the Canntab Agreement, we also entered into a Supply Agreement with Canntab, which has a term of 2 years and is subject to automatic renewal, pursuant to which we agreed to sell hemp extracts to Canntab. Due to a need for additional warehouse space and disruptions caused by the Covid-19 pandemic, we have not distributed Canntab products to date. On November 13, 2020, the Company entered into a Termination Agreement with Canntab, under which we terminated our agreements with Canntab and exchanged mutual releases.

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

Results of Operations

Three and Nine months ended September 30, 2020 and 2019:

Net Revenues The Company is principally engaged in the business production and selling of products made from industrial hemp. During the nine months ended September 30, 2020, we generated total revenues of $2,045,290 from the sale of CBD products and hemp flowers, including revenues of $315,800 from a related party, C2M, who is a majority stockholder of the Company, for the nine months ended September 30, 2020 as compared to revenues of $215,816, including revenues from a related party of $52,659 from C2M during the nine months ended September 30, 2019.

During the three months ended September 30, 2020, we generated total revenues of $678,050 from the sale of CBD products and hemp flowers, as compared to revenues of $60,153, including revenues from a related party of $12,140 from C2M during the three months ended September 30, 2019.

The increase in revenues during the three and nine months ended September 30, 2020 was primarily related to a new customer who represented approximately 24% and 38%, respectively, of the Company’s net sales.

Cost of Sales The primary components of cost of sales include the cost of the CBD product and hemp crops. For the nine months ended September 30, 2020, the Company’s cost of sales amounted to $2,586,047 which primarily represents cost of CBD products and hemp flowers sold including cost of hemp flowers sold to C2M for a total of $417,783 and inventory write-off of hemp flowers of $690,000 due to damages from mold as compared to cost of sales of $216,205 during the nine months ended September 30, 2019.

For the three months ended September 30, 2020, the Company’s cost of sales amounted to $563,521 which primarily represents cost of CBD products and hemp flowers sold including inventory write-off of hemp flowers for a total of $30,000 as compared to cost of sales of $100,418 during the three months ended September 30, 2019.

The increase in cost of sales during the three and nine months ended September 30, 2020 was primarily due to an increase in Company’s net sales and inventory write-off of hemp flowers due to damages from mold.

Operating Expenses

For the nine months ended September 30, 2020, we incurred $6,522,387 in operating expenses as compared to $5,721,179 for the nine months ended September 30, 2019, an increase of $801,208 or 14%. For the three months ended September 30, 2020, we incurred $3,008,426 in operating expenses as compared to $1,980,398 for the three months ended September 30, 2019, an increase of $1,028,028 or 52%. The increase in operating expenses consisted of the following:

General and administrative expenses increased by $215,074, or 10%, from $2,096,752 for the nine months ended September 30, 2019 to $2,311,826 for the nine months ended September 30, 2020, an increase in amortization of intangible asset and depreciation expenses of approximately $222,000, increase in bad debt of approximately $43,000, increase lease expense and rent expense of approximately $29,000, increase in compensation including employee benefits of approximately $109,000 offset by decrease in other general administrative expenses of approximately $188,000 primarily due to travel expenses, recruiting expenses, meals and entertainment, licenses, dues and subscriptions, and office expenses.

A decrease in general and administrative expenses by $340,410, or 33%, from $889,214 for the three months ended September 30, 2019 to $548,804 for the three months ended September 30, 2020, primarily due to a decrease in amortization of intangible asset and depreciation expenses of approximately $11,000, decrease in bad debt of approximately $8,000, decrease lease expense and rent expense of approximately $17,000, and decrease in compensation including employee benefits of approximately $164,000 and decrease in other general administrative expenses of approximately $140,000 primarily due to travel expenses, recruiting expenses, meals and entertainment, dues and subscriptions, and office expenses

Impairment expense increased by $2,093,883 or 100%, from $0 for the nine months ended September 30, 2019 to $2,093,883 for the nine months ended September 30, 2020, and increased by $2,036,012 or 100%, from $0 for the three months ended September 30, 2019 to $2,036,012 for the three months ended September 30, 2020. During the three and nine months ended September 30, 2020, the Company impaired the remaining carrying value on the Company’s farm property and equipment (see Note 5), impairment of security deposit related to the termination of a commercial lease agreement (see Note 7) and impairment of intangible assets related to farm leases (see Note 6) due to management’s intent of not pursuing farm operations in Oregon in year 2021 crop season and the non-renewal of the related EOW farm leases.

Selling and marketing expenses decreased by $100,472, or 17%, from $605,596 for the nine months ended September 30, 2019 to $505,124 for the nine months ended September 30, 2020, primarily due to decrease in promotions, samples and product awareness. A decrease of $284,992 or 76% from $377,116 for the three months ended September 30, 2019 to $92,124 for the three months ended September 30, 2020, primarily due to decrease in promotions, samples and product awareness and decrease payroll expenses related to our sales and marketing employees.

Professional and consulting fees decreased by $1,262,341, or 44%, from $2,873,895 for the nine months ended September 30, 2019 to $1,611,554 for the nine months ended September 30, 2020, primarily due to decreased stock-based consulting fees related with the grant of stock options and warrants and issuance of stocks to consultants and decrease in investor relations services. A decrease of $331,371, or 50%, from $662,857 for the three months ended September 30, 2019 to $331,486 for the three months ended September 30, 2020, primarily due to increased stock-based consulting fees related to restricted common stock grants to our new members of the board and decrease in investor relations services.

Research and development decreased by $36,975 or 100%, from $36,975 for the nine months ended September 30, 2019 to $0 for the nine months ended September 30, 2020, and decreased of $10,000 or 100%, from $10,000 for the three months ended September 30, 2019 to $0 for the three months ended September 30, 2020 as the Company delayed projects until additional funds are raised.

Other Expenses, net

Derivative (loss) gain decreased by $1,852,265 or 127%, from $(1,454,729) for the nine months ended September 30, 2019 to $397,536 for the nine months ended September 30, 2020, and increase in derivative gain of $41,068 or 100% from $0 for the three months ended September 30, 2019 to $41,068 for the three months ended September 30, 2020 primarily due to the adjustments to fair value and reflects the decrease of our stock price at quarter end.

Gain on extinguishment of debt increased by $35,174 and $74,316, or approximately 100%, from $0 for the three and nine months ended September 30, 2019 to $35,174 and $74,316 for the three and nine months ended September 30, 2020, respectively, primarily due to the conversion of notes and interest into common stock during the second and third quarter of 2020. We did not have comparable gains or losses during the three and nine months ended September 30, 2019.

(Loss) Gain on stock settlement of debt increased by $3,027,629, or approximately 101%, from $3,004,629 for the nine months ended September 30, 2019 to ($23,000) for the nine months ended September 30, 2020 due to the conversion of notes and interest into common and preferred shares during the nine months ended September 30, 2019. A decrease in loss on settlement of debt of $3,000 or 100% from $0 for the three months ended September 30, 2019 to $0 for the three months ended September 30, 2020.

Interest expense increased by $576,667, or 155%, from $371,537 for the nine months ended September 30, 2019 to $948,204 for the nine months ended September 30, 2020. An increase in interest expense of $236,958, or 11,257%, from $2,105 for the three months ended September 30, 2019 to $239,063 for the three months ended September 30, 2020. The increase in interest expense is primarily due to increase in amortization of debt discount and debt issuance cost related to our convertible note payable issued in November 2019.

Net Loss

As a result of the foregoing, we generated a net loss of $7,562,496 for the nine months ended September 30, 2020 as compared to a net loss of $4,543,205 for the nine months ended September 30, 2019 and a net loss of $3,056,718 for the three months ended September 30, 2020 as compared to a net loss of $2,025,768 for the three months ended September 30, 2019, as a result of the items discussion above.

As a result of the foregoing, we generated a net loss available to stockholders of $6,081,726 or $(0.13) per common share – basic and diluted, for the nine months ended September 30, 2020 as compared to a net loss available to stockholders of $5,086,027 or $(0.16) per common share – basic and diluted, for the nine months ended September 30, 2019 and a net loss available to stockholders of $1,886,391 or $(0.04) per common share – basic and diluted, for the three months ended September 30, 2020 as compared to a net loss available to stockholders of $1,852,088 or $(0.05) per common share – basic and diluted, for the three months ended September 30, 2019, as a result of the discussion above.

Liquidity and Capital Resources

These unaudited condensed consolidated financial statements are presented on the basis that the Company will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business. No adjustment has been made to the carrying amount and classification of the Company’s assets and the carrying amount of its liabilities based on the going concern uncertainty. Since our inception in 2008, we have generated losses from operations. As of September 30, 2020, our accumulated deficit was $27,005,407.  As of September 30, 2020, we had $59,053 in cash and working capital deficit of $3,649,981. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. In addition, due to insufficient revenue, we will need to obtain further funding through public or private equity offerings, debt financing, collaboration arrangements or other sources in order to maintain active business operations. We currently do not have sufficient cash flow to pay our ongoing financial obligations on a consistent basis. The issuance of any additional shares of Common Stock, preferred stock or convertible securities could be substantially dilutive to our shareholders. In addition, adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital, we will be forced to delay, reduce or eliminate our research and development programs, wemay not be able to continue as a going concern, and we may be forced to discontinue operations. These unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company has various principal outstanding balances for a total of $577,147 from convertible notes as of September 30, 2020. The convertible notes bear interest at a rate ranging from 5% to 8% per annum and will mature from November 26, 2020 and February 1, 2023. Additionally, the Company has various principal outstanding balances for a total of $413,527 of notes payable from related and unrelated parties as of September 30, 2020. The notes bear interest at a rate ranging from 1% to18% per annum and maturity dates from December 2019 to May 2050.

Net cash used in operating activities for the nine months ended September 30, 2020 was $563,022, due to our net loss of $7,562,496, in addition to non-cash charges related to convertible loan notes derivative gain of $397,537, gain on extinguishment of debt of $74,315, offset by amortization of debt discounts and debt issuance cost of $780,751, amortization of intangible assets of $734,584, amortization of prepaid stock-based expenses of $541,257, depreciation expense of $82,143, inventory reserve of $690,000, impairment expense of $2,093,883, bad debt expense of $52,845, non-cash interest of $90,000, loss on settlement of debt of $23,000 and stock-based compensation of $1,209,371. Net changes in operating assets and liabilities totaled $1,051,797, which is primarily attributable to an increase in total accounts receivable of $109,432, an increase in accounts receivable-related party of $88,800, an increase in accounts payable of $368,199, an increase in accrued expenses of $358,710, decrease in inventory of $545,245, decrease in prepaid expense and other current assets of $122,930, decrease in deposit of $40,000, and a net decrease in unearned revenues of $74,000.

Net cash used in operating activities for the nine months ended September 30, 2019 was $5,027,674, due to our net loss of $4,543,205, offset by non-cash charges related to convertible loan notes derivative loss of $1,454,729, amortization of debt discounts of $339,806, amortization of intangible assets of $558,024, amortization prepaid stock-based expenses of $110,416, depreciation expense of $36,720, and stock-based compensation of $2,376,050 offset by $3,004,629 for a debt settlement gain. Net changes in assets and liabilities totaled of $2,364,992, which is primarily attributable to increases in total accounts receivable of $85,033 inventory of $2,298,919, prepaid expenses and other current assets of $94,758, and total accounts payable and accrued expenses of $216,795.

No cash was used in investing activity for the nine months ended September 30, 2020. Net cash used in investing activity for the nine months ended September 30, 2019 was $2,053,703. We paid cash for the purchase of membership interest in subsidiary for $1,467,500 in connection with a Purchase Agreement and purchase of equipment for $586,203 as compared to none during the prior period.

Net cash provided by financing activities for the nine months ended September 30, 2020 was $603,670, due to proceeds from sale of our Common Stock of $350,000, related party advances of $97,000, proceeds from exercise of stock options of $6,000, and net proceeds from the issuance of notes payable and convertible notes $355,929, offset by total note repayments of $185,186 and repayments on related party advances of $19,084.

Net cash provided by financing activities for the nine months ended September 30, 2019 was $7,085,103, due to proceeds from sale of our Common Stock of $7,012,046, net proceeds from the issuance of notes payable and convertible notes $221,129, advance from related party of $231,035 offset by note repayments of $218,572 and repayment on related party advances of $160,535.

The Company had principal outstanding balance of $100,000 from convertible notes and such principal balance has been reclass to current portion as of September 30, 2020. The convertible notes bear interest at a rate of 5% per annum and will mature on February 1, 2023. If a qualified financing from which at least $5 million of gross proceeds occurs prior to the maturity date, then the outstanding principal balance of the notes, together with all accrued and unpaid interest thereon, shall be automatically converted into common stock at $0.40 per Share. We believe this threshold has been met, and conversion of the note is pending.

In addition, the Company had a principal balance of $477,147 under senior secured convertible promissory notes issued to an institutional investor under the Securities Purchase Agreement dated November 27, 2019. These notes bear interest at a rate of 8% and mature one year after their issuance. These notes are issued at 10% original issue discount and include 1/3 warrant coverage as additional consideration to the lender. All warrants are exercisable at $0.756 per share. The notes are convertible at a price of $0.50 per share. Additional debt financing on the same terms is available under the Securities Purchase Agreement, with: (1) an additional purchase of $277,778 in notes and associated warrants expected to occur on the third business day after the date of the filing of a registration statement on Form S-1 for the shares issuable upon conversion of the notes as required under a Registration Rights Agreement; and (2) an additional purchase of $833,333 in notes and associated warrants upon effectiveness of the registration statement. At this time, we are delinquent in our payments under the initial convertible note, with the May 1, 2020 and April 1, 2020 payments currently in arrears. We intend to make these payments and the upcoming monthly payments with receipts from product sales and/or the proceeds of additional equity funding.

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

Off Balance Sheet Arrangements

As of September 30, 2020, we had no material off-balance sheet arrangements.

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

Potential Impacts of the COVID-19 Pandemic on Our Business and Operations

In March 2020, the outbreak of COVID-19 (coronavirus) caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization, and the outbreak has become increasingly widespread in the United States, including in each of the areas in which we operate. The COVID-19 (coronavirus) outbreak has had a notable impact on general economic conditions, including but not limited to the temporary closures of many businesses, “shelter in place” and other governmental regulations, reduced business and consumer spending due to both job losses and reduced investing activity, among many other effects attributable to the COVID-19 (coronavirus), and there continue to be many unknowns. While to date we have not been required to stop operating, management has evaluated the use of its office space, virtual meetings and the like. Currently, the Company is utilizing its office space as well as well as virtual meetings. When in the office, all employees observe social distancing and wear face masks. The Company’s operations may have been impacted by the COVID-19 shutdown, however, sales efforts have continued. We continue to monitor the impact of the COVID-19 (coronavirus) outbreak closely. The extent to which the COVID-19 (coronavirus) outbreak will impact our ability to obtain financing or future financial results is uncertain.

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

Recent Accounting Updates Not Yet Effective

In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivative and Hedging (Topic 815, and Leases (Topic 841). This new guidance will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual reporting periods. While the Company is continuing to assess the potential impacts of ASU 2019-10, it does not expect ASU 2019-10 to have a material effect on its financial statements.

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

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity's Own Equity (Subtopic 815-40), which eliminates the beneficial conversion and cash conversion accounting models for convertible instruments, amends the accounting for certain contracts in an entity's own equity that are currently accounted for as derivatives because of specific settlement provisions, and modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS calculation. The standard is effective for annual periods beginning after December 15, 2021, and interim periods within those reporting periods. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those reporting periods. The standard can be adopted under the modified retrospective method or the full retrospective method. The Company is currently evaluating the impact of this guidance.

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

Our CEO and CFO believe that as of September 30, 2020, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The conclusion was due to the presence of the following material weaknesses in disclosure controls and procedures due to our small size and limited resources: (i) inadequate segregation of duties and effective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both U.S. GAAP and SEC Guidelines; (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; and (iv) no written whistleblower policy.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2020 that have materially affected, or is reasonably likely to materially affect, our internal over financial reporting.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On September 9, 2019, Dr. Krassen Dimitrov, a former director, commenced an arbitration proceeding against the Company and its wholly-owned subsidiary Exactus Biosolutions, Inc. before the American Arbitration Association.  The complaint alleges breach of a consulting agreement for services by Dr. Dimitrov during 2017-2019, among other claims, and seeks $750,000 in damages.  The Company has filed an answer denying the claims and asserting numerous counterclaims against Dr. Dimitrov and his affiliated entities, KD Innovation Ltd., and Digital Diagnostics, Inc.  An arbitrator has been appointed in the matter. On August 26, 2020, the arbitration proceeding was closed by order of the appointed arbitrator due to non-payment of arbitration fees. Although the case is currently closed, it may be re-opened in the event that Dr. Dimitrov and/or his affiliated entities were to file a new notice of arbitration and pay the appropriate fees.

On February 26, 2020 a complaint was filed against the Company in the Circuit Court, Palm Beach County, Florida on behalf of two former employees of the Company.  The case is entitled Ryan Borcherds and Miriam Martinez vs. Exactus, Inc. (Case No. 103978709). These former employees were hired in January 2020.  The complaint alleged the Company failed to pay wages and compensation to 2 employees under the Fair Labor Standards Act, breach of contract and violation of various Florida statutes, including allegations on behalf of other similarly situated persons.  On May 8, 2020, an amended complaint was filed against the Company in the Circuit Court, Palm Beach County, Florida on behalf of six former employees, with one additional employee added to the suit in June 2020. The amended case is entitled Ryan Bocherds, Marc Reiss, Jeannine Boffa, Benjamin Blair, Miriam Martinez and Michael Amoroso vs. Exactus, Inc, (Case No. 50-2020-CA-002274-MB). The other four former employees were hired between April 2019 and December 2019. As of September 30, 2020 and December 31, 2019, the Company has recorded total accrued salaries of $31,960 and $26,494 related to these former employees, respectively. On September 8, 2020, the Company entered into settlement agreements and mutual releases with all plaintiffs. Under the settlement agreements, the Company is obligated to pay a total of $131,130 (including $16,000 in legal fees, and excluding any applicable payroll taxes) to the plaintiffs. Under the settlement agreements, the Company paid each plaintiff 50% of the settlement amount at the time of signing, and are obligated to pay the remaining settlement amounts in six monthly installments. The first monthly installment for each plaintiff has been paid.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS.

Subsequent to the reporting period, on October 29, 2020, the Company issued 700,000 shares of its common stock at a subscription price of approximately $0.05 per share, for total proceeds of $35,000. The issuance of the shares was exempt from registration under Rule 506 of Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit

10.1	Mutual Termination Agreement with Canntab Therapeutics Limited
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in Extensible Business Reporting Language (XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Exactus, Inc.

November 18, 2020	/s/ Emiliano Aloi
Emiliano Aloi
Interim Chief Executive Officer and and Principal Executive Officer

/s/ Kenneth E. Puzder
Kenneth E. Puzder
Chief Financial Officer and Principal Accounting Officer