Form 10-K
period 2020-12-31
Exactus, Inc.
filed 2021-04-15
CIK 1552189

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2020

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

The aggregate market value of the common stock held by non-affiliates as of June 30, 2020 was $3.5 million.

The outstanding number of shares of common stock as of March 31, 2021 was 99,632,710.

-i-

Cautionary Statement Regarding Forward-Looking Statements

This annual report on Form 10-K (this “Annual Report”) contains forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” “may,” “intends,” “targets” and similar expressions or variations of such words are intended to identify forward-looking statements but are not the exclusive means of identifying forward-looking statements in this Annual Report. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. All statements other than statements about historical facts are statements that could be deemed forward-looking statements, including, but not limited to, statements that relate to our future revenue, product development, customer demand, market acceptance, growth rate, competitiveness, gross margins, and expenditures.

Although forward-looking statements in this Annual Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks, uncertainties, and changes in condition, significance, value and effect, including those discussed below under the heading “Risk Factors” within Part I, Item 1A of this Annual Report and other documents we file from time to time with the Securities and Exchange Commission (the “SEC”), such as our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value, and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report and are based on information currently and reasonably known to us. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that may arise after the date of this Annual Report, other than as required by law. Readers are urged to carefully review and consider the various disclosures made in this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

-ii-

PART I

Item 1. Business

Business Overview

We are a Nevada corporation organized under the name Solid Solar Energy, Inc in 2008 and renamed Exactus, Inc. in 2016. We have pursued opportunities in Cannabidiol, which we refer to as CBD, since 2019.

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

Our principal executive offices were located at 80 NE 4th Avenue, Suite 28 Delray Beach, FL 33483 until mid-2020 when we commenced remote operations due to Covid-19, and our telephone number is (800) 881-9352.

Farming Operations

During most of 2020 we were engaged in marketing of hemp derived products sourced from our leased farming operations. Through our majority-owned subsidiary, Exactus One World, LLC (“EOW”) we held one-year leases, for approximately 200 acres of farmland in southwest Oregon for growing hemp. Our initial efforts to pursue agricultural development, including farm soil preparation, planting, harvesting, transportation and drying, were situated at farms from which we shipped hemp biomass to third parties for processing. Due to a rapid decline in commodity prices for industrial hemp experienced during 2020 we suspended all farming operations during 2020, and entered into a supply agreement with Hemptown USA, Inc. to provide us with industrial hemp.

Industrial Hemp

We seek to take advantage of an emerging worldwide trend to utilize the production of cannabinoids derived from industrial hemp, such as CBD, CBG and CBN, to produce consumer products. Hemp is being used in cosmetics, nutritional supplements, and animal feed, where we also intend to focus our efforts. The market for hemp-derived products is expected to increase substantially over the next five years.

The therapeutic potential of cannabinoids is attributable to the valuable overlap between phyto-cannabinoids (i.e. plant-derived cannabinoids) and the endogenous cannabinoid system in humans, termed a “therapeutic handshake”. Clinical trials demonstrate few adverse effects from oral CBD doses of up to 1,500 mg/day or up to 30 mg IV. The scientific understanding of CBD’s clinical effects is based mostly on studies in specific indications, like epilepsy. One company, GW Pharmaceuticals pls, a leading company developing pharmaceutical drugs and cannabinoid-based medicines, has sought and obtained US and foreign approvals since 2018. EPIDIOLEX®/EPIDYOLEX® (cannabidiol), the first prescription, plant-derived cannabis-based medicine approved by the U.S. Food and Drug Administration (FDA) for use in the U.S. and the European Commission (EC) for use in Europe, is an oral solution which contains highly purified cannabidiol (CBD). In the U.S., EPIDIOLEX® is indicated for the treatment of seizures associated with Lennox-Gastaut syndrome (LGS), Dravet syndrome or Tuberous Sclerosis Complex (TSC) in patients one year of age and older. EPIDIOLEX® has received approval in the European Union under the tradename EPIDYOLEX® for adjunctive use in conjunction with clobazam to treat seizures associated with LGS and Dravet syndrome in patients two years and older. In September 2020, EPIDYOLEX® was approved by the Australian Therapeutic Goods Administration (TGA) for use in Australia for the treatment of seizures associated with LGS or Dravet syndrome in patients two years of age and older. EPIDYOLEX® has received Orphan Drug Designation from the European Medicines Agency (EMA) for the treatment of seizures associated TSC.

Healthcare

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

Competition

We believe a multitude (hundreds) of companies, large and small, have launched or intend to launch retail brands and white label products containing cannabinoids like CBD. Many of these are dependent upon third parties to provide raw material inventory for sale. We believe this makes many of the participants in the industry vulnerable to shortages, quality issues, reliability, and pricing variability. Our industry relationships may allow us to build an efficient supply chain that will put us among the few companies that maintain a competitive pricing and supply advantage.

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

Since we have a limited operating history in our current business of hemp-based CBD, it will make it difficult for investors and securities analysts to evaluate our business and prospects. You must consider our prospects in light of the risks, expenses and difficulties we face as an early-stage company with a limited operating history. Investors should evaluate an investment in our company considering the uncertainties encountered by early-stage companies in an intensely competitive industry and in which the potential hemp-based CBD competition and farming, extraction, production and manufacturing companies are large well capitalized companies with resources (financial and otherwise) significantly greater than the Company’s. There can be no assurance that our efforts will be successful or that we will be able to become profitable.

We have sustained losses in the past and we may sustain losses in the foreseeable future.

We have incurred losses from operations in prior periods, including the years ended December 31, 2020 and 2019.  Our loss from operations for the year ended December 31, 2020 was $10.6 million and our net loss was $10.9 million for the year ended December 31, 2020. Our accumulated deficit was $30.4 million at December 31, 2020, which includes significant non-cash charges. We expect to sustain losses in the foreseeable future and may never be profitable.

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

The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended December 31, 2020 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our auditor’s doubts are based on our recurring losses from operations, negative cash flows from operating activities and accumulated deficit. Our ability to continue as a going concern will be determined by our ability to obtain additional funding in the short term to enable us to fund our operations. If we are unable to raise additional capital or secure additional lending soon, management expects that we will need to curtail our operations.

We may not be able to successfully implement our strategy on a timely basis or at all.

Our future success depends on our ability to implement our strategy of expanding into new markets and new distribution channels and attracting new consumers to our brand. Our ability to implement this strategy depends, among other things, on our ability to:

●
establish our reputation as a well-managed enterprise committed to delivering premium quality products;

●
enter into distribution and other strategic arrangements with retailers and other potential distributors of our products;

●
continue to effectively compete in specialty channels and respond to competitive developments;

●
identify, expand and maintain loyal customers;

●
maintain and, to the extent necessary, improve our standards for product quality, safety and integrity;

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

We may not be able to successfully implement our strategy and may need to change our strategy in order to maintain our growth. If we fail to implement our strategy or if we invest resources in a strategy that ultimately proves unsuccessful, our business, financial condition and results of operations may be materially adversely affected.

We may have difficulties managing our anticipated growth, or we may not grow at all.

If we succeed in growing our business, such growth could strain our management team and capital resources. Our ability to manage operations and control growth will be dependent on our ability to raise and spend capital to successfully attract, train, motivate, retain, and manage new members of senior management and other key personnel and continue to update and improve our management and operational systems, infrastructure and other resources, financial and management controls, and reporting systems and procedures. Failure to manage our growth effectively could cause us to misallocate management or financial resources, and result in additional expenditures and inefficient use of existing human and capital resources or we otherwise may be forced to grow at a slower pace that could impair or eliminate our ability to achieve and sustain profitability. Such slower than expected growth may require us to restrict or cease our operations and go out of business.

The focus of our business is to purchase and sell hemp-based products. We may not be able to successfully buy and sell products and, if we acquire hemp-based products from third parties, we may fail to realize all of the anticipated benefits of our business plans and efforts.

There is significant risk involved in connection with our activities in which we seek to pursue hemp-based businesses. We have no prior experience as an operator of hemp-based businesses. The investment in farm operations intended to produce sales and our business model failed to produce anticipated benefits, due to oversupply, rapidly declining prices and our inability to establish significant markets. Failure to successfully effectively utilize our biomass created from farming and extract ingredients to produce or sell, or scale our operations, had had and may continue to have a material adverse effect on our business, financial condition and results of operations.

Therefore, there is no assurance that the hemp-based business will be successful, will occur timely or in a timeframe that is capable of prediction, or will generate enough revenue to recoup our investment.

We may not be able to manage our manufacturing and supply chain effectively, which may adversely affect our results of operations.

We must accurately forecast demand for all our products in order to ensure that we have enough products available to meet the needs of our customers. Our forecasts are based on multiple assumptions that may cause our estimates to be inaccurate and affect our ability to obtain adequate third-party contract manufacturing capacity in order to meet the demand for our products, which could prevent us from meeting increased customer demand and harm our brand and our business. If we do not accurately align our purchasing capabilities with customer demand, our business, financial condition and results of operations may be materially adversely affected.

During 2020, we relied upon five outside suppliers for our supply of CBD and CBG. During 2021, we intend to leverage and build upon existing relationships with suppliers. We will remain, dependent on a small number of suppliers for our products. If any of our limited number of suppliers were to go out of business, we might be unable to find a replacement for such sources in a timely manner, if at all. If a supplier were to be acquired by a competitor, the competitor may elect not to sell to us at all. The loss of a supplier could cause additional difficulties in finding a substitute supplier given the strict licensing requirements in this industry and there are a limited number of suppliers that currently hold such licenses and comply with the 2014 Farm Bill. If for any reason we were to change any one of our third-party contract manufacturers, we could face difficulties that might adversely affect our ability to maintain an adequate supply of our products, and we would incur costs and expend resources while making the change. Moreover, we might not be able to obtain terms as favorable as those received from our current third-party suppliers and contract manufacturers, which in turn would increase our costs.

In addition, we must continuously monitor our inventory and product mix against anticipated demand. If we underestimate demand, we risk having inadequate supplies and damaging supplier relationships. We also face the risk of having too much inventory on hand that may reach its expiration date and become unsalable, and we may be forced to rely on markdowns or promotional sales to dispose of excess or slow-moving inventory. If we are unable to manage our supply chain effectively, our operating costs could increase, and our profit margins could decrease.

Reliance on other Manufacturers.

The ability to compete and grow will be dependent on it having access, at a reasonable cost and in a timely manner, to skilled labor, equipment, facilities, and raw materials. No assurances can be given that we will be successful in maintaining a required supply of skilled labor, equipment, facilities or raw materials.

We rely on third parties for extraction, processing, and manufacturing. The Company cannot provide assurance that access to other manufacturers for supply, expertise, or materials will not be limited, not be interrupted, not be restricted in certain geographic regions, or be of satisfactory quality or be delivered in a timely manner. In this regard, we will require continued access to Current Good Manufacturing Practices (“cGMP”) manufacturer facilities, testing laboratories, qualified extraction facilities, processing, manufacturing and related services. If we are unable to obtain access to a cGMP manufacturer, for example, or any of the other supply chain elements involved in our plans, we may be restricted from operations which would have a materially adverse effect on our business and operations.

We are heavily reliant on a small number of customers and suppliers.

During the year ended December 31, 2020, 3 customers represented 82% of our total net sales of CBD products, including Ceed2Med, LLC (“C2M”), a related party. The loss of any of these customers or their inability to make future payments could significantly impact our business and results of operation. In addition, we purchased most of our finished products from three suppliers. In January 2021, the Company and C2M agreed to cancel all obligations and agreements. C2M is also engaged in the business of farming and selling hemp and hemp-derived products and is a competitor. Our heavy reliance on a limited number of suppliers for our products could have significant impact on our business and results of operation in the event of any shortage of, or delay in, the supply. The loss of any supplier could significantly impact our business and results of operation.

If we fail to manage our existing assets and third-party relationships (such as, extractors, producers, distributors, shippers and retail distribution clients) effectively, our revenue and profits could decline, and should we fail to acquire additional revenues, our growth could be impeded.

Our success depends in part on our ability to manage our third-party relationships necessary to effectively manage our assets.  Our vendors and providers are not bound by long-term contracts that ensure us a consistent access to necessary expertise, which is crucial to our ability to generate revenues and earnings. The ability to utilize third parties and benefit from our assets will depend on various factors, some of which are beyond our control.

We are reliant on key inputs and changes in their costs could negatively impact our profitability.

Our business is dependent on several key inputs and their related costs including raw materials and supplies related to product development and manufacturing operations. Any significant interruption or negative change in the availability or economics of the supply chain for key inputs could materially impact our business, financial condition, results of operations or prospects. Some of these inputs may only be available from a single supplier or a limited group of suppliers. If a sole source supplier was to go out of business, we might be unable to find a replacement for such source in a timely manner or at all. If a sole source supplier were to be acquired by a competitor, that competitor may elect not to sell to us in the future. Any inability to secure required supplies and services or to do so on appropriate terms could have a materially adverse impact on our business, financial condition, results of operations or prospects.

Fluctuations in the cost of ingredients, labor and other costs could adversely affect our operating results.

Our principal products contain hemp-derived CBD oil and isolate. Increases and unexpected decreases in the cost of ingredients in our products could have a material adverse effect on our operating results. Significant price increases, market conditions, weather, acts of God and other disasters could materially affect our operating results. An increase in our operating costs could adversely affect our profitability. Factors such as inflation, increased labor and employee benefit costs and increased energy costs may adversely affect our operating costs. Decreases in demand or excess availability of biomass may cause unexpected decreases in raw materials and corresponding decrease in the retail price of CBD products. As a result, as experienced during 2020, we may experience situations where the cost paid for inventory exceeds the current retail market. Many of the factors affecting costs are beyond our control and we may not be able to pass along increased costs to our customers.

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

The Company is currently subject to disputes and litigation with several vendors and former employees principally related to termination, failure to perform and unpaid wages.

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

The success of new products depends on several factors, including proper new product definition, timely completion, and introduction of these products, differentiation of new products from those of our competitors, regulatory compliance, and market acceptance of these products. There can be no assurance that we will successfully identify additional new product opportunities, develop, and bring new products to market in a timely manner, or achieve market acceptance of our products, or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive.

Our future success depends on our ability to grow and expand our customer base. Our failure to achieve such growth or expansion could materially harm our business.

To date, our revenue growth plans have been derived from projected sales of our products, not actual sales or historical experience. Our success depends on us achieving greater and broader acceptance of our products and expanding our customer base. There can be no assurance that customers will purchase our products or that we will continue to expand our customer base. If we are unable to effectively market or expand our product offerings, we will be unable to grow and expand our business or implement our business strategy. This could materially impair our ability to increase sales and revenue and materially and adversely affect our margins, which could harm our business and cause our stock price to decline.

Our suppliers could fail to fulfill our orders or provide raw materials to manufacture, package or distribute our products, which would disrupt our business, increase our costs, harm our reputation, and potentially cause us to lose our market.

We depend on third party suppliers for materials used for our products, such as bottles, caps, boxes, shipping materials and labels. These suppliers could fail to produce products to our specifications or in a workmanlike manner and may not deliver the material or products on a timely basis. Our suppliers may also have to obtain inventories of the necessary materials and tools for production. Any change in our suppliers’ approach to resolving production issues could disrupt our ability to fulfill orders and could also disrupt our business due to delays in finding new suppliers, providing specifications and testing initial production. Such disruptions in our business and/or delays in fulfilling orders could harm our reputation and could potentially cause us to lose our market.

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

Due to the competitive nature of our industry, we must effectively and efficiently promote and market our products to sustain and improve our competitive position in our market. Marketing investments may be costly. In addition, we may, from time to time, change our marketing strategies and spending, including the timing or nature of our trade promotions and incentives. We may also change our marketing strategies and spending in response to actions by our customers, competitors and other companies that manufacture and/or distribute our products. The sufficiency and effectiveness of our marketing and trade promotions and incentives are important to our ability to retain and improve our market share and margins. If our marketing and trade promotions and incentives are not successful or if we fail to implement sufficient and effective marketing and trade promotions and incentives or adequately respond to changes in industry marketing strategies, our business, financial condition and results of operations may be adversely affected.

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

We may be subject to product liability claims, regulatory action and litigation if our products are alleged to have caused loss or injury or failed to include adequate instructions for use or failed to include adequate warnings concerning possible side effects or interactions with other substances. Previously unknown adverse reactions resulting from use and consumption of CBD products alone or in combination with other medications or substances could also occur. In addition, the sale of any ingested product involves a risk of injury due to tampering by unauthorized third parties or product contamination. Our products may also be subject to product recalls, including voluntary recalls or withdrawals, if they are alleged to pose a risk of injury or illness, or if they are alleged to have been mislabeled, misbranded or adulterated or to otherwise be in violation of governmental regulations. We may in the future have to recall, certain of our products as a result of potential contamination and quality assurance concerns. A product liability claim or regulatory action against us could result in increased costs and could adversely affect our reputation and goodwill with our patients and consumers generally. We do not carry product liability insurance. As a result, a successful product liability claim brought against us would have a material adverse effect on our business and results of operations. Although we are seeking to acquire product liability insurance, there can be no assurance that we will be able to obtain product liability insurance on acceptable terms or with adequate coverage against potential liabilities. Such insurance is expensive and may not be available on acceptable terms, or at all. The inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could result in us becoming subject to significant liabilities that are uninsured and could adversely affect our commercial arrangements with third parties.

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

Acquisitions generally involve significant risks, including difficulties in the assimilation of the assets, services and technologies we acquire or industry overlay on which the assets are applicable, diversion of management's attention from other business concerns, overvaluation of the acquired assets, and the acceptance of the acquired assets and/or businesses.  To date, our previous acquisitions have been unsuccessful. Future acquisitions may have a number of adverse effects upon us including adverse financial effects and may seriously disrupt our management’s time. The integration of acquired assets may place a significant burden on management and our internal resources. The diversion of management attention and any difficulties encountered in the integration process could harm our business.

We face risks associated with strategic acquisitions.

We have strategically acquired several operations, which to date have not provided the anticipated operational or financials benefits. These acquisitions involved a number of financial, accounting, managerial, operational, legal, compliance and other risks and challenges and may continue to negatively affect our business and operations.

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

Our success will depend on our ability to retain our current management and key employees, and to attract and retain qualified personnel in the future, and we cannot guarantee that we will be able to retain our personnel or attract new, qualified personnel. In addition, we do not maintain any “key person” life insurance policies. The loss of the services of members of our senior management or key employees could prevent or delay the implementation and completion of our strategic objectives or divert management’s attention to seeking qualified replacements.

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

Our success is highly dependent on the continued services of key management and technical personnel. Our management and other employees may voluntarily terminate their employment at any time upon short notice. The loss of the services of any member of the senior management team or any of the managerial or technical staff or members of our Advisory Board on which we principally rely for expertise on our CBD segment may significantly delay or prevent the achievement of product development, our growth strategies and other business objectives. Our future success will also depend on our ability to identify, recruit and retain additional qualified technical and managerial personnel. We operate in several geographic locations where labor markets are particularly competitive, and where demand for personnel with these skills is extremely high and is likely to remain high. As a result, competition for qualified personnel is intense, particularly in the areas of general management, finance, and sales. The process of hiring suitably qualified personnel is often lengthy and expensive and may become more expensive in the future. If we are unable to hire and retain a sufficient number of qualified employees, our ability to conduct and expand our business could be seriously reduced.

War, terrorism, other acts of violence or natural or manmade disasters such as a global pandemic may affect the markets in which the Company operates, the Company's customers, the Company's delivery of products and customer service, and could have a material adverse impact on our business, results of operations, or financial condition.

Our business may be adversely affected by instability, disruption or destruction in a geographic region in which it operates, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest, and natural or manmade disasters, including famine, food, fire, earthquake, storm or pandemic events and spread of disease (including the recent outbreak of the coronavirus commonly referred to as "COVID- 19") which has dramatically impacted the adoption of cannabinoid products due to store closures and restrictions on in-person sales. Such events may cause customers to suspend their decisions on using products and services, make it impossible to attend or sponsor trade shows or other conferences in which our products and services are presented to distributors, customers and potential customers, extraction facilities, manufacturing locations or other physical locations, cause restrictions, postponements and cancellations of events that attract large crowds and public gatherings such as trade shows at which we have historically presented our products, and give rise to sudden significant changes in regional and global economic conditions and cycles that could interfere with purchases of goods or services, commitments to develop new brands and white label products, or agriculture and farming. These events also pose significant risks to our personnel and to physical facilities, transportation and operations, which could materially adversely affect the Company's financial results.

Any significant disruption to communications, gathering and travel, including restrictions and other potential protective quarantine measures against COVID-19 by governmental agencies, may increase the difficulty and could make it impossible for the Company to deliver goods services to its customers. Restrictions and protective measures against COVID-19 could cause additional unexpected labor costs and expenses or could restrain our ability to retain the highly skilled personnel needs for its operations. The extent to which COVID-19 impacts the Company's business, sales and results of operations will depend on future developments, which are highly uncertain and cannot be predicted.

We believe the novel coronavirus (COVID-19) has negatively affected our operations necessary to prepare and maintain accurate accounting and reporting and could continue to do so in the foreseeable future. The coronavirus has resulted in restrictions, postponements and cancelations and the impact, extent and duration of the government-imposed restrictions as well as the overall effect of the COVID-19 virus is currently unknown.

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

Our common stock has traded as low as $0.04 and as high as $0.49 between January 1, 2020 and December 31, 2020. The reason for the volatility in our stock is not well understood and the volatility may continue. Some of the factors we believe that have contributed to our common stock volatility and which may be applicable in future periods, include:

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

●
small public float of our outstanding common stock and concentration of ownership and control of our common and preferred stock, as well as the terms and conversion rights thereof and revisions to such terms;

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

There may not be sufficient liquidity in the market for our securities for investors to sell their shares. The market price of our common stock may be volatile.

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

Our Articles of Incorporation authorize 650,000,000 shares of common stock, of which 56.4 million were issued and outstanding as of December 31, 2020. Moreover, our Board of Directors is authorized to issue additional shares of our common stock and preferred stock and revise the terms of conversion of preferred stock outstanding and conversion of debt into equity of the Company as well as issue common stock in connection with the settlement of litigations and claims. The future issuance of additional shares of our common stock or preferred stock or debt convertible into common stock would cause immediate, and potentially substantial, dilution to our existing stockholders, which could also have a material effect on the market value of the shares. During 2020 and early 2021, we issued approximately 40 million additional shares of common stock in settlements, cancellations and conversions.

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

The company’s continued viability depends on its ability to raise capital. We expect to continue to incur product development and selling, general and administrative costs. Changes in economic, regulatory, or competitive conditions may lead to cost increases. Management may determine that it is in the best interest of the company to develop new services or products. In any such case additional financing is required for the company to meet its operational requirements. We may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. The sale or the proposed sale of substantial amounts of our common stock in the public markets may adversely affect the market price of our common stock. Also, any new securities issued may have greater rights, preferences, or privileges than our existing common stock. Our stockholders may experience substantial dilution upon such issuances and a reduction in the price that they are able to obtain upon sale of their shares. There can be no assurances that the company will be able to obtain such financing on terms acceptable to the company and at times required by the company, if at all. In such event, the company may be required to materially alter its business plan or curtail all or a part of its operational plans.

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

The Commission has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. Historically, the price of our common stock has fluctuated greatly. If, the market price of the common stock is less than $5.00 per share and the common stock does not fall within any exemption, it therefore may be designated as a “penny stock” according to SEC rules. The “penny stock” rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser’s written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell our common shares and may result in decreased liquidity for our common shares and increased transaction costs for sales and purchases of our common shares as compared to other securities.

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

●
changes in the regulatory environment, including regulation of hemp-based products or CBD by the FDA or comparable state regulatory agencies or agricultural authorities

●
the timing and amount of expenses associated with extraction, production, purchasing, manufacturing and selling of product;

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

Our largest outside stockholder through December 31, 2020, C2M, owns a substantial percentage of our outstanding voting capital. On January 21, 2021 the Company entered into a settlement agreement with C2M and their principals cancelling all agreements, obligations and claims and providing full mutual releases of the Company and such persons. The business interests of C2M may differ from the interests of other stockholders. There can be no assurance C2M or other significant stockholders will, in future matters submitted for stockholder approval, vote in favor of such matters, even if such matters are recommended for approval by management or are in the best interests of stockholders generally. As a result, such persons will have the ability to vote their significant holdings in favor (or not in favor) of proposals presented to our stockholders for approval, including proposals to:

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and to effectively prevent fraud. Any inability to provide reliable financial reports or to prevent fraud could harm our business. The Sarbanes-Oxley Act of 2002 requires management to evaluate and assess the effectiveness of our internal control over financial reporting. In order to continue to comply with the requirements of the Sarbanes-Oxley Act, we are required to continuously evaluate and, where appropriate, enhance our policies, procedures and internal controls.  If we fail to maintain the adequacy of our internal controls over financial reporting, we could be subject to litigation or regulatory scrutiny and investors could lose confidence in the accuracy and completeness of our financial reports.  We cannot assure you that in the future we will be able to fully comply with the requirements of the Sarbanes-Oxley Act or that management will conclude that our internal control over financial reporting is effective.  If we fail to fully comply with the requirements of the Sarbanes-Oxley Act, our business may be harmed, and our stock price may decline.

Our assessment, testing and evaluation of the design and operating effectiveness of our internal control over financial reporting resulted in our conclusion that, as of December 31, 2020 and December 31, 2019, our internal control over financial reporting was not effective, as a result of: (1) we lacked a sufficient number of employees to properly segregate duties and provide adequate review of the preparation of the financial statements and (2) we lacked sufficient independent directors on our Board of Directors to maintain Audit and other committees consistent with proper corporate governance standards. We can provide no assurance as to conclusions of management with respect to the effectiveness of our internal control over financial reporting in the future.

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

Pursuant to Section 404, we will be required to furnish a report by our management on our internal control over financial reporting. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Transfers of our common stock may be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as "blue sky" laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities held by many of our stockholders have not been registered for resale under the blue-sky laws of any state, the holders of such shares and persons who desire to purchase them should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions may prohibit the secondary trading of our common stock. Investors should consider the secondary market for our securities to be a limited one.

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

For the first time since 1937, industrial hemp had been decriminalized at the federal level and can be grown legally in the United States, but on a limited basis. A landmark provision passed in the Agricultural Act of 2014 had previously classified hemp as distinct from its genetic cousin, marijuana. Marijuana cannabis remains illegal under federal law, and therefore, strict enforcement of federal laws regarding cannabis will likely affect the perception of the lawfulness of our activity for a continuing period of time, which could result in our inability and the inability of our customers to execute their respective business plans.

Although we believe the foregoing will be applicable to business other than hemp-based CBD (other cannabinoids), there is risk that confusion or uncertainty surrounding our products with regulated cannabis could occur on the state or federal level and impact us. We may have difficulty with establishing banking relationships, working with investment banks and brokers who would be willing to offer and sell our securities or accept deposits from stockholders, and auditors willing to certify our financial statements if we are confused with businesses that are in the cannabis business. Any of these additional factors, should they occur, could also affect our business, prospects, assets or results of operation could have a material adverse effect on the business, prospects, results of operations or financial condition of the Company.

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

The efficient operation of our business will depend on our information technology systems which presently we believe is deficient in significant respects related to our accounting for and effective control over raw materials, inventory, and supply-chain in general. We rely on our information technology systems to effectively manage our sales and marketing, accounting and financial and legal and compliance functions, engineering and product development tasks, research and development data, communications, supply chain, order entry and fulfillment and other business processes. We also rely on third parties and virtualized infrastructure to operate and support our information technology systems. The failure of our information technology systems, or those of our third-party service providers, to perform as we anticipate could disrupt our business and could result in transaction errors, processing inefficiencies and the loss of sales and customers, causing our business and results of operations to suffer.

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

We intend to rely upon third-party commerce platforms, including Shopify and Alibaba. We also rely on e-mail service providers, bandwidth providers, Internet service providers and mobile networks to deliver e-mail and “push” communications to customers and to allow customers to access our website.

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

We accept payments using a variety of methods, including credit card and debit card. As we offer new payment options to customers, we may be subject to additional regulations, compliance requirements and fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We are also subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. As our business changes, we may also be subject to different rules under existing standards, which may require new assessments that involve costs above what we currently pay for compliance. If we fail to comply with the rules or requirements of any provider of a payment method we accept, if the volume of fraud in our transactions limits or may, among other things, be subject to fines or higher transaction fees and may lose, or face restrictions placed upon, our ability to accept credit card and debit card payments from customers or facilitate other types of online payments. If any of these events were to occur, our business, financial condition and operating results could be materially adversely affected. We occasionally receive orders placed with fraudulent credit card data. We may suffer losses as a result of orders placed with fraudulent credit card data even if the associated financial institution approved payment of the orders. Under current credit card practices, we may be liable for fraudulent credit card transactions. If we are unable to detect or control credit card fraud, our liability for these transactions could harm our business, financial condition and results of operations. Credit card processing companies have periodically declined to associate with companies engaged in hemp and cannabinoid sales.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

During 2020, we leased offices in Delray Beach Florida which was vacated for virtual operations with the onset of Covid-19. If additional or alternative space is needed in the future, we believe such space will be available on commercially reasonable terms as necessary.

Item 3. Legal Proceedings

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
PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is quoted on the OTCQB over-the-counter market under the symbol “EXDI.” Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. On March 31, 2021 the closing bid price on the OTC Markets for our Common Stock was $0.17.

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

Holders of Our Common Stock

As of March 31, 2021, we had 99,632,710 shares of our common stock issued and outstanding, and approximately 166 shareholders of record.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations Forward-Looking Statements

General

Through January 2021 we conducted certain of our operations under a Master Product Development and Supply Agreement (the “Development Agreement”) and Management and Services Agreement with Ceed2Med, LLC (“C2M”) entered in 2018 in order rapidly enter into the CBD business. C2M agreed to provide the Company access to expertise, resources, skills and experience suitable for producing products with active phyto-cannabinoid (CBD) rich ingredients including isolates, distillates, water soluble, and proprietary formulations. Under the Development Agreement, we had been allotted a minimum of 50 and up to 300 kilograms per month, and up to 2,500 kilograms annually, of active phyto-cannabinoid (CBD) rich ingredients for resale, and offered tinctures, edibles, capsules, topical solutions and animal health products manufactured, directly or indirectly, under this arrangement. C2M was also responsible for overseeing our farming and manufacturing activities.

Results of Operations

Year ended December 31, 2020 and 2019:

Net Revenues The Company is principally engaged in the business of selling products made from industrial hemp. During the year ended December 31, 2020, we generated total revenues of $2.1 million from the sale of CBD products, including revenues of $0.3 million from a related party, C2M, for the year ended December 31, 2020.

Cost of Sales The primary components of cost of sales include the cost of the CBD product. For the year ended December 31, 2020, the Company’s cost of sales amounted to $2.7 million which includes cost of sales with a related party of $.4 million. Cost of sales primarily increased related to increase in volume.

Operating Expenses

For the year ended December 31, 2020, we incurred $10.0 in operating expenses as compared to $9.0 million during the year ended December 31, 2019, an increase of $1.0 million. The increase in operating expenses mainly was related to a $4.5 million increase in impairment charges, offset by a 2.9 million decrease in professional and consulting fees related to a reduction in costs related to our farming activities and $0.3 million decrease in selling and marketing expenses as more of our revenue was generated from product distribution requiring less sales and marketing efforts, and $0.4 million decrease in general and administrative costs mainly related to a reduction in head count costs ..

Other Expenses, net

Derivative gain increased by $2.4 million from $1.9 million loss for the year ended December 31, 2019 to $0.5 million gain for the year ended December 31, 2020, due to the change in value of the underlying derivative liability and conversion of notes in 2020.

Gain on stock settlement of debt decreased by $3.1 million from $3.0 million loss for the year ended December 31, 2019 to $0.1 million gain for the year ended December 31, 2020 due to the conversion of notes and interest into common and preferred shares during the year ended December 31, 2019. We did not have comparable gains or losses during the year ended December 31, 2020 as there was less conversion activity in 2020 by the note holders.

Interest expense increased by $0.5 million from $0.5 million for the year ended December 31, 2019 to $1.0 million for the year ended December 31, 2020. The increase in interest expense is primarily related to increase in principle balance outstanding, amortization of debt discount and debt issuance cost related to our convertible note payable issued during 2019.

Liquidity and Capital Resources

Since our inception in 2008, we have generated losses from operations. As of December 31, 2020, our accumulated deficit was $30.4 million.  As of December 31, 2020, we had $25,139 of cash and working capital deficit of $5.0 million. Accordingly, we will need to obtain further funding through public or private equity offerings, debt financing, collaboration arrangements or other sources. The issuance of any additional shares of common stock, preferred stock or convertible securities could be substantially dilutive to our shareholders. In addition, adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital, we will be forced to reduce our operations and may not be able to continue as a going concern.

The Company has various principal balances outstanding as of December 31, 2020, under debt agreements with the Small Business Administration (SBA) of the federal government, related parties and convertible notes with a third party. A total of $335,510 is due under a Secured Disaster Loan and Paycheck Protection Program (PPP) with the SBA, $115,517 is due to various related party shareholders of the Company and $696,286 was due under convertible notes (which subsequent to year end was converted into newly-issued shares of our Series A Preferred Stock). The convertible notes bear interest at a rate ranging from 5% to 8% per annum and prior to conversion had maturity dates mature of November 26, 2020 and February 1, 2023.

On February 16, 2021, the Company entered into a Securities Purchase Agreement with 3i, LP (“3i”) and an institutional investor (“Investor”) under which the Investor agreed to purchase and 3i agreed to sell that certain 8% senior secured convertible note dated November 27, 2019 (the “Note”) and all of our warrants previously issued to 3i and 3i agreed settle and release all claims asserted against us. As a result, 3i agreed to dismissal of all pending litigation against the Company. As a result, the Subsidiary Guaranty, IP Security Agreement and Registration Rights Agreement with 3i were also terminated. In addition, the Company entered into an Exchange Agreement with the Investor and filed with the Secretary of State of the State of Nevada a Certificate of Designation of Preferences, Rights and Limitations for Series A Preferred Stock under which the Note in the original principal amount of $750,000 would be exchanged for $500,000 of a new series of preferred stock designated 0% Series A Convertible Preferred Stock (the “Series A Preferred”) with a stated value of $1,000 per share (the “Stated Value”).

Net cash used in operating activities for the year ended December 31, 2020 was $0.7 million due to our net loss of $10.9 million, non-cash charges related to convertible loan notes derivative gain of $0.5 million and $0.1 million gain on extinguishment of debt, offset by $0.1 million of depreciation, $1.3 million of stock based compensation, $0.1 million of bad debt, $4.6 million of impairment charges, $0.7 million of inventory reserves, $0.6 million of prepaid stock based compensation amortization, $0.8 million of amortization of debt discounts and debt issuance cost related to convertible notes, $.7 million of intangible amortization, $0.1 million of non-cash interest expense, and $0.1 million of right of use lease asset amortization. Net changes in operating assets and liabilities totaled of $1.6 million, which is primarily attributable to increases in total accounts receivable of $0.1 million, decrease of $0.6 million of inventory, decrease in prepaid assets of $0.2 million, and $1.0 million increase in accounts payable and accruals.

Net cash used in investing activity for the year ended December 31, 2020 was $0.

Net cash provided by financing activities for the year ended December 31, 2020 was $0.7 million mainly from the sale of $0.4 million of common stock and $0.4 million from the issuance of notes offset by $0.2 million of payments on notes.

Going Concern

The audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2020 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. We have concluded that the circumstances described above continue to raise substantial doubt about our ability to continue as a going concern as of December 31, 2020. As of the date of the filing of this Form 10-K, the Company had nearly no cash.

Off-Balance Sheet Arrangements

As of December 31, 2020, we had no material off-balance sheet arrangements.

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

Recent Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update 2017-04, “Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment” (ASU 2017-04). The standard simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the amendments of ASU 2017-04, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, but the loss cannot exceed the total amount of goodwill allocated to the reporting unit. ASU 2017-04 is effective for the calendar year ending December 31, 2020. The amendments require a prospective approach to adoption and early adoption is permitted for interim or annual goodwill impairment tests. The Company doen not believe the adoption of the standard will have an impact to our consolidated financial statements.

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Exactus, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2020	2019
		Restated
ASSETS
Current Assets:
Cash and cash equivalents	$25,139	$18,405
Accounts receivable, net	-	55,725
Accounts receivable - related party	-	18,860
Inventory, net	10,712	1,337,809
Prepaid expenses and other current assets	15,258	248,776
Prepaid expenses and other current assets - related party	-	622,160
Due from related parties	-	127,500
Total current assets	$51,109	2,429,235
Deposits	-	80,000
Prepaid expenses and other assets - related party	-	2,492,045
Property and equipment, net	20,159	477,433
Intangible assets, net	-	2,147,311
Operating lease right-of-use assets, net	-	390,810
Total Assets	$71,268	$8,016,834

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current Liabilities:
Accounts payable	$2,027,507	$1,442,409
Accounts payable - related parties	506,585	454,511
Accrued expenses	620,391	238,010
Unearned revenue - related party	-	215,000
Notes payable - current portion	130,344	-
Note payable - related parties	115,517	55,556
Subscription payable	250,000	250,000
Convertible notes, net of discounts	696,286	85,906
Derivative liability	237,022	880,410
Interest payable	52,051	16,677
Operating lease liabilities, current portion	269,115	169,869
Total current liabilities	4,904,818	3,808,348

Notes payable - long term	205,166	-
Convertible notes payable - long-term portion	-	100,000
Operating lease liabilities - long-term portion	-	220,942
Total long term liabilities	205,166	320,942
Total Liabilities	5,109,984	4,129,290
Commitment and contingencies (see Note 11)

Stockholders’ (Deficit) Equity:
Exactus, Inc. Stockholders' (Deficit) Equity
Preferred stock: 50,000,000 shares authorized; $0.0001 par value, 5,266,466 undesignated shares
Preferred stock Series A: 1,000,000 shares designated; $0.0001 par value, 323,019 and 353,109 shares issued and outstanding, respectively	32	35
Preferred stock Series B-1: 32,000,000 shares designated; $0.0001 par value, 1,650,000, shares issued and outstanding	165	165
Preferred stock Series B-2: 10,000,000 shares designated; $0.0001 par value, 7,516,000 shares issued and outstanding	752	752
Preferred stock Series C: 1,733,334 shares designated; $0.0001 par value, none shares issued and outstanding	-	-
Preferred stock Series D: 200 shares designated; $0.0001 par value, 18 shares issued and outstanding	-	-
Preferred stock Series E: 10,000 shares designated; $0.0001 par value, 10,000 shares issued and outstanding	1	1
Common stock: 650,000,000 shares authorized; $0.0001 par value, 56,356,431 and 43,819,325 shares issued and outstanding, respectively	5,636	4,382
Common stock to be issued (100,000 and 664,580 shares to be issued, respectively)	10	66
Additional paid-in capital	27,485,796	25,343,293
Due from related party	(128,489)	-
Accumulated deficit	(30,384,380)	(20,923,681)
Total Exactus Inc. Stockholders' (Deficit) Equity	(3,020,477)	4,425,013

Non-controlling interest in subsidiary	(2,018,239)	(537,469)

Total Stockholders' (Deficit) Equity	(5,038,716)	3,887,544

Total Liabilities and (Deficit) Equity	$71,268	$8,016,834

The accompanying notes are an integral part of these consolidated financial statements.

Exactus, Inc. and Subsidiaries
Consolidated Statements of Operations

	Years Ended December 31,
	2020	2019
		(Restated)

Net revenues	$1,755,210	$183,234
Net revenues - related party	315,800	162,446
Total net revenues	2,071,010	345,680
Cost of sales	2,301,843	1,939,382
Cost of sales - related party	417,783	106,752
Total cost of sales	2,719,626	2,046,134
Gross loss	(648,616)	(1,700,454)
Operating Expenses:
General and administration	2,679,337	3,066,500
Impairment	4,577,406	-
Selling and marketing expenses	638,632	948,296
Professional and consulting	2,010,935	4,935,394
Research and development	-	22,100
Total operating expenses	9,906,310	8,972,290
Loss from operations	(10,554,926)	(10,672,744)
Other (expenses) income
Derivative gain (loss)	513,674	(1,871,583)
Loss on stock settlement	(23,000)	-
Gain on settlement of debt, net	126,222	3,004,630
Interest expense	(1,003,439)	(479,111)
Total other (expense) income, net	(386,543)	653,936
Loss before provision for income taxes	(10,941,469)	(10,018,808)
Provision for income taxes	-	-
Net loss	(10,941,469)	(10,018,808)
Net loss attributable to non-controlling interest	1,480,770	537,469
Net loss attributable to Exactus, Inc.	(9,460,699)	(9,481,339)
Deemed dividend on preferred stock	-	(904,450)
Net loss available to Exactus, Inc. common stockholders	$(9,460,699)	$(10,385,789)

Net loss per common share - basic and diluted	$(0.22)	$(0.30)
Net loss attributable to non-controlling interest per common share – basic and diluted	$(0.03)	$(0.02)
Net loss available to Exactus, Inc. common stockholders per common share - basic and diluted	$(0.19)	$(0.31)
Weighted average number of common shares outstanding:
basic and diluted	49,688,543	33,899,585

The accompanying notes are an integral part of these consolidated financial statements.

Exactus, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Deficit)
For the Years Ended December 31, 2020 and 2019

	Preferred Stock												Common Stock
	Series A		Series B-1		Series B-2		Series C		Series D		Series E		Issued		Unissued		Paid in	Due from related	Accumulated Deficit (As	Non-controlling	Total (As
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	party	restated)	Interest	restated)

Balance, December 31, 2018	-	-	2,800,000	$280	8,684,000	$868	1,733,334	$173	45	$1	-	$-	6,233,524	$623	-	$-	7,111,445		$(10,537,892)	$-	$(3,424,502)

Preferred stock issued upon convesion of convertible debt	-	84	-	-	-	-	-	-	-	-	-	-	-	-	-	-	849,276		-	-	849,360
Preferred stock issued for private placement	-	6	-	-	-	-	-	-	-	-	-	-	-	-	-	-	55,084		-	-	55,090
Preferred stock issued pursuant to Management and Services Agreement	-	-	-	-	-	-	-	-	-	-	10,000	1	-	-	-	-	3,374,999		-	-	3,375,000
Conversion of Series A Preferred Stock to Common Stock	(551,341)	(55)	-	-	-	-	-	-	-	-	-	-	2,756,705	276	-	-	(221)		-	-	-
Conversion of Series B-1 Preferred Stock to Common Stock	-	-	(1,150,000)	(115)	-	-	-	-	-	-	-	-	143,750	14	-	-	101		-	-	-
Conversion of Series B-2 Preferred Stock to Common Stock	-	-	-	-	(1,168,000)	(116)	-	-	-	-	-	-	146,000	15	-	-	101		-	-	-
Conversion of Series D Prefered Stock to Common Stock	-	-	-	-	-	-	-	-	(27)	(1)	-	-	675,000	68	-	-	(67)		-	-	-
Deemed dividend on Preferred Stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	904,450		(904,450)	-	-
Common stock issued for private placement	-	-	-	-	-	-	-	-	-	-	-	-	22,187,007	2,219	-	-	7,213,161		-	-	7,215,380
Common Stock issued for Master Supply	-	-	-	-	-	-	-	-	-	-	-	-	8,385,691	839	-	-	(839)		-	-	-
Common stock issued for debt settlement	-	-	-	-	-	-	-	-	-	-	-	-	203,080	20	-	-	40,596		-	-	40,616
Common stock issued for purchase of membership interest in subsidiary	-	-	-	-	-	-	-	-	-	-	-	-	937,500	94	-	-	989,906		-	-	990,000
Common stock issued for purchase of membership interest in subsidiary	-	-	-	-	-	-	-	-	-	-	-	-	503,298	50	-	-	449,950		-	-	450,000
Common stock unissued for pursuant to Asset Purchase Agreement	-	-	-	-	-	-	-	-	-	-	-	-	-	-	100,000	10	69,990		-	-	70,000
Common stock issued upon conversion of convertible debt	-	-	-	-	-	-	-	-	-	-	-	-	250,000	25	-	-	195,975		-	-	196,000
Common stock issued and unissued for prepaid services	-	-	-	-	-	-	-	-	-	-	-	-	150,000	15	100,000	10	120,355		-	-	120,380
Common stock issued and unissued for services	-	-	-	-	-	-	-	-	-	-	-	-	1,312,490	131	20,830	2	925,714		-	-	925,847
Stock-based compensation in connection with restricted common stock award grants	-	-	-	-	-	-	-	-	-	-	-	-	115,280	11	68,750	7	143,896		-	-	143,914
Common stock and preferred stock cancelled per Surrender and Release Agreement				-	-	-	(1,733,334)	(173)	-	-	-	-	(180,000)	(18)	-	-	191		-	-	-
Common stock issued for exercise of stock options	-	-	-	-	-	-	-	-	-	-	-	-			375,000	37	(37)		-	-	-
Stock options granted for services	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,276,636		-	-	1,276,636
Stock warrants granted for services	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,428,243		-	-	1,428,243
Stock warrants granted as debt discount	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	194,388		-	-	194,388
Net Loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-			(9,481,339)	(537,469)	(10,224,506)
Balance, December 31, 2019	353,109	$35	1,650,000	$165	7,516,000	$752	-	$-	18	$-	10,000		43,819,325	$4,382	664,580	$66	$25,343,293		$(20,923,681)	$(537,469)	$3,887,544

Common stock issued for private placement	-	-	-	-	-	-	-	-	-	-	-	-	3,700,000	370	-	-	384,630	-	-	-	385,000
Common stock issued for unissued common stock	-	-	-	-	-	-	-	-	-	-	-	-	475,000	47	(475,000)	(47)	-	-	-	-	-
Conversion of Series A Preferred Stock to Common Stock	(30,090)	(3)	-	-	-	-	-	-	-	-	-	-	150,450	15	-	-	(12)	-	-	-	-
Common stock issued for services	-	-	-	-	-	-	-	-	-	-	-	-	765,000	77	-	-	378,446	-	-	-	378,523
Stock-based compensation in connection with restricted common stock award grants	-	-	-	-	-	-	-	-	-	-	-	-	3,766,635	377	(89,580)	(9)	664,418	-	-	-	696,786
Stock options granted for services	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	276,736	-	-	-	276,736
Common stock issued upon conversion of convertible debt and accrued interest	-	-	-	-	-	-	-	-	-	-	-	-	2,397,937	240	-	-	239,838	-	-	-	240,078
Common stock issued in connection with forbearance agreement	-	-	-	-	-	-	-	-	-	-	-	-	500,000	50	-	-	89,950	-	-	-	90,000
Due from related parties reclassified to equity	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(128,489)	-	-	(128,489)
Common stock issued for private placement in fiscal 2019	-	-	-	-	-	-	-	-	-	-	-	-	12,084	1	-	-	(1)	-	-	-	-
Common stock issued for services and accounts payable	-	-	-	-	-	-	-	-	-	-	-	-	750,000	75	-	-	70,500	-	-	-	70,575
Common stock issued for exercise of stock options	-	-	-	-	-	-	-	-	-	-	-	-	20,000	2	-	-	5,998	-	-	-	6,000
Net Loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(9,460,699)	(1,480,770)	(10,941,469)

	323,019	32	1,650,000	165	7,516,000	752	-	-	18	-	10,000		56,356,431	5,636	100,000	10	27,485,796	(128,489)	(30,384,380)	(2,018,239)	(5,038,716)

The accompanying notes are an integral part of these consolidated financial statements.

Exactus, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2020	2019

Cash Flows From Operating Activities:
Net loss	$(10,941,469)	$(10,224,506)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	85,233	63,770
Derivative (gain) loss	(513,674)	1,871,583
Gain on extinguishment of debt	(126,222)	-
Stock-based compensation	1,321,045	3,774,640
Bad debt expense	149,907	32,577
Impairment expense	4,577,406	1,087,346
Inventory reserve	678,870	723,391
Amortization of prepaid stock-based expenses	630,682	285,494
Amortization of discount and debt issuance costs for convertible notes	836,316	425,712
Amortization of intangible assets	734,584	828,526
Deferred rent	-	85,699
Non-cash interest expense	99,449	-
Non-cash settlement of payable	75,000	-
Amortization of operating lease right-of-use assets	121,695	-
Loss (gain) on settlement of debt	23,000	(3,004,630)
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	(94,182)	(88,302)
Accounts receivable - related party	18,860	(18,860)
Inventory	648,227	(2,864,383)
Prepaid expenses and other assets	233,518	(140,765)
Deposit	40,000	(80,000)
Accounts payable	684,579	518,979
Accounts payable - related party	(25,842)	454,511
Accrued expenses	338,381	321,135
Unearned revenues	(215,000)	215,000
Settlement payable	-	(20,000)
Interest payable	49,054	6,793
Operating lease liabilities	(121,696)	-
Net Cash Used In Operating Activities	(692,279)	(5,746,290)

Cash Flows From Investing Activities:
Purchase of membership interest in subsidiary	-	(1,500,000)
Purchase of property and equipment	-	(541,203)
Net Cash Used in Investing Activities	-	(2,041,203)

Cash Flows From Financing Activities:
Increase in due to related party classified as equity	(989)	-
Proceeds from exercise of stock options	6,000	-
Advances from related party	97,000	242,500
Repayments on related party advances	(19,084)	(370,000)
Proceeds from sale of common stock	385,000	7,215,380
Payments of principal on notes payable	-	(59,500)
Proceeds from issuance of notes payable	335,510	97,156
Proceeds from issuance of notes payable - related party	57,919	-
Payments of principal on convertible notes	(212,593)	(186,443)
Proceeds from issuance of convertible notes, net of issuance cost	50,250	864,845
Net Cash Provided By Financing Activities	699,013	7,803,938

Net increase (decrease) in cash and cash equivalents	6,734	16,445

Cash and cash equivalents at beginning of year	18,405	1,960

Cash and cash equivalents at end of year	$25,139	$18,405

Supplemental Cash Flow Information:
Cash paid for interest and finance charges	$46,025-	$40,116
Cash paid for taxes	$-	$-

Non-Cash investing and financing activities:
Forgiveness of debt by officers and directors	$-	$-
Proceeds from sale of Series D preferred stock paid directly to settle amounts
due to officers and directors	$-	$-
Proceeds from sale of Series A preferred stock paid directly to settle debts	$-	$55,090
Convertible notes and interest payable settled by Series A preferred stock issued	$-	$849,360
Note payable, accrued expense and interest payable settled by common stock issued	$240,078	$40,616
Convertible notes settled by common stock issued	$-	$196,000
Accounts payable and accrued liabilities settled by common stock issued	$70,575	$-
Common stock issued for purchase of membership interest in subsidiary	$-	$1,440,000
Common stock and preferred stock issued for prepaid services	$-	$3,495,380
Common stock issued pursuant to asset purchase agreement	$-	$70,000
Increase in intangible assets for subscription payable	$-	$250,000
Initial beneficial conversion feature and debt discount on convertible notes	$-	$670,467
Stock warrants granted as debt discount	$-	$194,388
Initial derivative liability on convertible notes	$-	$-
Fair value of common stock issued on conversion of notes	$-	$-
Fair value of common stock issued for settlement of accounts payable	$-	$-
Preferred deemed dividend	$-	$904,450
Operating lease right-of-use assets and operating lease liabilities
recorded upon adoption of ASC 842	$-	$2,431,362
Reduction of operating lease right-of-use asset and operating lease liabilities	$-	$258,109
Prepaid expenses directly paid by a related party	$-	$35,000

The accompanying notes are an integral part of these consolidated financial statements.

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 1 - NATURE OF ORGANIZATION

Organization and Business Description

Exactus, Inc. (the “Company”) was incorporated on January 18, 2008 as an alternative energy research and development company. During much of its history the Company had designed solar monitoring and charging systems which were discontinued in 2016 to focus on developing point-of-care diagnostic devices. In January 2019, the Company added to the scope of its business activities, efforts to produce, market and sell products made from industrial hemp containing cannabidiol (“CBD”).

On January 8, 2019, the Company entered into the Master Product Development and Supply Agreement with C2M. In consideration for the Development Agreement, C2M was issued 8,385,691 shares of Common Stock. Additionally, the Company granted vested 10-year options to purchase 750,000 shares of Common Stock, with exercise price of $0.32 per share to three C2M founders. As a result, C2M became the Company’s largest shareholder holding (inclusive of the vested options held by its founders) approximately 51% of the Company’s outstanding Common Stock as of the date of the Development Agreement. Consequently, such transaction resulted in a change of control whereby, C2M obtained majority control through its Common Stock ownership. In connection with this agreement, the Company received access to expertise, resources, skills and experience suitable for production of CBD rich ingredients including isolates, distillates, water soluble, and proprietary formulations. Under the Development Agreement, the Company was allotted a minimum of 50 and up to 300 kilograms per month, and up to 2,500 kilograms annually, of CBD rich ingredients for resale and placed a $1 million purchase order for products.

Following passage of the 2018 Farm Bill, the Company entered into a Master Product Development and Supply Agreement (the “Development Agreement”) with Ceed2Med, LLC (“C2M”). Under the Development Agreement, C2M agreed to provide to the Company up to 2,500 kilograms of products (isolate or distillate) for manufacture into consumer products such as tinctures, edibles, capsules, topical solutions and animal products. The Company believes manufacturing, testing and quality akin to pharmaceutical products is important when distributing hemp-based products. The Company’s products originated from farms at which the Company or C2M oversaw all stages of plant growth and are manufactured under contract arrangements with third-parties.

In consideration for the Development Agreement, C2M was issued 8,385,691 shares of Common Stock. Additionally, the Company granted vested 10-year options to purchase 750,000 shares of Common Stock, with exercise price of $0.32 per share to three C2M founders. As a result, C2M became the Company’s largest shareholder holding (inclusive of the vested options held by its founders) approximately 51% of the Company’s outstanding Common Stock as of the date of the Development Agreement. Consequently, such transaction resulted in a change of control whereby, C2M obtained majority control through its Common Stock ownership. In connection with this agreement, the Company received access to expertise, resources, skills and experience suitable for production of CBD rich ingredients including isolates, distillates, water soluble, and proprietary formulations. Under the Development Agreement, the Company was allotted a minimum of 50 and up to 300 kilograms per month, and up to 2,500 kilograms annually, of CBD rich ingredients for resale and placed a $1 million purchase order for products.

On March 11, 2019, with the assistance of C2M and assignment of rights, the Company acquired a 50.1% limited liability membership interest in Exactus One World, LLC (“EOW”), an Oregon limited liability company formed on January 25, 2019, in order to farm industrial hemp for its own use. Prior to the acquisition, EOW had no operating activities. The Company acquired its 50.1% limited liability membership interest pursuant to a Subscription Agreement and a Membership Interest Purchase Agreement. Following the events with C2M, described above, the Company entered into the business of production and selling of industrial hemp grown for its own use and for sale to third-parties.

On January 21, 2021 we entered into a Settlement Agreement with Ceed2Med, LLC and its principals cancelling all agreements, obligations and claims and providing full mutual releases of the Company and such persons. The Company no longer plans to farm industrial hemp for its own commercial purposes.

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

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission, which present the consolidated financial statements of the Company and its majority-owned subsidiaries as of December 31, 2020. All significant intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, stockholders’ (deficit) equity and cash flows as of December 31, 2020 and 2019, and for the years then ended, have been made. Those adjustments consist of normal and recurring adjustments.

Going concern

The accompanying consolidated financial statements are presented on the basis that the Company will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business. No adjustment has been made to the carrying amount and classification of the Company’s assets and the carrying amount of its liabilities based on the going concern uncertainty. As reflected in the accompanying consolidated financial statements, the Company had a net loss attributable to Exactus Inc. common stockholders of $9.5 million for the year ended December 31, 2020. The net cash used in operating activities was $784,000 for the year ended December 31, 2020. Additionally, the Company had an accumulated deficit of $30.4 million and working capital deficit of $4.8 million at December 31, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of common and preferred shares and from the issuance of convertible promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Over the last several months the Company, its Board of Directors, and its advisors have been evaluating numerous opportunities and relationships to increase shareholder value. The Company expects to realize revenue through its efforts, if successful, to sell wholesale and retail products to third parties. However, as the Company is in a start-up phase, in a new business venture, in a rapidly evolving industry, many of its costs and challenges are new and unknown. In order to fund the Company’s activities, the Company will need to raise additional capital either through the issuance of equity and/or the issuance of debt. During the year ended December 31, 2020, the Company received proceeds from the sale of the Company’s Common Stock of approximately $385,000.

The COVID-19 pandemic has resulted in a global slowdown of economic activity which is likely to continue to reduce the future demand for a broad variety of goods and services, while also disrupting sales channels, marketing activities and supply chains for an unknown period of time until the virus is fully contained. The Company’s business operations have been negatively impacted by the COVID-19 pandemic and related events and the Company expects this disruption to continue to have a negative impact on its revenue and results of operations, the size and duration of which is currently difficult to predict. The impact to date has included a decline in product and sales demand. Although the Company is unable to predict the full impact and duration of COVID-19 on its business, the Company is actively managing its financial expenditures in response to the current uncertainty.

The impact of the COVID-19 pandemic and related events, including actions taken by various government authorities in response, have increased market volatility and make the estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes more difficult. As of the date of issuance of the financial statements, the Company is not aware of any specific event or circumstance that would require it to update its estimates, judgments or revise the carrying value of its assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the consolidated financial statements as soon as they become known.

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

The Company measures certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2020 and 2019:

	At December 31, 2020			At December 31, 2019
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	—	—	$237,022	—	—	$880,410

A roll forward of the level 3 valuation financial instruments is as follows:

December 31, 2020
Balance at beginning of year	$880,410
Transfers out due to conversions of convertible notes	(129,714)
Change in fair value included in derivative gain	(513,674)
Balance at end of year	$237,022

December 31, 2019
Balance at beginning of year	$1,742,000
Initial fair value of derivative liabilities as debt discount	670,467
Initial fair value of derivative liabilities as derivative expense	786,823
Reduction through conversion of debt	(3,403,640)
Change in fair value included in derivative loss	1,084,760
Balance at end of year	$880,410

As of December 31, 2020 and 2019, the Company has no assets that are re-measured at fair value.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying value of those investments approximates their fair market value due to their short maturity and liquidity. Cash and cash equivalents include cash on hand and amounts on deposit with financial institutions, which amounts may at times exceed federally insured limits. The Company has not experienced any losses on such accounts and do not believe the Company is exposed to any significant credit risk. The Company had $0 cash balances in excess of FDIC insured limits at December 31, 2020 and 2019, respectively. Cash and cash equivalents were $25,139 and $18,405 at December 31, 2020 and 2019, respectively.

Accounts receivable and allowance for doubtful accounts

The Company has a policy of providing an allowance for doubtful accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to bad debt expense and included in the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2020 and 2019, allowance for doubtful accounts amounted to $0 and $13,991, respectively. The allowance for doubtful accounts balance at December 31, 2020 is $0 as the Company wrote off the uncollectible receivables and corresponding reserve. Bad debt expense amounted to $251,638 and $32,577 during the year ended December 31, 2020 and 2019, respectively.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other assets consisted of the following:

	December 31, 2020	December 31, 2019
Prepaid services	$-	$248,767
Prepaid insurance	9,288	-
Other assets	6,000	-
	$15,258	$248,776

Prepaid expenses and other assets – related party consisted of the following:

	December 31, 2020	December 31, 2019
Prepaid expense: C2M - current	$-	$622,160
Prepaid expense: C2M - noncurrent	-	2,492,045
	$-	$3,114,205

Prepaid expenses with C2M consisted primarily of costs paid for future services. Prepaid expenses included prepayments in cash and equity instruments for an operating lease, consulting, and insurance fees which were being amortized over the terms of their respective agreements. During the year ended December 31, 2020, the Company impaired the prepaid assets – related party as the Company no longer plans to farm industrial hemp for its own commercial purposes. Furthermore, on January 21, 2021 the Company entered into a Settlement Agreement with Ceed2Med, LLC, Skybar Holding, LLC, and their principals cancelling all agreements, obligations and claims and providing full mutual releases of the Company and such persons.

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

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded impairment expense of $4,577,406 and $1,087,346 as follows:

	December 31,
	2020	2019
Prepaid expenses and other assets – related party	$2,483,523	$-
Deposit	40,000	-
Property and equipment	372,041	-
Intangible assets	1,412,727	250,192
Operating lease – right of use asset	269,115	-
Total	$4,577,406	$1,087,346

During the year ended December 31, 2020, the Company impaired $4.577,406 of assets as follows:

$2,483,523 of prepaid assets – related party with C2M, $372,041 of farm property and equipment, $1,412,727 of intangible assets related to EOW farm leases and related assets, and $269,115 of operating lease right of use assets as the Company no longer plans to farm industrial hemp for its own commercial purposes.

$40,000 related to a leasehold deposit with Skybar holdings, LLC as the Company determined the respective commercial lease was not enforceable and the leased space would not be utilized.

Furthermore, on January 21, 2021 the Company entered into a Settlement Agreement with Ceed2Med, LLC, Skybar Holding, LLC, and their principals cancelling all agreements, obligations and claims and providing full mutual releases of the Company and such persons.

During the year ended December 31, 2019, the Company impaired $250,192 related to the write off of intangible assets.

Derivatives and Hedging- Contracts in Entity’s Own Equity

In accordance with the provisions of ASC 815 “Derivatives and Hedging” the embedded conversion features in the convertible notes are not considered to be indexed to the Company’s stock. As a result, these are required to be accounted for as derivative financial liabilities and have been recognized as liabilities on the accompanying consolidated balance sheets. The fair value of the derivative financial liabilities is determined using a binomial model with Monte Carlo simulation and is affected by changes in inputs to that model including the Company’s stock price, expected stock price volatility, the expected term, and the risk-free interest rate. The derivative financial liabilities are subject to re-measurement at each balance sheet date and any changes in fair value is recognized as a component in other income (expenses).

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

The Company’s performance obligations are satisfied at the point in time when products are shipped or delivered to the customer, which is when the customer has title and the significant risks and rewards of ownership. Therefore, the Company’s contracts have a single performance obligation (shipment of product). The Company primarily receives fixed consideration for sales of product. Payments received from customers that are related to unshipped or undelivered products are recorded as unearned revenue until the shipment of product. As of December 31, 2020 and 2019, the Company had $0 and $215,000, respectively, of unearned revenue recorded from the Company’s related party customer, C2M.

Cost of Sales

The primary components of cost of sales include the cost of the product, and, indirect cost such as utilities, farm lease expenses, and depreciation expenses on farming equipment related to production and harvesting period.

Research and Development Expenses

The Company follows ASC 730-10, “Research and Development,” and expenses research and development costs when incurred.  Accordingly, third-party research and development costs, including designing, prototyping and testing of product, are expensed when the contracted work has been performed or milestone results have been achieved. Indirect costs are allocated based on percentage usage related to the research and development.   Research and development costs of $0 and $22,100 were incurred for the year ended December 31, 2020 and 2019, respectively and are included in operating expenses in the accompanying consolidated statements of operations.

Advertising Costs

The Company applies ASC 720 “Other Expenses” to account for advertising related costs. Pursuant to ASC 720-35-25-1, the Company expenses the advertising costs when the first time the advertising takes place. Advertising costs were $61,118 and $496,908 for the year ended December 31, 2020 and 2019, respectively, and are included as a component of selling and marketing expenses in the accompanying consolidated statement of operations.

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with ASC 606. The amounts charged to customers for shipping products are recognized as revenues and the related costs of shipping products are classified in selling and marketing expenses as incurred. Shipping costs are included as a component of selling and marketing expenses and were $24,687 and $11,835 for the year ended December 31, 2020 and 2019, respectively.

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

The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company records compensation expense based on the fair value of the award at the reporting date. The awards to consultants and other third parties are then revalued, or the total compensation is recalculated, based on the then current fair value, at each subsequent reporting date.

Related Parties

The Company applies ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions.

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

For the year ended December 31, 2020 and 2019, the following potentially dilutive shares were excluded from the computation of diluted earnings per shares because their impact was anti-dilutive:

	December 31,
	2020	2019
Stock options	3,751,749	4,671,280
Stock warrants	1,578,549	2,014,299
Restricted stock to be issued upon vesting	1,734,161	3,583,328
Convertible preferred stock	9,460,845	9,611,295
Convertible debt	11,404,548	3,027,778
Total	27,929,852	22,907,980

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

Non-controlling interests in consolidated financial statements

In December 2007, the FASB issued ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). This ASC clarifies that a non-controlling (minority) interest in subsidiaries is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated statement of operations of the amounts attributed to the parent and to the non-controlling interest. In accordance with ASC 810-10-45-21, those losses attributable to the parent and the non-controlling interest in subsidiaries may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. On March 11, 2019, the Company acquired a 50.1% limited liability membership interest in EOW, pursuant to a Subscription Agreement and a Membership Interest Purchase Agreement and has the right to appoint a manager of the limited liability company. Additionally, on July 5, 2019, the Company acquired a 51% limited liability membership interest in Paradise Medlife.

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

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842). The updated guidance requires lessees to recognize lease assets and lease liabilities for most operating leases. In addition, the updated guidance requires that lessors separate lease and non-lease components in a contract in accordance with the new revenue guidance in ASC 606. The updated guidance was effective for interim and annual periods beginning after December 15, 2018.

On January 1, 2019, the Company adopted ASU No. 2016-02, applying the package of practical expedients to leases that commenced before the effective date whereby the Company elected to not reassess the following: (i) whether any expired or existing contracts contain leases and; (ii) initial direct costs for any existing leases. For contracts entered into on or after the effective date, at the inception of a contract the Company assessed whether the contract is, or contains, a lease. The Company’s assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether the Company obtained the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether the Company has the right to direct the use of the asset. The Company will allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, to reduce complexity in applying GAAP to certain financial instruments with characteristics of liabilities and equity. ASU 2020-06 is effective for interim and annual periods beginning after December 15, 2023, with early adoption permitted. We are currently evaluating the impact of this guidance.

In December 2019, the FASB released ASU 2019-12, “Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). The purpose of the update is to reduce the complexity pertaining to certain areas in accounting for income taxes. Key amendments from ASU 2019-12 include, but are not limited to, the accounting for hybrid tax regimes, step-up in tax basis for goodwill in non-business combination transactions, intraperiod tax allocation exception to the incremental approach, and interim period accounting for enacted changes in tax law. ASU 2019-12 is effective for the Company in the first quarter of the year ending December 31, 2021. The Company does not expect that the adoption of the standard will have a material impact on its consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in ASU 2020-04 apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 is effective beginning on March 12, 2020 and may be applied prospectively through December 31, 2022. The does not expect that the adoption of the standard will have a material impact on its consolidated financial statements.

NOTE 3 – ACQUISITION OF ASSETS AND OWNERSHIP

Exactus One World

On March 11, 2019, the Company acquired a 50.1% limited liability membership interest in Exactus One World, LLC, an Oregon limited liability company, formed on January 25, 2019 which since inception, had no operations.

The Company acquired 50.1% limited liability membership interest pursuant to a Subscription Agreement (the “Subscription Agreement”) and a Membership Interest Purchase Agreement (the “Purchase Agreement”). Under the terms of the Subscription Agreement, the Company acquired a 30% interest in EOW, and an additional 20.1% was acquired from existing members pursuant to the terms of the Purchase Agreement. The existing members are considered third parties. The Company has the right to appoint a manager of the limited liability company. Under the Operating Agreement for EOW, as amended, the Company has the right to appoint, and remove and replace, if desired, one of three managers of EOW, with each manager having the full rights to control the business and affairs of EOW.

Under the term of the Subscription Agreement, the Company acquired 30% of membership interest in EOW in consideration for cash of $2,700,000 initially payable as follows:

●	$400,000 paid previously for purchase of Hemp Seeds;
●	$100,000 upon execution of the LLC Operating Agreement;
●	$500,000 on or before April 1, 2019;
●	$500,000 on or before May 1, 2019;
●	$300,000 on or before August 1, 2019;
●	$450,000 on or before September 1, 2019 and,
●	$450,000 on or before October 1, 2019

The acquisition of the 30% membership interest is deemed to be an investment in and capital contribution to EOW and is eliminated upon consolidation. The Company paid a total of $2.7 million as of December 31, 2019.

Under the term of the Purchase Agreement, the Company acquired 20.1% of EOW from existing members for aggregate consideration of $2,940,000 consisting of total cash payments of $1,500,000, 937,500 shares of the Company’s Common Stock valued at $990,000, and $450,000 worth of shares of Common Stock on June 14, 2019. Pursuant to the terms of the Purchase Agreement, the Company issued 937,500 shares of its Common Stock valued at $990,000, or $1.056 per share, the fair value of the Company’s Common Stock based on the quoted trading price on the date of the Purchase Agreement. No goodwill was recorded since the Purchase Agreement was accounted for as an asset purchase. The consideration shall be paid to the sellers as follows:

●	$300,000 cash and 937,500 shares of the Company’s Common Stock to the sellers upon execution, which was paid during the year ended December 31, 2019;
●	$700,000 paid on April 18, 2019;
●
On June 10, 2019, the Company was required to issue and issued the sellers an additional $450,000 of shares of common stock of the Company based upon the 20 day volume weighted average price per share on the date of issue which was equivalent to $0.89 per share or 503,298 shares of the Company’s common stock and was issued in August 2019; and

●	$500,000 paid by November 2019.

At December 31, 2020, the Company has an outstanding balance of $0 to the members.

Pursuant to ASU 2017-01 and ASC 805, the Company analyzed the operations of EOW and the related agreements to determine if the Company acquired a business or acquired assets. Based on this analysis, it was determined that the Company acquired assets, primarily consisting of the value of two farm leases for approximately 200 acres of farmland in southwest Oregon for growing and processing industrial hemp, with lease terms of one year, and a license to operate such farms. The leases are renewable on a year-to-year basis at the option of the Company. Accordingly, the transaction was not considered a business, and goodwill was not recorded since the Purchase Agreement was accounted for as an asset purchase.

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

Additionally, the Company recorded the acquisition of 50.1% of membership interest in EOW under the FASB issued ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). As of December 31, 2020 and 2019, the Company recorded a non-controlling interest balance of $2,018,239 and $537,469, respectively, in connection with the majority-owned subsidiary, EOW as reflected in the accompanying consolidated balance sheet and losses attributable to non-controlling interest of $1,480,770 and $537,469, respectively, during the years ended December 31, 2020 and 2019, as reflected in the accompanying consolidated statements of operations.

Paradise Medlife, LLC

On July 5, 2019, the Company entered into an Operating Agreement (the “Operating Agreement”) with Paradise Medlife, LLC and Paradise CBD, LLC. Paradise Medlife is a Florida Limited Liability Company, organized on April 12, 2019 with no operations since inception. The Company agreed to contribute capital of $50,000 in the form of CBD products in exchange for 51% ownership of Paradise Medlife. Consequently, Paradise Medlife became a majority owned subsidiary of the Company. To date, Paradise Medlife has no operations and the Company to date has not contributed the capital of $50,000.

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

Under the terms of the Green Goddess Purchase Agreement the Company agreed to issue 250,000 shares of the Company’s Common Stock and pay $250,000 cash for the acquisition to be paid in six installments. The first installment of $41,667 due within 90 days of the closing and the five additional installments paid starting on October 12, 2019 and continuing on the first day of each following month. At December 31, 2020 and 2019, the Company has an outstanding balance of $250,000 to the seller which is included in subscription payable in the accompanying consolidated balance sheets. The Company is currently in default under the Asset Purchase Agreement. However, there are no penalty interest or charges from the default pursuant to the Asset Purchase Agreement.

The shares vest 1/24 on the closing date and an additional 1/24 vests on the first day of each month thereafter provided that the Company and the Executive under the Employment Agreement discussed below are neither in breach of this Green Goddess Purchase Agreement or the Employment Agreement. In addition, the Company entered into an agreement under which the Company may become obligated to issue up to an additional $250,000 of Common Stock (the “Additional Stock Consideration”) based upon the volume weighted average price per share (“VWAP”) for the 20 days prior to issuance, in the event that sales of products utilizing seller’s flavored products exceed $500,000 monthly for a three-month average period. The Additional Stock Consideration shall vest 1/24 on the signature or execution date of this Green Goddess Purchase Agreement and an additional 1/24 vests on the first day of each month thereafter provided that the Company and the Executive under the Employment Agreement discussed below are neither in breach of this Green Goddess Purchase Agreement or the Employment Agreement.

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

The Company, Green Goddess and the founder of Green Goddess have each asserted various claims against the other for breach of contract although no proceedings have been commenced.  Currently, the Company has suspended efforts to market and sell CBD products under the Green Goddess brand and Green Goddess has suspended delivery of the Company’s inventory due to the disputes which involve, among other things, the amounts that were due and owing Green Goddess from C2M for orders placed prior to the asset purchase, the nature and going concern value of the assets purchased by the Company and representations concerning the operation of the business and performance by the founder under the employment agreement.  There can be no assurance the parties will resolve their differences or that the prior agreements will not be terminated. The CBD products with a cost of $837,153 were written down to a value of $0 during the year ended December 31, 2019, due to the age and questionable salability of the product. The cost of the inventory write off is included in cost of sales in the accompanying consolidated statements of operations.

Levor, LLC

On September 30, 2019 the Company entered into an Asset Purchase Agreement (the “Levor Purchase Agreement”) with Levor, LLC (“Levor”) and the sole owner and manager of Levor (the “Seller”). Under the Levor Purchase Agreement, the Company acquired the asset of Levor consisting principally of its rights and interest in the cosmetic brand collection, “Levor Collection”, which is an all-virtual brand that offers cannabinoid-infused cosmetic products. Under the terms of the Levor Purchase Agreement, the Company agreed to issue 100,000 shares of the Company’s Common Stock at closing. In addition, the Company entered into an agreement under which the Company may become obligated to issue additional shares of the Company’s common stock to be earned and payable to the Seller on the 12-month anniversary of the closing date which value is equivalent to 35% of the total annual net revenue of the Levor brand divided by the then closing bid price of the common stock on the 12-month anniversary (the Earn-out Consideration”). The Seller of Levor was an employee of the Company from July, 2019 through November 2020.

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

NOTE 4 – INVENTORY

Inventory, net consisted of the following:
	December 31,
	2020	2019

Finished goods – CBD	$10,712	$-
Finished goods – hemp flowers and hemp cuttings	-	1,337,809
	$10,712	$1,337,809

During the years ended December 31, 2020 and 2019, the Company recorded a reserve or inventory write-off related to inventory of $678,870 and $723,391 which is equal to the difference between the cost of the inventory and its estimated net realizable value and is included in cost of sales in the accompanying consolidated statements of operations. Additionally, during the year ended December 31, 2019, the Company fully impaired the finished goods related to purchased CBD products from C2M and resulted in an impairment loss of $837,153 which is included in cost of sales on the accompanying consolidated statements of operations.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

		As of December 31,
	Estimated life	2020	2019

Greenhouse	10 years	$34,465	$34,465
Fencing and storage	5 years	44,543	44,543
Irrigation	5 years	387,975	387,975
Office and computer equipment	3 years	40,834	40,834
Farming Equipment	5 years	11,500	11,500
Leasehold improvement	5 years	21,886	21,886
Total		541,203	541,203
Less: Accumulated depreciation		(149,003)	(63,770)
Less: Impairment expense		(372,041)	-
		$20,159	$477,433

Depreciation expense amounted to $85,233 and $63,770 for the years ended December 31, 2020 and 2019, respectively.

During the year ended December 31, 2020, the Company recorded impairment expense of $372,041 which was equivalent to the remaining net book values of the greenhouse, fencing and storage, irrigation, farming equipment and leasehold improvement related to a commercial lease with Skybar Holding, LLC.

NOTE 6 – INTANGIBLE ASSET

At December 31, 2020 and 2019, intangible asset consisted of the following:

	Useful life	December 31, 2020	December 31, 2019
Participation rights - EOW	3 year	$2,930,000	$2,930,000
Hemp operating license - EOW	1 year	10,000	10,000
Trademark – Green Goddess	3 year	-	3,500
Customer list – Green Goddess	3 year	-	212,529
Brand - Levor	3 year	-	70,000
Total		2,940,000	3,226,029
Less: accumulated amortization		(1,527,273)	(828,526
Less: Impairment expenses		(1,412,727)	(250,192
Intangible assets, net		$-	$2,147,311

For the years ended December 31, 2020 and 2019, amortization of intangible assets amounted to $734,584 and $828,526, respectively.

During fiscal 2019, the Company fully impaired the intangible assets related to the Green Goddess and Lever Brands.

During the third quarter of fiscal 2020, the Company determined that intangible assets related to EOW farm leases were impaired due to management’s intent of not pursuing farm operations in Oregon and the non-renewal of the related EOW farm leases. Accordingly, the Company fully impaired the remaining carrying value of the intangible assets related to EOW farm leases and recorded an impairment expense of $1,412,727 for the year ended December 31, 2020.

Amortization of intangible assets attributable to future periods is $0 as all acquired intangible assets were written off as of September 30, 2020.

NOTE 7 - OPERATING LEASE RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

On March 1, 2019, the Company, through its majority-owned subsidiary, EOW, entered into a farm lease agreement for a lease term of one year. The lease premise, located in Cave Junction, Oregon, consisted of approximately 100 acres. The lease required the Company to pay 5% of the net income realized by the Company from the operation of the lease farm. Accordingly, the Company recognized $0 Right-of-use asset (“ROU”) and lease liabilities on this farm lease as the Company had not determined when net income would be generated from this lease. The lease was to continue in effect year-to-year except for at least a 30-day written notice of termination. The Company has not paid any lease under this agreement for the years ended December 31, 2020 and 2019.

On March 1, 2019, the Company, through its majority-owned subsidiary, EOW, entered into a farm lease agreement for a lease term of one year. The lease premise, located in Glendale, Oregon, consisted of approximately 100 acres. The lease required the Company to pay $120,000 per year, whereby $50,000 was payable upon execution and $70,000 payable prior to planting for agricultural use or related purposes. The lease was to continue in effect from year-to-year except for at least a 30-day written notice of termination. The Company recognized lease expense of $100,000 for the year ended December 31, 2019 and was included in cost of sales on the accompanying consolidated statements of operations.

On April 30, 2019, the Company, through its majority-owned subsidiary, EOW, entered into a farm lease agreement for a lease term of one year. The lease premise, located in Cave Junction, Oregon, consisted of approximately 38 acres. The lease requires the Company to pay $76,000 per year, whereby $38,000 was payable upon execution and $38,000 payable on September 15, 2019 and 2% of the net income realized by the Company from the operation of the leased farm. The lease was to continue in effect from year-to-year for five years except for at least a 30-day written notice of termination. The Company paid the initial payment of $26,000 and the remaining $12,000 was paid directly to the landlord by an affiliated company who is renting the portion of the lease property from the Company. The affiliated company is owned by two managing members of EOW. The Company recognized lease expense of $134,667 included in cost of sales for the year ended December 31, 2019 and recorded $17,333 as prepaid expense amortized over the term of the lease.

On July 9, 2019, the Company entered into a Commercial Lease Agreement (the “Lease”) with Skybar Holdings, LLC, a Florida limited liability company. Pursuant to the Lease, the Company will rent the entire first floor (consisting of approximately 4,000 square feet) of a property located in Delray Beach, Florida (the “Premises”). The Company planned to develop the Premises to create a hemp-oriented health and wellness retail venue, including education, clothing and cosmetics, and explore franchise opportunities. The initial term of the Lease was 5 years commencing August 1, 2019, with two 5-year extension options. The Lease included a right of first refusal in favor of the Company to lease any space that becomes available on the 2nd and 3rd floor of the Premises and a right of first refusal to purchase the Premises. Pursuant to the Lease, the Company agreed to pay rent equal to $40,000 per month in advance in addition to all applicable Florida sales and/or federal taxes and security deposit of $40,000. Effective one year from the lease commencement date and each year thereafter, the rent was to increase at least three percent (3%) per year. The lessor of the Premises is a limited liability company owned or controlled by Vladislav (Bobby) Yampolsky, the manager and controlling member of C2M, the Company’s largest stockholder and former Board Member. During the second quarter of fiscal 2020, the Company determined that the commercial lease with Skybar Holding, LLC was not in compliance with current laws or regulations in the City of Delray Beach, did not represent an enforceable contract and was void from the moment of execution. As a result, the Company restated its prior year financial information to correct this accounting error. Additionally, on August 6, 2020, the Company submitted a written termination letter to Skybar Holdings, LLC. During the twelve months ended December 31, 2020, the Company fully impaired the security deposit of $40,000.

On January 21, 2021 the Company entered into a Settlement Agreement with Ceed2Med, LLC, Skybar Holding, LLC, and their principals cancelling all agreements, obligations and claims and providing full mutual releases of the Company and such persons.

In adopting ASC Topic 842, Leases (Topic 842), the Company elected the ‘package of practical expedients’, which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 month or less.

The Company adopted ASC Topic 842 on January 1, 2019. Between March 2019 and August 2019 which are the execution dates of various lease agreements, the Company recorded right-of-use assets totaling $506,506 and total lease liabilities of $506,506 based on an incremental borrowing rate of 10%. The Company recorded lease expense of $129,200 and $340,365 for the years ended December 31, 2020 and 2019, respectively.

The cash outflows from operating leases for the year ended December 31, 2020 was approximately $100,000.

ROU is summarized below:

	December 31,
	2020	2019
		Restated
Farm lease ROU	$506,506	$506,506
Less accumulated amortization	(237,391)	(115,695)
Less impairment expense	(269,115)	-
Balance of ROU asset	$-	$390,811

During the third quarter of fiscal 2020, the Company determined that ROU assets related to EOW farm leases were impaired due to management’s intent of not pursuing farm operations in Oregon in year 2021 crop season and the non-renewal of the related EOW farm leases. Accordingly, the Company fully impaired the remaining carrying value of the ROU assets related to EOW farm leases and recorded an impairment expense of $269,115 during the year ended December 31, 2020.

Operating lease liability related to the ROU asset is summarized below:

	December 31,
	2020	2019
		Restated
Farm lease ROU	$506,506	$506,506
Reduction of lease liability	(237,391)	(115,695)
Total	$269,115	390,811
Less: current portion	(269,115)	(168,869)
Long term portion of lease liability	-	$220,942

NOTE 8 - NOTES PAYABLE

Notes payable

U.S. Small Business Administration Loan

On May 28, 2020, the Company received a Secured Disaster Loan in the amount of $99,100 from the U.S. Small Business Administration. The loan carries interest at a rate of 3.75% per year, requires monthly payments of principal and interest, and matures in thirty (30) years. Installment payments, including principal and interest, of $483 monthly, will begin twelve (12) months from the date of the promissory Note. The SBA loan is secured by a security interest in the Company's tangible and intangible assets. The loan proceeds are to be used as working capital to alleviate economic injury caused by the Covid-19 disaster occurring in the month of January 31, 2020 and continuing thereafter. As of December 31, 2020, the principal balance of this note amounted to $99,100.

Paycheck Protection Program Funding

On May 22, 2020, the Company received federal funding in the amount of $236,410 through the Paycheck Protection Program (the “PPP”). PPP funds have certain restrictions on use of the funding proceeds, and generally must be repaid within two (2) years at 1% interest. The PPP loan may, under circumstances, be forgiven. There shall be no payment due by the Company during the six months period beginning on the date of this note (“Deferral Period”). Commencing one month after the expiration of the Deferral Period, the Company shall pay the lender monthly payments of principal and interest, each in equal amount required to fully amortize by the maturity date. If a payment on this note is more than ten days late, the lender shall charge a late fee of up to 5% of the unpaid portion of the regularly scheduled payment. As of December 31, 2020, the principal balance of this note amounted to $236,410. The Company has formally applied for forgiveness of this PPP loan.

 Notes payable to unrelated parties is summarized below:

	As of December 31,
	2020	2019

Principal amount	$335,510	$-
Less: current portion	(130,344)	-
Notes payable - long term portion	$205,166	$-

Minimum principal payments under notes payable to unrelated parties at December 31, 2020 are as follows:

Year ended December 31, 2020	$11,859
Year ended December 31, 2021	155,501
Year ended December 31, 2022	68,392
Year ended December 31, 2023	2,091
Year ended December 31, 2024 and thereafter	97,667
Total principal payments	$335,510

Notes payable – related party

During the fourth quarter 2020, the Company received $37,000 in cash proceeds from the former Chief Executive Officer and stockholder of the Company as an unsecured obligation. The Company is currently negotiating to settle the outstanding obligation with the issuance of the Company’s common stock. As of December 31, 2020, the principal balance due is $37,000 and is currently in default.

During February 2020, the Company entered a short-term promissory note for principal amount of $22,461 and gross cash proceeds of $20,419 (original issue discount of $2,042) with a stockholder of the Company. The note became due and payable on March 8, 2020 and bore interest at a rate of eighteen (18%) percent per annum prior to the maturity date, and eighteen (18%) per annum if unpaid following the maturity date. The note is unsecured obligation of the Company. In addition, the note carries a 10% original issue discount of $2,042 which have been amortized and recorded in interest expense on the accompanying unaudited statements of operations. The Company is currently negotiating to extend the maturity date of the related party note. As of December 31, 2020, the principal balance of this note amounted to $22,461 and is currently in default.

During October 2019, the Company entered into two short-term promissory notes (the “Notes”) for an aggregate principal amount of $94,056 and gross cash proceeds of $85,000 (original issue discount of $9,056). A note with principal amount of $55,556 was subscribed by Andrew Johnson, an officer of the Company. The Notes became due and payable between October 18, 2019 and December 16, 2019 and bear interest at a rate of twelve (12%) percent per annum prior to the maturity date, and eighteen (18%) per annum if unpaid following the maturity date. The Notes are unsecured obligations of the Company. In addition, the Notes carry a 10% original issue discount of $9,056 which have been amortized and recorded in interest expense on the accompanying consolidated statements of operations. In December 2019, the Company repaid one of the notes with principal amount of $38,500 and accrued interest of $770. As of December 31, 2020, and 2019, the principal balance under the notes was $55,556, respectively.  The Company is currently negotiating on extending the maturity date of the related party note.

On June 28, 2017, the Company issued promissory notes to two of the Company’s then executive officers. The promissory notes accrued interest at a rate of 8.0% per annum and matures on the earlier of (i) one (1) year from the date of the promissory note, and (ii) the closing of the sale of the Company’s securities in a single transaction or a series of related transactions from which at least $500,000 of gross proceeds are raised. During the year ended December 31, 2019, the Company had borrowed $14,229 under the promissory notes. Between February 2019 and March 2019, the Company paid $11,129 under the promissory notes. Additionally, in March 2019, the Company issued 153,080 shares of its Common Stock to a former executive officer upon the conversion of $27,000 of principal amount and accrued interest of $3,267 under a promissory note. In August 2019, the Company repaid principal amount of $21,000 and accrued interest of $1,769. The remaining principal balance of $6,500 and accrued interest of $2,107 were deemed paid pursuant to the respective severance arrangements. During the year ended December 31, 2019, the Company recognized $1,214 of interest expense. As of December 31, 2019, the notes had an accrued interest balance of $0. As of December 31, 2019, the principal balance under the notes was $0.

NOTE 9 - CONVERTIBLE NOTES PAYABLE

The Company’s convertible notes consist of the following as of December 31, 2020 and 2019:	2020	2019

Convertible Notes in the aggregate amount of $100,000, issued on March 22, 2018. The Notes bear interest at a rate of 5% per annum and mature on February 1, 2023. If a qualified financing from which at least $5 million of gross proceeds are raised occurs prior to the maturity date, then the outstanding principal balance of the notes, together with all accrued and unpaid interest thereon, shall be automatically converted into a number of shares of the Company’s Common Stock at $0.40 per Share. The Notes offers registration rights wherein the Company agrees that within 45 days of a Qualified Offering, prior to the Maturity Date, the Company shall file a registration statement with the SEC registering for resale of the shares of Company’s Common Stock into which the Notes are convertible. The Company shall send a written conversion notice to the lender pursuant to the note agreement and as such the principal balance of the convertible note remains outstanding as of December 31, 2020 and 2019. The Company reclassed the principal balance to current portion as of December 31, 2020.
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
	546,036	85,906

Carrying Amount of Convertible Debt	$646,036	$185,906
Less: Current Portion	(646,036)	(85,906)
Convertible Notes, Long Term	$-	$100,000

During October 2020, the Company entered into a short-term convertible note for principal amount of $50,250 with a stockholder of the Company. The note became due and payable on January 27, 2021 and bear interest at a rate of twelve (12%) percent per annum prior to the maturity date, and twelve (12%) per annum if unpaid following the maturity date. The note is unsecured obligation of the Company. As of December 31, 2020, the principal balance of this note amounted to $50,250 . On January 22, 2021 the notes principal and interest were converted into 2,070,300 shares of the company’s common stock in full satisfaction of the note and accrued interest.

The following is a summary of the carrying amounts of convertible notes as of December 31, 2020 and 2019:

	2020	2019
Principal Amount	$933,333	$933,333
Add: additional principal	50,250	-
Add: amortization of redemption premium	88,889	8,280
Less: redemption premium payments	(20,800)	-
Less: principle payments and conversions	(356,186)	-
Less: unamortized debt discount and debt issuance costs	-	(755,707)
Total convertible debt less unamortized debt discount and debt issuance costs	$696,286	$185,906

Between March 2020 and August, 2020, the Company made cash repayments towards the principal of $185,186 and accrued interest of $14,814.

Conversion of Convertible Notes into Common Stock

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

Notice of Delinquent Payment

The Company was delinquent in its payments under the initial convertible note executed on November 27, 2019, with the May 1, 2020 and April 1, 2020 payments. On May 20, 2020, the Company entered into a Forbearance Agreement with the investor (the “Holder”) regarding the initial convertible note. Under the Forbearance Agreement, the investor has agreed to forebear from exercising any default-related rights and remedies subject to the following conditions and material terms:

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

Derivative Liabilities Pursuant to Securities Purchase Agreements

In connection with the issuance of notes during the year ended December 31, 2019, on the initial measurement date of the notes, the fair values of the embedded conversion option of $1,457,290 was recorded as derivative liabilities of which $786,823 was charged to current period operations as initial derivative expense and $670,467 was recorded as a debt discount which was amortized into interest expense over the term of the note. The Company recognized change in fair value of derivative liabilities of $251,638 and $32,577 during the years ended December 31, 2020 and 2019, respectively. Upon conversions during the years ended December 31, 2020, the derivative liability was marked to fair value at the conversion, and then a related fair value amount of $129,714 relating to the portion of debt converted was reclassified to other income as part of gain on debt extinguishment. Additionally, the Company recorded loss on debt extinguishment of $55,398, in connection with the conversions during the years ended December 31, 2020.

The Company recognized gain on extinguishment of debt due to repayment and conversions of notes into shares of common and preferred stock of $3,004,629 and change in fair value of derivative liabilities of $896,000 during the year ended December 31, 2019. The Company determined that the conversion options embedded in the convertible notes require liability presentation at fair value. Each of these instruments provide the holder with the right to convert into Common Stock at a fixed discount market, with certain notes subject to a cap on the conversion price. These clauses cause uncertainty as to the number of shares issuable upon conversion of convertible debt and accordingly require liability presentation on the balance sheet in accordance with US GAAP. For the years ended December 31, 2020 and 2019, the Company measured the fair value of the embedded derivatives using a binomial model and Monte Carlo simulations, and the following assumptions:

	2020	2019
Expected Volatility	213.48% to 216.44%	239.97% to 567.11%
Expected Term	0.16 to 0.66 Years	0.25 to 1.0 Years
Risk Free Rate	0.08% to 0.18%	1.59% to 2.54%
Dividend Rate	0.00%	0.00%

During the year ended December 31, 2019, the Company issued an aggregate of 849,360 Series A preferred stock to various note holders and also sold an aggregate of 55,090 shares of preferred stock for $55,090 which were used to repay and convert a total of $842,791 of principal amount (includes penalty fees of $149,313, included in derivative expenses) during the year ended December 31, 2019 and accrued interest of $61,569 pursuant to the Exchange Agreements (the “Exchange Agreements”). During the year ended December 31, 2019, the Company issued 250,000 shares of Common Stock to a note holder upon the conversion of $4,000 of accrued interest. In March 2019, the Company paid off the principal notes of $186,443 (includes penalty fees of $48,337, included in derivative expenses) during the year ended December 31, 2019 and accrued interest of $20,467. During the years ended December 31, 2020 and 2019, the Company recorded a gain on settlement of debt of $3,004,630 in connection with the exchange and repayments of various convertible notes.

During the year ended December 31, 2020 and 2019, the Company recognized $1,003,439 and $479,111, respectively, of interest expense, of which $838,358 and $425,712 represent non-cash amortization of debt discount and issuance costs.  As of December 31, 2020, the principal balance under the notes was $165,767 and $55,556, respectively.

As of December 31, 2020 and 2019, total accrued interest was $52,051 and $16,677, respectively.

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

On December 21, 2018, the Company filed a Certificate of Cancellation of our previously filed Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock in order to designate 1,000,000 shares as a new Series of Preferred Stock for issuance to former Holders of our Notes under the Exchange Agreements, and filed a new Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (the “Series A Preferred Certificate of Designation”).

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

During the year ended December 31, 2020, the Company converted 30,090 Series A Preferred Stock into 150,450 shares of common stock. During the year ended December 31, 2019, the Company converted 551,341 Series A Preferred Stock into 2,756,705 shares of Common Stock. There are 323,019 and 353,109 shares of Series A Preferred Stock outstanding as of December 31, 2020 and 2019, respectively, which were convertible into 1,615,095 and 1,765,545 shares of common stock as of December 31, 2020 and 2019, respectively.

On February 16, 2021, the Company entered into a Securities Purchase Agreement with 3i, LP (“3i”) and an institutional investor (“Investor”) under which the Investor agreed to purchase and 3i agreed to sell certain 8% senior secured convertible note dated November 27, 2019 (the “Note”) and all of our warrants previously issued to 3i and 3i agreed settle and release all claims asserted against the Company. As a result, 3i agreed to dismiss all pending litigation against the Company. Furthermore, the Subsidiary Guaranty, IP Security Agreement and Registration Rights Agreement with 3i were also terminated.

In addition, the Company entered into an Exchange Agreement with the Investor and filed with the Secretary of State of the State of Nevada a Certificate of Designation of Preferences, Rights and Limitations for Series A Preferred Stock under which the Note in the original principal amount of $750,000 would be exchanged for $500,000 of a new series of our preferred stock designated 0% Series A Convertible Preferred Stock (the “Series A Preferred”) with a stated value of $1,000 per share (the “Stated Value”).

The Company authorized the issuance of a total of 1,000 ($1,000,000) of Series A Preferred for issuance. Each share of Series A Preferred is convertible at the option of the Holder, into that number of shares of our common stock, par value $0.0001 per share) (the “Common Stock”) (subject to certain limitations on beneficial ownership) determined by dividing the Stated Value by $0.05 per share (the “Conversion Price”), subject to adjustment in the event of stock dividends, stock splits, stock combinations, reclassifications or similar transactions that proportionately decrease or increase the Common Stock.

The Company is prohibited from effecting the conversion of the Series A Preferred to the extent that, as a result of such conversion, the holder beneficially owns more than 4.99% (which may be increased to 9.99% upon 61 days’ written notice to the Company), in the aggregate, of the issued and outstanding shares of the Common Stock calculated immediately after giving effect to the issuance of shares of Common Stock upon the conversion of the Series A Preferred. Holders of the Series A Preferred shall be entitled to vote on all matters submitted to the Company’s stockholders and shall be entitled to the number of votes equal to the number of shares of Common Stock into which the shares of Series A Preferred Stock are convertible, subject to applicable beneficial ownership limitations. The Series A Preferred Stock provides a liquidation preference equal to the Stated Value, plus any accrued and unpaid dividends, fees or liquidated damages.

The Series A Preferred can be redeemed at the Company’s option upon payment of a redemption premium between 120% to 135% of the Stated Value of the outstanding Series A Preferred redeemed. The Company is not obligated to file a registration statement under the Securities Act of 1933, as amended (the “Act”), with respect to the shares of Common Stock into which Series A Preferred may be converted however the Investor will be deemed to have held the Series A Preferred on the original issue date to 3i for the purposes of the availability of an exemption from registration provided by Rule 144 under the Act.

On February 16, 2021 the Company offered to our prior Series A preferred stock enhanced conversion inducements to voluntarily convert preferred shares into our Common Stock and filed a Certificate of Cancellation and Withdrawal with the Secretary of State of the State of Nevada cancelling our prior Certificate of Designation of Preferences, Rights and Limitations for Series A Preferred Stock, all of which has been converted to Common Stock, in order to issue the new Series A Preferred stock described herein.

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

During the year ended December 31, 2019, the Company converted 1,150,000 Series B-1 Preferred Stock into 143,750 shares of Common Stock.   There are 1,650,000 shares of Series B-1 preferred stock outstanding, which were convertible into 206,250 shares of common stock, as of December 31, 2020 and 2019.

On February 16, 2021, the Company offered to our Series B-1 preferred stock enhanced conversion inducements to voluntarily convert preferred shares into our Common Stock and expects to file a Certificate of Cancellation and Withdrawal with the Secretary of State of the State of Nevada cancelling our previous Certificate of Designation of Preferences, Rights and Limitations for Series B-1, Preferred Stock upon conversion or cancellation of Series B-1.

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

During the year ended December 31, 2019, the Company converted 1,168,000 Series B-2 Preferred Stock into 146,000 shares of Common Stock.   There are 7,516,000 shares of Series B-1 preferred stock outstanding, which were convertible into 939,500 shares of common stock as of December 31, 2020 and 2019.

On February 16, 2021, the Company offered to our Series B-2 preferred stock enhanced conversion inducements to voluntarily convert preferred shares into our Common Stock and expect to file a Certificate of Cancellation and Withdrawal with the Secretary of State of the State of Nevada cancelling our previous Certificate of Designation of Preferences, Rights and Limitations for Series B-2, Preferred Stock upon conversion or cancellation of Series B-2.

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

As the Company was unable to proceed with the clinical trials and research, on July 31, 2019, the Company entered into a Surrender and Mutual Release Agreement (the “Cancellation Agreement”) to terminate the agreements and to cancel all issued and outstanding shares of Series C Preferred. Accordingly, the Company cancelled 1,733,334 shares of Series C Preferred Stock which was recorded at par value.

As of December 31, 2020 and 2019, there were no shares of Series C Preferred Stock issued and outstanding.

On April 7, 2021 the Company filed a Certificate of Cancellation and Withdrawal with the Secretary of State of the State of Nevada cancelling our prior Certificate of Designation of Preferences, Rights and Limitations for Series C Preferred Stock, all of which has been cancelled or converted into Common Stock.

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

On March 28, 2018, the Company issued 45 shares of Series D Preferred Stock. The Company received $550,000 in connection with the Offering including $50,000 in cash for 5 shares of Series D Preferred Stock and $500,000 in debt re-payment to officers and directors for 2016 and 2017 bonuses for 40 shares of Series D Preferred Stock. During the year ended December 31, 2019, the Company converted 27 shares of Series D Preferred Stock into 675,000 shares of Common Stock.  There were 18 shares of Series D preferred stock outstanding which were convertible into 450,000 shares of common stock as of December 31, 2020 and 2019.

On February 16, 2021, the Company offered to our Series D preferred stock enhanced inducements to voluntarily convert preferred shares into our Common Stock and expect to file a Certificate of Cancellation and Withdrawal with the Secretary of State of the State of Nevada cancelling our previous Certificate of Designation of Preferences, Rights and Limitations for Series D, Preferred Stock upon conversion or cancellation of Series D.

On April 7, 2021 the Company filed a Certificate of Cancellation and Withdrawal with the Secretary of State of the State of Nevada cancelling our prior Certificate of Designation of Preferences, Rights and Limitations for Series D Preferred Stock, all of which has been cancelled or converted into Common Stock.

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

The Series E Preferred has a no mandatory redemption rights however, in the event the Company raisee $5,000,000 from a capital raising transaction involving any equity or equity-linked financing during any fiscal quarter in an amount which would cause the Company’s cash or cash equivalents to exceed $5,000,000 (a “Fundamental Transaction”), the Company is required from the proceeds of such offering, to offer C2M a right to redeem Series E Preferred then outstanding as follows:

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

On July 31, 2019, the Company granted 10,000 Series E Preferred in connection with a Management and Services Agreement (the “MSA”) with C2M. The Company valued the 10,000 Series E Preferred shares which is equivalent into 6,250,000 common shares at a fair value of $0.54 per common share or $3,375,000 based on the sales of common stock on recent private placements on the dates of grant. During the year ended December 31, 2019, the Company recorded stock-based compensation of $260,795 and prepaid expense – related party of $3,114,204 to be amortized over the term of the MSA. During fiscal year 2020, the Company impaired the remaining unamortized prepaid balance and recognized an impairment charge of $2,483,523 as the Company no longer anticipates utilizing the services under the MSA.

 As of December 31, 2020 and 2019, there were 10,000 shares of Series E Preferred Stock issued and outstanding which were convertible into 6,250,000 shares of common stock.

On February 16, 2021, the Company offered to our Series E preferred stock enhanced conversion inducements to voluntarily convert preferred shares into our Common Stock.

On April 7, 2021 the Company filed a Certificate of Cancellation and Withdrawal with the Secretary of State of the State of Nevada cancelling our prior Certificate of Designation of Preferences, Rights and Limitations for Series E Preferred Stock, all of which has been cancelled or converted into Common Stock.

Common Stock

The Company’s authorized Common Stock consists of 650,000,000 shares with a par value of $0.0001 per share.

The following were transactions during the year ended December 31, 2020:

Sale of Common Stock for private placement

During the year ended December 31, 2020, the Company sold an aggregate of 3,000,000 shares of Common Stock for total proceeds of $350,000.

Conversion of Series A Preferred stock into Common Stock

On January 20, 2020, the Company converted 30,090 Series A Preferred Stock into 150,450 common shares.

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

These shares of common stock had an aggregate fair value of $240,078 and the Company recorded $55,398 of loss on debt extinguishment related to these note conversions.

Common Stock pursuant to Forbearance Agreement

On May 20, 2020, the Company entered into a Forbearance Agreement with the note holder regarding the initial convertible note executed on November 27, 2019. The Company has issued the Holder 500,000 shares of the Company’s common stock in consideration for the forbearance and valued the shares of Common Stock at the fair value of approximately $0.18 per common share or $90,000 based on the quoted trading price on the date of grant. The Company recorded interest expense of $90,000 during the year ended December 31, 2020.

Common Stock for services

On December 31, 2020, the Company issued approximately 2 million shares to an executive and board member of the Company in settlement of an accrued payroll balance of $75,000. The Company recognized $31,000 of stock-based compensation in relation to the settlement.

On January 23, 2020, the Company issued 250,000 shares of Common Stock for legal services to be rendered in fiscal 2020 and valued the shares of Common Stock at the fair value of approximately $0.4948 per common share or $123,700 based on the quoted trading price on the date of grant which the Company recorded as stock-based compensation during the year ended December 31, 2020.

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

On July 1, 2020, the Company entered into a consulting agreement for corporate legal advisor services. The consultant shall receive compensation of 750,000 shares of the Company’s Common Stock for services rendered and to be rendered until September 30, 2020. The Company valued the shares of Common Stock at the fair value of approximately $0.0941 per common share or $70,575 based on the quoted trading price on the date of grant. The Company recorded stock-based legal fees of $59,086 during the year ended December 31, 2020 and a reduction of $11,490 of accounts payable.

Common Stock related to exercise of Stock Options

In September 2020, the Company issued 20,000 shares of common stock for the exercise of stock options by the former President of the Company and received proceeds of $6,000.

Common Stock issued for Vested Restricted Common Stock Award

During the year ended December 31, 2020, the Company issued an aggregate of 1,948,486 of Common Stock to employees and consultants for vested restricted stock awards.

Common Stock issued for Unissued Stock

There were 564,580 shares of common stock issuable which were issued during the year ended December 31, 2020 and accordingly, there remains 100,000 shares of common stock to be issued at December 31, 2020.

Sale of Common Stock for private placement

During the year ended December 31, 2020, the Company sold an aggregate of 3,700,000 shares of Common Stock for total proceeds of $385,000.

The following were transaction during the year ended December 31, 2019:

Common Stock issued for Development Agreement

In consideration for the Development Agreement (see Note 11), C2M was issued 8,385,691 shares of our Common Stock on January 8, 2019. Additionally, the Company granted immediately vested 10-year options to purchase 750,000 shares of Common Stock, with exercise price of $0.32 per share to certain C2M founders. As a result, C2M became the Company’s largest shareholder holding (inclusive of the vested options held by its founders) approximately 51% of the Company’s outstanding Common Stock as of the date of the Development Agreement. Consequently, such transaction resulted in a change of control whereby, C2M obtained majority control through its Common Stock ownership (See Note 11). Therefore, the Company accounted for the 8,385,691 shares of Common Stock under ASC 845-10-S99 “Transfer of Nonmonetary Assets by Promoters or Shareholders” whereby the transfer of nonmonetary assets to a company by its promoters or shareholders in exchange for stock prior to or at the time of the company's initial public offering normally should be recorded at the transferors' historical cost basis determined under GAAP. The Company determined that the value of the Development Agreement is $0 and recording it in a step-up basis would not be appropriate since C2M is considered a promoter, majority shareholder and also a related party having an ownership interest of 51% in the Company on the execution date of the Development Agreement. Accordingly, the Company recorded the issuance of 8,385,691 shares of Common Stock at par value. The 750,000 options were valued on the grant date at approximately $0.13 per option for a total of $96,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.13 per share (based on the quoted trading price on the dates of grants), volatility of 296%, expected term of 10 year, and a risk-free interest rate of 2.74%. During the year ended December 31, 2019, the Company recorded stock-based compensation of $96,000.

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

On September 13, 2019, the Board approved additional awards to officers, directors and consultants under the 2019 Plan as follows:

Name	Amount of Grant	Vesting Period	Vesting Commencement Date
Bobby Yampolsky – former Director	1,000,000 shares of restricted Common Stock.	1/48th per month.	Cancelled.
Emiliano Aloi – former CEO	1,000,000 shares of restricted Common Stock.	1/48th per month.	Cancelled.
Consultant – Legal and consulting services	100,000 shares of restricted Common Stock.	1/48th per month.	Vests October 1, 2019.
Consultant – consulting services	1,000,000 shares of restricted Common Stock.	1/48th per month.
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

Common Stock Warrants

A summary of the Company’s outstanding stock warrants as of December 31, 2020 and 2019 and changes during the period ended are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2018	644,083	1.77	1.38
Granted	1,578,549	0.45	5.00
Cancelled	—	—	—
Exercised	—	—	—
Forfeited	(208,333)	4.80	—
Balance at December 31, 2019	2,014,299	0.45	3.31
Granted	50,000	0.50	0.17
Cancelled	(485,750)	0.49
Exercised	-	-
Forfeited	-	-
Balance at December 31, 2020	1,578,549	0.49	3.01

Warrants exercisable at December 31, 2020	1,578,549	$0.49	2.50
Weighted average fair value of warrants granted during the period		$0.50

As of December 31, 2020, aggregate intrinsic value in connection with exercisable warrants amounted to approximately $50,000.

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

On November 27, 2019, the Company issued a convertible note in the principal amount of $833,333, and a warrant to purchase 275,612 shares of Common Stock. The Company granted the note holder warrants in connection with the issuance of this note. The warrants had a term of 2 years from the date of grant. The warrants are exercisable at an exercise price of $0.756 per share of Common Stock at any time before the close of business on the day two years after their issuance subject to adjustment in the event of stock dividends, splits, fundamental transactions, or other changes in capital structure, and contain provisions that permit cashless exercise if a registration statement covering the resale of the shares issuable pursuant to the warrants is not filed within 180 days of their issuance.  The Company accounted for the warrants by using the relative fair value method and recorded debt discount from the relative fair value of the warrants of $140,243 using the Binomial Lattice method and is being amortized over the term of the note. Additionally, the Company issued 84,187 warrants to purchase shares of the Company’s common stock to a certain FINRA broker-dealer who acted on behalf of the Company in connection with the issuance of this convertible note. The warrants had a term of 4 years from the date of grant and was exercisable at an exercise price of approximately $0.08. The 84,187 warrants were valued on the grant date at approximately $0.64 per warrant for a total of $54,145 using a Binomial Lattice method with the following assumptions: stock price of $0.65 per share (based on the quoted trading price on the date of grant), volatility of 270%, expected term of 4 years, and a risk free interest rate of 1.63%. The Company recorded these warrants as debt discount which is being amortized over the term of the note. The Company assessed the classification of its common stock purchase warrants as of the date of each equity offering and determined that such instruments met the criteria for equity classification under the guidance in ASU 2017-11 “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Feature”. The Company has no warrants that contain a ‘round down’ feature under Topic 815 of ASU 2017-11.

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

Stock option activity for the year ended December 31, 2020 and 2019 is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life(Years)
Balance at December 31, 2018	959,375	0.41	8.79
Granted	4,753,572	0.21	8.54
Exercise	(375,000)	0.01	9.12
Forfeited	(666,667)	0.05	8.56
Balance at December 31, 2019	4,671,280	0.29	7.29
Granted	1,000,000	0.30	9.75
Exercise	(20,000)	0.30	9.18
Forfeited	(1,899,531)	0.41	-
Balance at December 31, 2020	3,751,749	$0.23	8.0
Options exercisable at December 31, 2020	3,517,638	$0.24	8.0

Weighted average fair value of options granted during the period $0.33

As of December 31, 2020, aggregate intrinsic value in connection with exercisable options amounted to approximately $31,500.

On February 2020, the Company granted 1,000,000 options to purchase shares of the Company’s Common Stock to Derek Du Chesne, the Company’s former President, Chief Growth Officer and Director in connection with his employment agreement . The options have a 10-year term from the date of grant and were exercisable at an exercise price of $0.30 per share. The fair value of the options granted amounted to $0.33 per option or $332,900. In September 2020, the former President tendered his resignation and exercised 20,000 options for $6,000. The remaining 980,000 options were cancelled upon his resignation.

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

The Company recognized $282,326 and $227,394 of compensation expense relate to the vesting of stock options for the year ended December 31, 2020 and 2019.  These amounts are included in general and administrative expenses on the accompanying unaudited consolidated statement of operations.

The following were transactions during the year ended December 31, 2019.

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

Restricted Common Stock

A summary of the status of the restricted common stock and changes during the year ended December 31, 2020 is as follows. There was no activity during the year ended December 31, 2018.

	Restricted Stock Common Stock	Weighted Average Grant-Date Fair Value Per Share
Balance at December 31, 2018	-	$-
Granted	3,727,778	0.69
Vested and issued	(144,450)	(0.84)
Forfeited	-	-
Balance at December 31, 2019	3,583,328	$0.68
Granted	4,871,022	0.08
Vested and issued	(1,948,486)	0.39
Forfeited	(4,771,703)	0.36
Balance at December 31, 2020	1,734,161	0.41

As of December 31, 2020, unamortized or unvested stock-based compensation costs related to restricted share arrangements was approximately $935,000 and will be recognized over a weighted average period of 0.75 years.

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

On April 29, 2020, Derek Du Chesne accepted his appointment to the additional positions of President and a member of our Board of Directors. Following his appointment as President, the Company granted 1,000,000 shares of restricted common stock as additional compensation, with vesting and other terms to be decided by the Company’s Compensation Committee. In September 2020, Derek Du Chesne tendered his resignation as President, Chief Growth Officer and Director and as such, the unvested 1,000,000 shares of restricted common stock have been cancelled as of September 30, 2020.

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

During the year ended December 31, 2020 and 2019, the Company recorded stock-based compensation of approximately $347,667 and $13,500 in connection with vested restricted common stock grants, respectively.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Legal Matters

In the ordinary course of business, the Company enters into agreements with third parties that include indemnification provisions which, in its judgment, are normal and customary for companies in the Company’s industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, the Company generally agrees to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to the Company’s product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, the Company has no liabilities recorded for these provisions as of December 31, 2020 or 2019.

On January 22, 2021, we settled all outstanding claims and obligations to Dr. Krassen Dimitrov. Previously, we had recorded an obligation on our balance sheet of $575,000 for claims asserted against us. The terms of the settlement are confidential, other than no cash was paid in connection with the settlement. As a result, we expect to eliminate $575,000 of indebtedness from our financial statements during the quarter ended March 31, 2021.

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

The 50% amount as well as the first monthly installment for each plaintiff was paid and we are in default for the remaining 5 monthly payments.

On November 19th, 2020 a complaint was filed in United States District Court Southern District of New York on behalf of 3i, LP, 3i, LP v. Exactus, Inc. 1:20-cv-09734. The complaint claimed that the Company had defaulted on the promissory note issued by 3i, LP in November 27, 2019 and sought a judgment of $703,268.21. On February 16, 2021, the Company entered into a Securities Purchase Agreement with 3i, LP and an institutional investor under which the Investor agreed to purchase and 3i agreed to sell that certain 8% senior secured convertible note dated November 27, 2019 and all of our warrants previously issued to 3i and 3i agreed settle and release all claims asserted against us. As a result, 3i agreed to dismissal of all pending litigation against us, with prejudice.

On October 26, 2020 two complaints were filed in the Circuit Court, Palm Beach County, Florida on behalf of a former vendors of the Company. The cases entitled SEP COMMUNICATIONS LLC V EXACTUS INC. 50-2020-CA-011680-XXXX-MB and SOUTHEASTERN PRINTING COMPANY V EXACTUS INC 50-2020-CC-009475-XXXX-SB seeks approximately $54,612.80 & $19,528.36 respectively, plus interests and court costs.

Leases

On March 1, 2019, the Company, through its majority-owned subsidiary, EOW, entered into a farm lease agreement for a lease term of one year. The lease premise is located in Cave Junction, Oregon and consist of approximately 100 acres. The lease requires the Company to pay 5% of the net income realized by the Company from the operation of the lease farm. The lease shall continue in effect from year to year except for at least a 30-day written notice of termination. The Company does not intend to renew the lease.

On March 1, 2019, the Company, through its majority-owned subsidiary, EOW, entered into a farm lease agreement for a lease term of one year. The lease premise is located in Glendale, Oregon and consist of approximately 100 acres. The lease requires the Company to pay $120,000 per year, whereby $50,000 was payable upon execution and $70,000 shall be payable prior to planting for agricultural use or related purposes. The lease shall continue in effect from year to year except for at least a 30-day written notice of termination. The Company does not intend to renew the lease.

On April 30, 2019, the Company, through its majority-owned subsidiary, EOW, entered into a farm lease agreement for a lease term of one year. The lease premise is located in Cave Junction, Oregon and consists of approximately 38 acres. The lease requires the Company to pay $76,000 per year, whereby $38,000 was payable upon execution and $38,000 shall be payable on September 15, 2019 and 2% of the net income realized by the Company from the operation of the lease farm. The Company has paid the initial payment of $26,000 and the remaining $12,000 was paid directly to the landlord by an affiliated company who is renting the portion of the lease property from the Company. The affiliated company is owned by two managing members of EOW. EOW is in the process of arranging a sub-lease agreement with the affiliated company. The lease shall continue in effect from year to year for five years except for at least a 30-day written notice of termination (see Note 7). The Company does not intend to renew the lease.

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

On January 21, 2021 we entered into a Settlement Agreement with Ceed2Med, LLC, Skybar Holding, LLC ,and their principals cancelling all agreements, obligations and claims and providing full mutual releases of the Company and such persons.

On July 1, 2019, the Company entered into an office lease agreement for a lease term of six months beginning July 1, 2019 ending December 31, 2019 for a total rental of $6,052 for six months. The lease premise is located in Delray Beach, Florida. In December 2019, the Company and landlord agreed to extend the lease for another 6-month term from January 2020 to June 2020 with the same terms as the original lease agreement. Since the end of the 6-month lease in June 2020, the company continued on a month-to-month.

Ceed2Med

As previously disclosed, on January 8, 2019, the Company entered into a Master Product Development and Supply Agreement (the “Development Agreement”) with Ceed2Med, LLC. Emiliano Aloi of C2M became a member of the Company’s Advisory Board in January 2019 and was appointed President of the Company on March 11, 2019. On August 13, 2019, the Company appointed Mr. Aloi as Interim Chief Executive Officer and on June 24, 2020, the Company appointed Mr. Aloi as a new member of the Board of Directors of the Company. On December 11, 2020 Mr. Aloi resigned from his positions as Interim Chief Executive Officer and Director of the company and on January 21, 2021 the Company entered into a Settlement Agreement with Ceed2Med, LLC and its principals cancelling all agreements, obligations and claims and providing full mutual releases of the Company and such persons, although Mr Aloi was not released from any claims or obligations that could be asserted by the Company. In connection with the settlement, Ceed2Med, LLC agreed to assignment of all rights to convert its outstanding shares of Series E Preferred Stock at a price of $1.60 per share to third parties in connection with settlement and releases of third party claims, resulting in no further dilution from issuances of settlement shares other than the right for Ceed2Med to have received such shares upon conversion and thereupon the Series E Preferred Stock was simultaneously converted into shares of common stock.

On December 22, 2020 Ken Puzder, the Company’s former Chief Financial officer and member of the Board of Directors, resigned from all positions with the Company. Mr. Puzder served as Chief Financial officer of C2M during his tenure with the Company, and previously and subsequently. Mr. Puzder was not released from any claims or obligations that could be asserted by the Company under the C2M Settlement Agreement entered on January 21, 2021.

As previously disclosed, on March 11, 2019, the Company acquired, through our majority-owned subsidiary, EOW, from the Company’s largest shareholder, C2M, certain rights to a 50.1% limited liability membership interest in certain farm leases and operations in Oregon in order to enter into the business of hemp farming for the 2019 grow season.

As previously disclosed, on July 31, 2019, the Company finalized and entered into a Management and Services Agreement in order to provide the Company project management and various other benefits associated with the farming rights, operations and opportunities with C2M, including assignment by C2M of C2M’s agreements and rights to acquire approximately 200 acres of hemp farming.

Employment Agreements

Andrew Johnson, the Company’s Chief Strategy Officer, was serving under a two-year employment agreement adopted on March 11, 2019 at an annual salary of $110,000, which was increased to $150,000 on January 23, 2020. In addition, he will be entitled to an annual cash bonus, in an amount as determined by the board of directors, if the Company meets or exceeds criteria adopted by the Compensation Committee of the Board of Directors. He shall also be eligible for grants of awards under stock option or other equity incentive plans of the Company as the Company’s Compensation Committee. For the 2019 year, he received a cash bonus of $100,000 to be paid in equal installments over the next 12 months which have been recorded in accrued expenses on the consolidated balance sheet as of December 31, 2020 and 2019. On January 22, 2021 the company reached an agreement with Mr. Johnson to exchange all accrued salaries, unpaid expenses and unpaid bonus for 7,752,880 shares of the company’s common stock and to terminate his employment agreement.

Derek Du Chesne, the Company’s former President, Chief Growth Officer, and a Director, was serving under a two-year employment agreement dated February 18, 2020 and entered into in connection with his service as Chief Growth Officer. Du Chesne’s base salary for the initial year of service will be $150,000, increasing to not less than $250,000 for the second year of service, subject to annual review by the Board of Directors. He will be entitled to quarterly cash bonuses based on a percentage of our net sales to be determined. In addition, Mr. Du Chesne was entitled to annual cash bonuses as follows: (1) up to 250% of base salary for the 2020 calendar year, if: (A) Company’s net income on a consolidated basis for the 2020 fiscal year is equal to or in excess of $5,000,000; or (B) Company’s net sales on a consolidated basis is equal to or in excess of $40,000,000 during the 2020 fiscal year; and (2) 200% of base salary for the 2021 calendar year, subject to the satisfaction of performance criteria set by the Board in consultation with a third-party compensation expert and Mr. Du Chesne. He was eligible to participate in the Company’s Equity Incentive Plan during his employment. Upon execution of the Agreement, he was granted options to purchase up to 1,000,000 shares of the Company’s common stock at a price of $0.50 per share. 250,000 of these options were vested immediately, with the remaining 750,000 options to vest in equal installments over the next twenty-four months. The employment agreement with Mr. Du Chesne was intended to provide direct incentives to increase company sales, while providing a reasonable base compensation for his service. Following his appointment as President, he received 1,000,000 shares of restricted common stock as additional compensation, with vesting and other terms to be decided by the Company’s Compensation Committee. On March 5, 2020, the Board of directors of the Company approved the repricing of Mr. Du Chesne’s stock options to 90% of the market price on the original date of grant or exercise price of $0.30 per share (see Note 10). In September 2020, Mr. Du Chesne tendered his resignation as President, Chief Growth Officer and Director of the Company and the company and he entered into a Separation and Release Agreement.

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

On November 20, 2017, Dr. Dimitrov, former director of the Company, provided a notice to the Company stating that he was resigning from the Board, effective immediately. Dr. Dimitrov indicated that his resignation from the Board was based on the deteriorating relationship between the Company and Digital Diagnostics over the non-payment of fees owed by the Company pursuant to the licensing agreement between the Company and Digital Diagnostics. The Company paid $0 during the years ended December 31, 2020 and 2019.

For the year ended December 31, 2020 and 2019, $0 and $22,100, respectively, was recognized in Research and Development expenses for consulting provided by Dr. Dimitrov, respectively. As of December 31, 2020 and 2019, $575,000 was included in accounts payable for both periods to KD Innovation Ltd., an affiliated entity of Dr. Dimitrov.

On January 8, 2019, the Company entered into a Master Product Development and Supply Agreement with C2M.  As of December 31, 2020 C2M is a majority stockholder of the Company.  At December 31, 2020 and December 31, 2019, accounts payable to C2M related to purchase of inventory amounted to $0 and $8,342, respectively. During the year ended December 31, 2020 and 2019, the Company recognized revenues from C2M of $3,300 and $125,000, respectively from sales of inventory and recorded related cost of sales of $1,701 and $96,647, respectively. Additionally, accounts receivable from C2M as of December 31, 2020 and 2019 amounted to $0. As of December 31, 2019, the Company had recorded unearned revenue of $215,000 with C2M. On January 21, 2021 the Company entered into a Settlement Agreement with Ceed2Med, LLC and certain of its principals cancelling all agreements, obligations and claims and providing full mutual releases of the Company and such persons.

From time to time, the Company’s subsidiary, EOW, receives advances from an affiliated company which is owned by three members of EOW for working capital purposes. The advances are non-interest bearing and are payable on demand. The Company advanced $127,500 during fiscal 2019 to these related parties which resulted in a receivable or due from related parties of $128,489 and $127,500 as of December 31, 2020 and 2019, respectively. These advances are short-term in nature, non-interest bearing and due on demand. The Company reclassed the $128,489 related party receivable to the stockholders’ equity section as of December 31, 2020.

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

On July 9, 2019, the Company entered into a Commercial Lease Agreement (the “Lease”) with Skybar Holdings, LLC, a Florida limited liability company. Pursuant to the Lease, the Company will rent the entire first floor (consisting of approximately 4,000 square feet) of a property located in Delray Beach, Florida (the “Premises”). The Company plans to develop the Premises to create a hemp-oriented health and wellness retail venue, including education, clothing and cosmetics, and explore franchise opportunities. The initial term of the Lease is 5 years commencing August 1, 2019, with two 5-year extension options. The Lease includes a right of first refusal in favor of the Company to lease any space that becomes available on the 2nd and 3rd floor of the Premises and a right of first refusal to purchase the Premises. Pursuant to the Lease, the Company will pay rent equal to $40,000 per month in advance in addition to all applicable Florida sales and/or federal taxes and security deposit of $40,000. Effective one year from the lease commencement date and each year thereafter, the rent shall increase at least three percent (3%) per year. The lessor of the Premises is a limited liability company owned or controlled by Vladislav (Bobby) Yampolsky, a former member of the Board and the founder, manager and controlling member of C2M, the Company’s largest stockholder. During the second quarter of fiscal 2020, the Company has determined that the commercial lease with Skybar Holding, LLC is not in compliance with current laws or regulations in the City of Delray Beach and does not represent an enforceable contract and was void from the moment of execution. As a result, the Company has restated its prior year financial information to correct this accounting error. Additionally, on August 6, 2020, the Company submitted a written termination letter to Skybar Holdings, LLC. On January 21, 2021 we entered into a Settlement Agreement with Ceed2Med, LLC and its principals, including Mr. Yampolsky and Skybar Holdings, LLC, cancelling all agreements, obligations and claims and providing full mutual releases of the Company and such persons.

From January 31, 2020 through December 31, 2020, the Company’s Former Interim Executive Chairman, Bobby Yampolsky, made a series of advances to the Company in the approximate total amount of $97,000 and has been included in due to related party as reflected in the accompanying condensed consolidated balance sheets. These advances are short-term in nature and non-interest bearing. On June 11, 2020, Mr. Yampolsky tendered his resignation as a member and interim chairman of the board of directors of the Company. Additionally, the Company agreed to pay $12,500 on June 11, 2020 and a monthly installment payment of approximately $7,084 beginning July 15, 2020 to June 15, 2021. On June 11, 2020, the Company paid $12,500 of these related party advances.. As of December 31, 2020, due to related party amounted to $77,916. On January 21, 2021 we entered into a Settlement Agreement with Ceed2Med, LLC and certain of its principals, including Mr. Yampolsky, cancelling all agreements, obligations and claims and providing full mutual releases of the Company and such persons. As such as of March 31st, 2021, due to related party amounted to $0.

NOTE 13 – CONCENTRATION OF REVENUE AND SUPPLIERS

During the year ended December 31, 2020 and 2019, total sale of CBD products to three customers of which two were related parties in 2019, represented approximately 82% (37%, 23% and 22%) during fiscal 2020 and 58% (11%, 36% - related party, and 11% - related party) during fiscal 2019, of the Company’s net sales.

As of December 31, 2019, total accounts receivable, net from two customers and one related party customer represented approximately 82% (18%, 38%, 25% - related party, and 27%) of accounts receivable.

During the year ended December 31, 2019, the Company purchased inventory from C2M totaling approximately $1,033,213 (98% of the purchases).  During the year ended December 31, 2019, the Company fully reserved finished goods related to purchased CBD products from C2M and resulted in an inventory reserve loss of $837,153 which is included in cost of sales on the consolidated statements of operations.

At December 31, 2020, total accounts payable with one vendor was approximately 27% of total accounts payable.

As of December 31, 2019, total accounts payable from two vendors and one affiliated company represented approximately 60% (12%, 30% and 18% -related party) of total accounts payable. The affiliated company is owned by three members of EOW.

NOTE 14 – INCOME TAXES

The Company has incurred aggregate net operating losses of approximately $21.1 million for income tax purposes as of December 31, 2020. The net operating losses carry forward for United States income taxes, which may be available to reduce future years’ taxable income. Management believes that the realization of the benefits from these losses appears not more than likely due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as necessary.

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the years ended December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
US Federal Statutory Tax Rate	21.0%	21.6%
State taxes	4.35%	4.6%
Bad debt	(1.62%)	-
Derivative loss	1.02	-
Stock-based compensation	(3.17%)	-
Depreciation	0.19%	-
Amortization	2.17%	-
Impairment	(12.00%)	-
Change in valuation allowance	(11.92%)	(25.6%)
	0.00%	0.00%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2020 and 2019 are summarized as follows:

Deferred Tax Asset:	December 31, 2020	December 31, 2019
Net operating loss carryforward	$8,337,000	$4,226,345
Valuation allowance	(8,337,000)	(4,226,345)
Net deferred tax asset	$-	$-

Of the approximately $21.1 million of available net operating losses, $2.3 million begin to expire in 2034 and $1.9 million which were generated after the Act’s effective date can be utilized indefinitely subject to annual usage limitations.

The Company provided a valuation allowance equal to the deferred income tax asset for the year ended December 31, 2020 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. The increase in the allowance was $4.0 million in fiscal 2020. Additionally, the future utilization of the net operating loss carryforward to offset future taxable income may be subject to an annual limitation, based upon IRC Section 382/383 Ownership change rules that may have or could occur in the future. The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2017, 2018, 2019 and 2020 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

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

NOTE 15 – RESTATEMENT OF PRIOR FINANCIAL INFORMATION

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

NOTE 16 - SUBSEQUENT EVENTS

In accordance with authoritative guidance, the Company has evaluated any events or transactions occurring after December 31, 2020, the balance sheet date, through the date of filing of this report and note that there have been no such events or transactions that would require recognition or disclosure in the consolidated financial statements as of and for the year ended December 31, 2020, except as disclosed below.

On February 16, 2021, the Company entered into a Securities Purchase Agreement with 3i, LP (“3i”) and an institutional investor (“Investor”) under which the Investor agreed to purchase and 3i agreed to sell that certain 8% senior secured convertible note dated November 27, 2019 (the “Note”) and all of our warrants previously issued to 3i and 3i agreed settle and release all claims asserted against us. As a result, 3i agreed to dismissal of all pending litigation against the Company.

As a result, the Subsidiary Guaranty, IP Security Agreement and Registration Rights Agreement with 3i were also terminated.

In addition, the Company entered into an Exchange Agreement with the Investor and filed with the Secretary of State of the State of Nevada a Certificate of Designation of Preferences, Rights and Limitations for Series A Preferred Stock under which the Note in the original principal amount of $750,000 would be exchanged for $500,000 of a new series of preferred stock designated 0% Series A Convertible Preferred Stock (the “Series A Preferred”) with a stated value of $1,000 per share (the “Stated Value”).

The Company authorized the issuance of a total of 1,000 ($1,000,000) of our Series A Preferred for issuance. Each share of Series A Preferred is convertible at the option of the Holder, into that number of shares of our common stock, par value $0.0001 per share) (the “Common Stock”) (subject to certain limitations on beneficial ownership) determined by dividing the Stated Value by $0.05 per share (the “Conversion Price”), subject to adjustment in the event of stock dividends, stock splits, stock combinations, reclassifications or similar transactions that proportionately decrease or increase the Common Stock.

The Company is prohibited from effecting the conversion of the Series A Preferred to the extent that, as a result of such conversion, the holder beneficially owns more than 4.99% (which may be increased to 9.99% upon 61 days’ written notice to the Company), in the aggregate, of the issued and outstanding shares of the Common Stock calculated immediately after giving effect to the issuance of shares of Common Stock upon the conversion of the Series A Preferred. Holders of the Series A Preferred shall be entitled to vote on all matters submitted to the Company’s stockholders and shall be entitled to the number of votes equal to the number of shares of Common Stock into which the shares of Series A Preferred Stock are convertible, subject to applicable beneficial ownership limitations. The Series A Preferred Stock provides a liquidation preference equal to the Stated Value, plus any accrued and unpaid dividends, fees or liquidated damages.

The Series A Preferred can be redeemed at the Company's option upon payment of a redemption premium between 120% to 135% of the Stated Value of the outstanding Series A Preferred redeemed. We are not obligated to file a registration statement under the Securities Act of 1933, as amended (the “Act”), with respect to the shares of Common Stock into which Series A Preferred may be converted however the Investor will be deemed to have held the Series A Preferred on the original issue date to 3i for the purposes of the availability of an exemption from registration provided by Rule 144 under the Act.

On February 16, 2021 the Company filed a Certificate of Cancellation and Withdrawal with the Secretary of State of the State of Nevada cancelling our previous Certificate of Designation of Preferences, Rights and Limitations for Series A Preferred Stock, all of which has been converted to Common Stock.

The foregoing description of the Securities Purchase Agreement, Exchange Agreement and Certificate of Designation of Preferences, Rights and Limitations for Series A Preferred Stock of is a summary of the material terms of such Agreements.  The Agreements contain additional terms, covenants, and conditions and should be reviewed in their entirety for additional information

On February 16, 2021, our board of directors authorized the issuance of up to 1,000 shares of our Series A Preferred.

The Company has also offered to Series B-1 and Series B-2 preferred stock holders inducements to voluntarily convert preferred shares into Common Stock and expect to file a Certificate of Cancellation and Withdrawal with the Secretary of State of the State of Nevada cancelling the Company's previous Certificate of Designation of Preferences, Rights and Limitations for Series B-1, B-2, C. D and E Preferred Stock upon conversion or cancellation of all such Series.

On January 22, 2021, the Board of Directors formed a Strategic Alternatives Committee, for the purpose of evaluating potential acquisitions, mergers, and other strategic business combinations. The new committee consists of Directors Larry Wert and Julian Pittam, with Mr. Wert serving as its chairman. During 2021, the Strategic Alternatives Committee reviewed various business combination proposals and entered into separate negotiations to acquire two companies with existing business and operations in the electric vehicle industry. Ongoing due diligence is continuing.

As previously reported, on January 22, 2021, the Board of Directors authorized a possible reverse split of our common stock at a ratio of between 1 share for every 40 shares held and 1 share for every 50 shares held, to be determined in the further discretion of the Board, revised to 1 share for every 25-100 shares held on March 31, 2021, and approved by a majority of the holders of common stock of the Company. The reverse split is subject to approval by our shareholders unless the number of authorized shares of the Company's capital stock is reduced proportionately in accordance with Nevada law, and may be authorized, if at all, in connection with a recapitalization required in connection with an acquisition or similar event. In connection with a potential acquisition, the Company is continuing recapitalization efforts through, among other things, cancellation and exchange of existing indebtedness for equity, cancellation of our outstanding series of preferred stock, and a reverse split.

On January 22, 2021, the Company entered into a Settlement and Release Agreement with Ceed2Med, LLC, a former affiliate of the company. Over the course of 2018-2019 the Company had entered into a series of agreements for product and funding with C2M in connection with our seed-to-sale strategy for our hemp-derived CBD business, to secure farming rights and expertise, and to secure product, distribution and funding. The Company previously issued 10,000 shares of Series E Preferred Stock convertible into 6,250,000 shares of common stock to C2M. Pursuant to the Agreement, C2M will permit the Company to transfer all outstanding shares of Series E Preferred stock to settle various third-party claims and obligations, avoiding dilution in furtherance of ongoing restructuring efforts. Under the Settlement and Release Agreement with Ceed2Med, all existing agreements, obligations and claims have been cancelled and rescinded, the parties exchanged full mutual releases. and the Company is to receive a cash payment of $200,000, a portion of which has been paid.

On January 22, 2021, the Company settled all outstanding claims and obligations to Dr. Krassen Dimitrov, a former director, Digital Diagnostics, Inc., and KD Innovation Ltd.  Previously, the Company had recorded an obligation of $575,000 for claims asserted against the Company.  The terms of the settlement are confidential, other than no cash was paid in connection with the settlement. As a result, the Company expects to eliminate $575,000 of indebtedness from the financial statements during the quarter ended March 31, 2021.

On January 22, 2021, our board of directors authorized the issuance of up to approximately 25,000,000 shares common stock in settlement of approximately $1,250,000 in outstanding liabilities and accounts payable owed to 11 persons. Such amount and number of shares is inclusive of a payment to C2M and under the Krassen Settlement described above.

On January 22, 2021, our board of directors approved private offers to be made through January 31, 2021, subject to extension, to holders of our Series A, Series B-1 and Series B-2 preferred stock with inducements to voluntarily convert preferred shares into our common stock with full general releases of all claims against the company. Holders of Series A Preferred Stock may exchange their shares at a conversion price of $0.025 per share. Holders of our Series B-1 and Series B-2 Preferred Stock may exchange their shares at a conversion price equal to .25 shares of common stock for each share of preferred stock exchanged. There were 323,019 shares of Series A, 1,650,000 shares of Series B-1 and 7,516,000 shares of Series B-2 preferred stock outstanding as of December 31, 2020. Outstanding shares of Series B-1 and Series B-2 convertible stock were convertible into 206,250 shares of common stock and 939,500 shares of common stock, respectively, as of December 31, 2019 at the original conversion rate of .125 shares of common stock for each share of preferred stock.

The Company agreed to permit transfer of Series E Preferred Stock and conversion into 6,250,000 shares of common stock ($1.60 per share) and purchase of 8,000,000 shares of restricted common stock for $200,000 in connection with the settlement with C2M as described above.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending December 31, 2020.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2020. This evaluation was carried out under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer.

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

Based upon that evaluation, including our Chief Operating Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2020, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (1) we lacked a sufficient number of employees to properly segregate duties and provide adequate review of the preparation of the financial statements and (2) due to turnover on our Board of Directors, our Audit and other committees have not always been fully staffed.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of May 15, 2021.

Name	Age	Present Positions
Andrew L. Johnson	36	Chief Strategy Officer
Alvaro Daniel Alberttis	44	Chief Operating Officer & Director
Julian Pittam	51	Director
John Price	51	Director
Larry Wert	64	Director

Director Information

The Board of Directors of the Company is currently comprised of four (4) members. The following biographical information discloses each director’s age, business experience and other directorships held during the past five years. It also includes the experiences, qualifications, attributes and skills that led to the conclusion that the individual should serve as a director for the Company.

John Price, age 51, was appointed to the Board of Directors of the Company on February 7, 2019. Mr. Price has over 25 years of experience in accounting, financial planning and analysis, and business process improvement. He is also highly experienced in capital raise and debt financing, M&A, accounting operations, compliance, and system implementations. Mr. Price currently serves as Chief Financial Officer of Assure Holdings Corp. Mr. Price’s prior positions include serving as Chief Accountant of National Beverage, Chief Financial Officer at Alliance MMA and MusclePharm and in various accounting and finance roles in high growth technology companies in the Silicon Valley. Price spent the first seven years of his career at Ernst & Young with nearly three years in the San Jose, California office and nearly five years in the Pittsburgh, Pennsylvania office. Mr. Price has been a certified public accountant (currently inactive) since 2000 and attended Pennsylvania State University, where he earned a Bachelor’s of Science Degree in Accounting.

The Board nominated Mr. Price to serve as a director of the Board because of his past experience as a Chief Financial Officer and other financial oversight positions at public companies.

Alvaro Daniel Alberttis, age 44, was appointed to the Board of Directors of the Company on January 16, 2020. Mr. Alberttis is an entrepreneurial executive, advisor and investor with over twenty years of experience across diverse small-middle market businesses and nonprofit organizations. Since 2013, he has served as the Managing Director of Strategic Philanthropy for The Kannico Agency, LLC. At the Kannico Agency, Mr. Alberttis directs strategy and execution of the firm’s global philanthropic consulting operations. In addition, Mr. Alberttis is an experienced commercial banking executive, and has served in a multitude of financial advisory positions for consumers and corporations for over thirteen years. He began his commercial banking career as a Senior Branch Manager with a staff of thirty and transitioned into a Senior Commercial Banker advising clients in all industries with a specialization in Government, Large Nonprofit and Educational clients across the South East U.S. As a commercial banker, Mr. Alberttis has served with JP Morgan Chase, NA (2011-2017); PNC Bank NA (2007-2011); and TD Bank, NA (2004-2007). Since 2013, he has also served as a Trustee of the Quantum Foundation, a private philanthropic foundation focused solely on supporting healthcare initiatives. Mr. Alberttis holds a B.S. in Business Management from Lynn University (2010), and a Master's Degree in Nonprofit Management from Florida Atlantic University (2013). Mr. Alberttis has not had any material direct or indirect interest in any of our transactions or proposed transactions over the last two years.

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

Julian Pittam, age 51, was appointed to our Board of Directors on June 11, 2020. Mr. Pittam is an experienced advisor to start-up and fast-growing companies. From March 2019 to the present, Mr. Pittam has been a non-executive Director of Urban Markets Ltd., a company producing financial technology for the residential property market. From December 2018 to March 2019, he was a non-executive director of TCOC Ltd., a CBD wholesaler. From March 2017 to January 2019, Mr. Pittam served as a non-executive Director of Certua Ltd. a software-as-a-service firm focused on financial technology and artificial intelligence. From January 2008 to September 2018 he was a Member of The Invicta Film Partnership, a film finance firm. From February 2014 to February 2018, Mr. Pittam was a non-executive Director of We Are Infinite Ltd., an advertising technology firm. From March 2013 to March 2017, he was a non-executive Director of Disciple Media Ltd., a creator of Google and Apple-based apps for communities. From May 2015 to July of 2016, Mr. Pittam was the Managing Director for Europe and Asia for Enso Financial Management Ltd., a firm focused on balance sheet and funding optimization for hedge funds.

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

With regard to our full-time executive officer, the goal of the salary component of our compensation policy is to provide reasonable compensation for their full-time service within the constraints faced by a rapidly developing business with significant cash needs for its planned expansion. Equity grants for our full-time executive officers are currently under review by the compensation committee. The goal of our anticipated equity grants will be to provide an appropriate mixture of short term and long-term incentives to increase shareholder value.

Andrew Johnson, the Company’s Chief Strategy Officer, was serving under a two-year employment agreement adopted on March 11, 2019 at an annual salary of $110,000, which was increased to $150,000 on January 23, 2020. In addition, he will be entitled to an annual cash bonus, in an amount as determined by the board of directors, if the Company meets or exceeds criteria adopted by the Compensation Committee of the Board of Directors. He shall also be eligible for grants of awards under stock option or other equity incentive plans of the Company as the Company’s Compensation Committee. For the 2019 year, he received a cash bonus of $100,000. On January 22, 2021 the company reached an agreement with Mr. Johnson to exchange all accrued salaries, unpaid expenses and unpaid bonus for 7,752,880 shares of the company’s common stock and to terminate his employment agreement.

On September 1, 2020, the Company granted John Price as a continuing director of the Company, $25,000 worth of restricted common stock under the 2019 Equity Incentive Plan with vesting period of 1/24th upon date of grant and 1/24th per month on the first day of each calendar month thereafter until fully vested so long as he continues in his service as board of directors of the Company.

On June 11, 2020, the Company appointed Julian Pittam as Board Chairman and granted Mr. Pittam $100,000 worth of restricted common stock under the 2019 Equity Incentive Plan with vesting period of 1/24th upon date of grant and 1/24th per month on the first day of each calendar month thereafter until fully vested so long as he continues in his service as board of directors of the Company.

On June 24, 2020, the Company appointed Emiliano Aloi as new board member and granted Mr. Aloi $100,000 worth of restricted common stock under the 2019 Equity Incentive Plan with vesting period of 1/24th upon date of grant and 1/24th per month on the first day of each calendar month thereafter until fully vested so long as he continues in his service as board of directors of the Company. Mr. Aloi resigned on December 8th, 2020 having vested 271,317 shares of common stock.

On June 24, 2020, the Company appointed Justin Viles as new board member and granted Mr. Viles $100,000 worth of restricted common stock under the 2019 Equity Incentive Plan with vesting period of 1/24th upon date of grant and 1/24th per month on the first day of each calendar month thereafter until fully vested so long as he continues in his service as board of directors of the Company. Mr. Viles resigned on September 15th, 2020 having vested 131,577 shares of common stock.

On January 14, 2020, the Company appointed Alvaro Alberttis as new board member and granted Mr. Alberttis $100,000 worth of restricted common stock under the 2019 Equity Incentive Plan with vesting period of 1/24th upon date of grant and 1/24th per month on the first day of each calendar month thereafter until fully vested so long as he continues in his service as board of directors of the Company.

On June 24, 2019, Vladislav Yampolsky was appointed to our board of directors and was awarded 1,000,000 restricted common stock as compensation with vesting term of 1/48th per month starting on October 1, 2019. Mr. Yampolsky resigned on June 11th, 2020 having vested 287,501 shares of common stock and the balance was cancelled.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended December 31, 2020 and December 31, 2019.

Summary Compensation Table

	Year	Salary	Option Award(s)(1)	Total
Emiliano Aloi(2)	2020	$62,308	$—	$62,308
Former Interim CEO	2019	$108,036	$32,000	$140,036
Alvaro Alberttis(3)	2020	$—	$50,980	$50,980
Chief Operating Officer	2019	$—	$—	$—
Kenneth E. Puzder(4)	2020	$76,731	$122,500	$199,231
Former Chief Financial Officer	2019	$81,428	$70,000	$151,428
Andrew Johnson(5)	2020	$75,962	$122,500	$198,462
Chief Strategy Officer	2019	$92,977	$174,500	$267,477
Derek du Chesne(6)	2020	$76,730	$500,000	$575,000
Former President	2019	$—	$—	$—

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

(2)
Mr. Aloi was resigned as our interim CEO on December 08, 2020.

(3)
Mr. Alberttis was appointed COO on June 22, 2020

(4)
Mr. Puzder resigned as our CFO on December 22, 2020

(5)
Mr. Johnson was appointed to serve as Chief Strategy Officer on March 1, 2019.

(6)
Mr. Du Chesne resigned from all positions held on September 15, 2020

Employment Agreements and Change in Control Arrangements

Andrew Johnson, our Chief Strategy Officer, is serving under a two-year employment agreement adopted March 11, 2019 at an annual salary of $110,000, which was increased to $150,000 on January 23, 2020. In addition, he will be entitled to an annual cash bonus, in an amount as determined by the board of directors, if the Company meets or exceeds criteria adopted by the Compensation Committee of the Board of Directors. For the 2020 year, he received a stock bonus of 250,000 shares of common stock with immediate vesting He shall also be eligible for grants of awards under stock option or other equity incentive plans of the Company as the Company’s Compensation Committee.

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

Equity Awards At Year End Table

The following table sets forth certain information regarding all outstanding equity awards held by our named executive officers as of December 31, 2020.

	Number of Securities Underlying Unexercised Options (#) Exercisable		Equity Incentive Plan Award: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Emiliano Aloi *	250,000	(1)	—	$0.320	01/09/2029
Former Interim Chief Executive Officer
Kenneth E. Puzder *	250,000	(2)	149,739	$0.200	01/11/2029
Former Chief Financial Officer
Andrew Johnson	12,500	(3)	—	$0.320	01/15/2029
Chief Strategy Officer	31,250	(4)	15,625	$0.960	01/15/2029
	125,000	(5)	20,832	$0.560	03/12/2029

* Resigned from positions in 2020.

(1)
One hundred percent of the options vested immediately at grant date.

(2)
1/24th of the options vested immediately at grant date, with the balance vesting 1/24th per month on the first calendar date of each calendar month following appointment until fully vested so long as continuing as a director

(3)
One hundred percent of the options vested immediately at grant date.

(4)
Fifty percent of the options vested immediately at grant date, with the balance vesting upon the achievement of certain goals.

(5)
1/12th of the options vested immediately at grant date, with the balance vesting 1/12th per month on the first calendar date of each calendar month flowing grant date until fully vested.

All of the stock options held by our named executive officers listed in the table above were granted under and subject to the terms of our 2019 Plan, the terms of which are described below under “2019 Stock Option Plan”.

Option Exercises and Stock Vested

Our named executive officers did not exercise any stock option awards during the year ended December 31, 2020.

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

As of December 31, 2020, the Company had reserved shares of its common stock for future issuance under the 2018 Plan as follows (figures reflect the effect of the 1 for 8 Reverse Stock Split in January 2019):

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

Compensation of Directors Table

The following table shows the compensation paid during the year ended December 31, 2020 to our non-employee director.

	DIRECTOR COMPENSATION
Name		Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lawrence J. Wert Executive Chairman	(a)	-	100,000	-	-	-	-	100,000
John Price Board Member	(b)	-	25,000	-	-	-	-	-
Alvaro Daniel Alberttis Board Member	(c)	-	100,000	-	-	-	-	100,000
Julian Pittam Board Member	(d)	-	100,000	-	-	-	-	100,000
Emiliano Aloi Former Board Member	(e)	-	29,167	-	-	-	-	29,167
Justin A. Viles Former Board Member	(f)	-	24,500	-	-	-	-	24,500

(a)
Includes 526,316 shares of common stock at $0.19per share, vesting 1/24th on date of grant and 1/24th per month until fully vested

(b)
Includes 347,222 shares of common stock at $0.07 per share, vesting 1/24th on date of grant and 1/24th per month until fully vested.

(c)
Includes 277,778 shares of common stock at $0.36 per share, vesting 1/24th on date of grant and 1/24th per month until fully vested.

(d)
Includes 1,000,000 shares of common stock at $0.10 per share, vesting 1/24th on date of grant and 1/24th per month until fully vested

(e)
Includes 271,317 shares of common stock at $0.1075 per share. All shares are fully vested at December 31, 2020. Mr. Aloi resigned from the Board on December 08, 2020.

(f)
Includes 131,577 shares of common stock at $0.19 per share. All shares are fully vested at December 31, 2020. Mr. Viles resigned from the Board on September 17, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of March 31, 2021, regarding the number of shares of our common stock beneficially owned by each director, each named executive officer and by all directors and executive officers as a group. Beneficial ownership includes shares, if any, held in the name of the spouse, minor children or other relatives of the director or executive officer living in such person’s home, as well as shares, if any, held in the name of another person under an arrangement whereby the director or executive officer can vest title in himself at once or at some future time. In determining the number and percentage of shares beneficially owned by each person, shares that may be acquired by such person pursuant to options exercisable within 60 days after March 31, 2021 are deemed outstanding for purposes of determining the total number of outstanding shares for such person and are not deemed outstanding for such purpose for all other shareholders. To our knowledge, except as otherwise indicated, beneficial ownership includes sole voting and dispositive power with respect to all shares. Unless otherwise noted, each shareholder’s address is 80 NE 4th Avenue, Suite 28, Delray Beach, FL 33483, and each shareholder has sole voting power and investment power with respect to securities shown in the table below.

Title of class	Name and address of beneficial owner	Amount and Nature of Beneficial Ownership		Percent of Class(1)
Current Named Executive Officers & Directors:
Common Stock	Julian Pittam 80 NE 4th Avenue, Suite 28 Delray Beach, FL 33483	3,914,791	(2)	13.75%
Common Stock	John Price 80 NE 4th Avenue, Suite 28 Delray Beach, FL 33483	2,672,111	(3)	2.70%
Common Stock	Andrew Johnson 80 NE 4th Avenue, Suite 28 Delray Beach, FL 33483	8,486,240	(4)	8.58%
Common Stock	Alvaro Alberttis 80 NE 4th Avenue, Suite 28 Delray Beach, FL 33483	4,770,726	(5)	4.81%
Common Stock	Lawrence J. Wert 80 NE 4th Avenue, Suite 28 Delray Beach, FL 33483	8,620,297	(6)	8.70%
Common Stock Total of All Current Directors and Executive Officers:		28,464,147		38.54%

Based on 99,632,710 shares of our common stock issued and outstanding as of March 31, 2021.
(2)
Includes 3,924,790 shares of Common Stock.
(3)
Includes 2,672,111 shares of Common Stock.
(4)
Includes (i) 8,486,240 shares of Common Stock, (ii) 12,500 vested stock options to purchase Common Stock exercisable at $0.32 per share, (iii) 15,625 vested stock options to purchase Common Stock exercisable at $0.96 per share and (iv) 125,000 vested stock options to purchase Common Stock exercisable at $0.56 per share.
(5)
Includes 4,770,726 shares of Common Stock.
(6)
Includes 8,620,297 shares of Common Stock.

Title of class	Name and address of beneficial owner	Amount and Nature of Beneficial Ownership		Percent of Class(1)
Former Named Executive Officers & Directors:
Common Stock	Kevin Esval 80 NE 4th Avenue, Suite 28 Delray Beach, FL 33483	817,000	(2)	0.82%*
Common Stock	Jeffrey Thompson 80 NE 4th Avenue, Suite 28 Delray Beach, FL 33483	350,000	(3)	0.35%*
Common Stock	Vladislav Yampolsky 80 NE 4th Avenue, Suite 28 Delray Beach, FL 33483	8,723,192	(4)	8.76%
Common Stock	Justin Viles 80 NE 4th Avenue, Suite 28 Delray Beach, FL 33483	631,577	(5)	0.63%*
Common Stock	Emiliano Aloi 80 NE 4th Avenue, Suite 28 Delray Beach, FL 33483	271,317	(6)	0.27%*
Common Stock	Derek DuChesne 80 NE 4th Avenue, Suite 28 Delray Beach, FL 33483	20,000	(7)	0.02%*
Common Stock	Ken Puzder 80 NE 4th Avenue, Suite 28 Delray Beach, FL 33483	250,000	(8)	0.25%*
Common Stock Total of All Former Directors and Former Executive Officers:		11,043,106		11.08%

* Less than 1%.
Based on 99,632,710 shares of our common stock issued and outstanding as of March 31, 2021.
(2)
Includes (i) 100,000 shares of common stock, (ii) 279,500 shares of common stock held by Velocity Health Capital over which Mr. Esval has sole voting power and investment power, (iii) 187,500 shares of common stock held by Donegal Bio Ventures, over which Mr. Esval has sole voting power and investment power and (iv) vested options to purchase 250,000 shares of common stock exercisable at $0.20 per share.
(3)
Includes (i) 100,000 shares of common stock and (ii) 250,000 vested stock options to purchase Common Stock exercisable at $0.20 per share.
(4)
Includes 8,723,192 shares of Common Stock
(5)
Includes 631,577 shares of Common Stock.
(6)
Includes 271,317 shares of Common Stock.
(7)
Includes 20,000 shares of Common Stock.
(8)
Includes 250,000 shares of Common Stock

Item 13. Certain Relationships and Related Transactions, and Director Independence

We have entered into agreements in 2019 with Ceed2Med, LLC, our largest stockholder. For more information about these agreements please see “Business Overview – Ceed2Med Agreements” above.

We are party to an arbitration proceeding commenced September 2019 in San Francisco, California currently pending before the American Arbitration Association in New York, New York. The proceeding was brought by our former director, Dr. Krassen Dimitrov. The complaint generally alleges that we and our subsidiary Exactus Biosolutions, Inc. breached an alleged consulting agreement with Dr. Dimitrov and owe unpaid consulting fees, plus interest. Dr. Dimitrov also licensed certain technology to Exactus Biosolutions, Inc. The Company is conducting an investigation into matters concerning the licenses and payments previously made, and disputes that any amounts are due and the existence of any contract. The Company intends vigorously to defend such action. The Company believes that there exist grounds to assert various counter-claims and third-party claims against Dr. Dimitrov and his affiliated companies for return of amounts previously paid. For the years ended December 31, 2020 and 2019, $0 and $300,000 was recognized in Research and Development expenses for consulting provided by Dr. Dimitrov. As of December 31, 2020 and 2019, $575,000 was included in accounts payable, respectively. During the year ended December 31, 2020 and 2019, $0 was paid.

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

On January 21, 2021 we entered into a Settlement Agreement with Ceed2Med, LLC and its principals cancelling all agreements, obligations and claims and providing full mutual releases of the Company and such persons. In connection with the settlement, Ceed2Med, LLC agreed to assignment of all rights to convert its outstanding shares of Series E Preferred Stock at a price of $1.60 per share to third parties in connection with settlement and releases of third party claims, resulting in no further dilution from issuances of settlement shares other than the right for Ceed2Med to have received such shares upon conversion and thereupon the Series E Preferred Stock was simultaneously converted into shares of common stock.

On September 13, 2019, we issued 2,000,000 shares of restricted common stock to officers and directors of the Company subject to vesting periods. As of March 31, 2020, 287,501 have vested and been issued. The remaining shares are not eligible for vesting, have been cancelled, and the awardees are no longer with the company.

During the nine months ended September 30, 2019, we reimbursed a managing member of EOW and an affiliated company which is owned by two managing members of EOW, for operating expenses paid on behalf of EOW for the following:

●
$400,000 worth of hemp seeds

●
$50,000 lease payment related to a lease agreement

●
$100,000 for irrigation cost

During October 2019, we entered into two short-term promissory notes for a total net proceeds of $85,000 with an officer and an investor. As of March 31, 2021 only the note with the officer remains with a balance.

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

From January 31, 2020 through April 10, 2020, our Interim Executive Chairman, Bobby Yampolsky, made a series of advances to us in the approximate total amount of $97,000. On January 21, 2021, the Company entered into a Settlement Agreement with Ceed2Med, LLC, Skybar Holding, LLC, and their principals cancelling all agreements, obligations and claims and providing full mutual releases of the Company and such persons.

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

Director Independence

We are not a “listed issuer” within the meaning of Item 407 of Regulation S-K and there are no applicable listing standards for determining the independence of our directors. Applying the definition of independence set forth in Rule 4200(a)(15) of The Nasdaq Stock Market, Inc., we believe that Julian Pittam and Larry Wert, are independent directors.

Item 14. Principal Accountant Fees and Services

The following table presents the aggregate fees billed for each of the last two fiscal years by the Company’s independent registered public accounting firm, RBSM LLP, in connection with the audit of the Company’s consolidated financial statements and other professional services rendered.

Year Ended:	Audit Services	Audit Related Fees	Tax Fees	Other Fees
December 31, 2020	$45,000	n/a	n/a	n/a
December 31, 2019	$100,700	n/a	n/a	n/a

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

3.3	Certificate of Amendment to Articles of Incorporation (attached as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 12, 2018 and incorporated herein by reference)
3.4	Bylaws (attached as Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-183360), filed August 16, 2012 and incorporated herein by reference).
3.5	Certificate of Designation for Series A Preferred Stock (attached as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 18, 2021 and incorporated herein by reference)
3.6	Certificate of Designation for Series B-1 Preferred Stock (attached as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 4, 2016 and incorporated herein by reference)
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

10.1	2018 Equity Incentive Plan (attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 5, 2018 and incorporated herein by reference)
10.2	2019 Equity Incentive Plan (attached as Exhibit 10.7 to the Company’s Amended Current Report on Form 8-K/A filed January 22, 2019 and incorporated herein by reference)
10.3*	Supply and Distribution Agreement with HTO Holdings, Inc. (Hemptown, USA)
10.4*	Amendment to Supply and Distribution Agreement with HTO Holdings, Inc. (Hemptown, USA)
21.1	Subsidiary List
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 formatted in Extensible Business Reporting Language (XBRL).
	101.INS	XBRL Instance Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase
	101.LAB	XBRL Taxonomy Extension Label Linkbase
	101.DEF	XBRL Taxonomy Extension Definition Linkbase
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase
	101.SCH	XBRL Taxonomy Extension Schema

Item 16. Form 10-K Summary.

Not Applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Exactus, Inc.

By: /s/ Alvaro Alberttis
  Alvaro Alberttis
  Chief Operating Officer and Director
  (Principal Executive Officer)
  April 15, 2021

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By: /s/ Lawrence Wert
  Lawrence Wert
  Executive Chairman and Director
  April 15, 2021

By: /s Jullian Pittam
  Julian Pittam
  Director
  April 15, 2021

By: /s/ John Price
  John Price
  Director
  April 15, 2021

By: /s/ Alvaro Daniel Alberttis
  Alvaro Daniel Alberttis
  Director
  April 15, 2021