Form 10-K/A
period 2020-12-31
Exactus, Inc.
filed 2021-04-23
CIK 1552189

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No.1

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

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K, previously filed with the United States Securities and Exchange Commission on April 15, 2021, is to include the opinion of our independent accounting firm, include certain exhibits omitted from the original filing, and to make other minor corrections.

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

On February 26, 2020 a complaint was filed against the Company in the Circuit Court, Palm Beach County, Florida on behalf of two former employees of the Company.  The case is entitled Ryan Borcherds and Miriam Martinez vs. Exactus, Inc. (Case No. 103978709). These former employees were hired in January 2020.  The complaint alleged the Company failed to pay wages and compensation to 2 employees under the Fair Labor Standards Act, breach of contract and violation of various Florida statutes, including allegations on behalf of other similarly situated persons.  On May 8, 2020, an amended complaint was filed against the Company in the Circuit Court, Palm Beach County, Florida on behalf of six former employees, with one additional employee added to the suit in June 2020. The amended case is entitled Ryan Bocherds, Marc Reiss, Jeannine Boffa, Benjamin Blair, Miriam Martinez and Michael Amoroso vs. Exactus, Inc, (Case No. 50-2020-CA-002274-MB). The other four former employees were hired between April 2019 and December 2019. As of December 31, 2019, the Company has recorded total accrued salaries of $26,494 related to these former employees. On September 8, 2020, the Company entered into settlement agreements and mutual releases with all plaintiffs. Under the settlement agreements, the Company is obligated to pay a total of $131,130 (including $16,000 in legal fees and excluding any applicable payroll taxes) to the plaintiffs. Under the settlement agreements, the Company paid each plaintiff 50% of the settlement amount at the time of signing and are obligated to pay the remaining settlement amounts in six monthly installments. The 50% amount as well as the first monthly installment for each plaintiff was paid and we are in default for the remaining 5 monthly payments.

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

Cost of Sales The primary components of cost of sales include the cost of the CBD product. For the year ended December 31, 2020, the Company’s cost of sales amounted to $2.7 million which includes cost of sales with a related party of $0.4 million. Cost of sales primarily increased related to increase in volume.

Operating Expenses

For the year ended December 31, 2020, we incurred $9.9 in operating expenses as compared to $9.0 million during the year ended December 31, 2019, an increase of $0.9 million. The increase in operating expenses mainly was related to a $4.6 million increase in impairment charges related to the write off of prepaids with a related party, and impairment of operating lease right to use assets and intangible assets as we no longer plan to farm commercial hemp in 2021, as well as write off of a lease deposit as we determined the lease to not be enforceable and the leased space would not be utilized, offset by a $2.9 million decrease in professional and consulting fees related to a reduction in costs related to our farming activities and $0.3 million decrease in selling and marketing expenses as more of our revenue was generated from product distribution requiring less sales and marketing efforts, and $0.4 million decrease in general and administrative costs mainly related to a reduction in head count costs ..

Other Expenses, net

Derivative gain increased by $2.4 million from ($1.9) million loss for the year ended December 31, 2019 to $0.5 million gain for the year ended December 31, 2020, due to the change in value of the underlying derivative liability and conversion of notes in 2020.

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

Liquidity and Capital Resources

Since our inception in 2008, we have generated losses from operations. As of December 31, 2020, our accumulated deficit was $30.4 million.  As of December 31, 2020, we had $25,139 of cash and working capital deficit of $4.9 million. Accordingly, we will need to obtain further funding through public or private equity offerings, debt financing, collaboration arrangements or other sources. The issuance of any additional shares of common stock, preferred stock or convertible securities could be substantially dilutive to our shareholders. In addition, adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital, we will be forced to reduce our operations and may not be able to continue as a going concern.

The Company has various principal balances outstanding as of December 31, 2020, under debt agreements with the Small Business Administration (SBA) of the federal government, related parties, convertible notes with a third party, and convertible notes with a related party. A total of $335,510 is due under a Secured Disaster Loan and Paycheck Protection Program (PPP) with the SBA, $115,517 is due to various related party shareholders of the Company, $646,036 was due under convertible notes (which subsequent to year end were converted into newly-issued shares of our Series A Preferred Stock) and $50,250 was due under convertible notes with a related party which, in January 2021, were converted into 2,070,300 shares of the company’s common stock in full satisfaction of the note and accrued interest.

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

Net cash used in operating activities for the year ended December 31, 2020 was $0.7 million due to our net loss of $10.9 million, non-cash charges related to convertible loan notes derivative gain of $0.5 million and $0.1 million gain on extinguishment of debt, offset by $0.1 million of depreciation, $1.4 million of stock based compensation, $0.1 million of bad debt, $4.6 million of impairment charges, $0.7 million of inventory reserves, $0.8 million of prepaid stock based compensation amortization, $0.8 million of amortization of debt discounts and debt issuance cost related to convertible notes, $.7 million of intangible amortization, $0.1 million of non-cash interest expense, and $0.1 million of right of use lease asset amortization. Net changes in operating assets and liabilities totaled of $1.5 million, which is primarily attributable to increases in total accounts receivable of $0.1 million, decrease of $0.6 million of inventory, decrease in prepaid assets of $0.2 million, $1.0 million increase in accounts payable and accruals, and $0.2 million decrease in unearned revenue with a related party.

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

Fair value of derivative liabilities

In accordance with the provisions of ASC 815 “Derivatives and Hedging” the embedded conversion features in the convertible notes are not considered to be indexed to the Company’s stock. As a result, these are required to be accounted for as derivative financial liabilities and have been recognized as liabilities. The fair value of the derivative financial liabilities is determined using a Monte Carlo simulation binomial model and is affected by changes in inputs to that model including the Company’s stock price, expected stock price volatility, the expected term, and the risk-free interest rate. The derivative financial liabilities are subject to re-measurement at each balance sheet date and any changes in fair value is recognized as a component in other income (expenses).

Stock-based compensation expense

Stock-based compensation is measured at the grant date based on the estimated fair value of the award and is recognized as expense on a straight-line basis, net of estimated forfeitures, over the requisite service or performance period. We use the closing trading price of our common stock on the date of grant as the fair value of equity-based awards. We use the Black-Scholes option-pricing formula to estimate the fair value of stock options. The Black-Scholes option-pricing formula uses complex and subjective inputs, including the expected life of the options, stock price volatility, dividends and the pre-vesting option forfeiture rate. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

Accounting for income taxes

We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments are used in the calculation of tax credits, tax benefits and deductions, and in the calculation of tax assets and liabilities. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period.

We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely on a more-likely-than-not basis, we must increase our provision for income taxes by recording a valuation allowance against our deferred tax assets. Should there be a change in our ability to recover our deferred tax assets, our provision for income taxes would fluctuate in the period of the change.

We account for uncertain tax positions in accordance with authoritative guidance related to income taxes.  The calculation of our unrecognized tax benefits involves dealing with uncertainties in the application of complex tax regulations. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. We record unrecognized tax benefits for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional tax liabilities are more-likely-than-not assuming the tax authorities have full knowledge of all relevant information. If we ultimately determine that the tax liabilities are unnecessary, we reverse the liabilities and recognize a tax benefit during the period in which it occurs. This may occur for a variety of reasons, such as the expiration of the statute of limitations on a particular tax return or the completion of an examination by the relevant tax authority. We record an additional charge in our provision for taxes in the period in which we determine that the recorded unrecognized tax benefits are less than the expected ultimate settlement.

Our policy is to classify accrued interest and penalties related to the accrued liability for unrecognized tax benefits in the provision for income taxes. For the years ended December 31, 2020 and 2019, we did not recognize any significant penalties or interest related to unrecognized tax benefits.

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

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Exactus, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Exactus, Inc. and Subsidiaries (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

The Company's Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit, recurring losses, and expects continuing future losses that raises substantial doubt about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/s/ RBSM LLP
RBSM LLP

We have served as the Company’s auditor since 2014.

Henderson, NV
April 23, 2021

Exactus, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2020	2019
		Restated
ASSETS
Current Assets:
Cash and cash equivalents	$25,139	$18,405
Accounts receivable, net	-	55,725
Accounts receivable - related party	-	18,860
Inventory, net	10,712	1,337,809
Prepaid expenses and other current assets	15,258	248,776
Prepaid expenses and other current assets - related party	-	622,160
Due from related parties	-	127,500
Total current assets	51,109	2,429,235
Deposits	-	80,000
Prepaid expenses and other assets - related party	-	2,492,045
Property and equipment, net	20,159	477,433
Intangible assets, net	-	2,147,311
Operating lease right-of-use assets, net	-	390,810
Total Assets	$71,268	$8,016,834

LIABILITIES AND (DEFICIT) EQUITY

Current Liabilities:
Accounts payable	$2,027,507	$1,442,409
Accounts payable - related parties	506,585	454,511
Accrued expenses	620,391	238,010
Unearned revenue - related party	-	215,000
Notes payable - current portion	130,344	-
Note payable - related parties	115,517	55,556
Subscription payable	250,000	250,000
Convertible notes, net of discounts	646,036	85,906
Convertible notes – related party	50,250	-
Derivative liability	237,022	880,410
Interest payable	52,051	16,677
Operating lease liabilities, current portion	269,115	169,869
Total current liabilities	4,904,818	3,808,348

Notes payable - long term	205,166	-
Convertible notes payable - long-term portion	-	100,000
Operating lease liabilities - long-term portion	-	220,942
Total long-term liabilities	205,166	320,942
Total Liabilities	5,109,984	4,129,290
Commitment and contingencies (see Note 11)

(Deficit) Equity:
Exactus, Inc. Stockholders' (Deficit) Equity
Preferred stock: 50,000,000 shares authorized; $0.0001 par value, 5,266,466 undesignated shares
Preferred stock Series A: 1,000,000 shares designated; $0.0001 par value, 323,019 and 353,109 shares issued and outstanding, respectively	32	35
Preferred stock Series B-1: 32,000,000 shares designated; $0.0001 par value, 1,650,000, shares issued and outstanding	165	165
Preferred stock Series B-2: 10,000,000 shares designated; $0.0001 par value, 7,516,000 shares issued and outstanding	752	752
Preferred stock Series C: 1,733,334 shares designated;$0.0001 par value, none shares issued and outstanding	-	-
Preferred stock Series D: 200 shares designated; $0.0001 par value, 18 shares issued and outstanding	-	-
Preferred stock Series E: 10,000 shares designated; $0.0001 par value, 10,000 shares issued and outstanding	1	1
Common stock: 650,000,000 shares authorized; $0.0001 par value, 56,356,431 and 43,819,325 shares issued and outstanding, respectively	5,636	4,382
Common stock to be issued (100,000 and 664,580 shares to be issued, respectively)	10	66
Additional paid-in capital	27,485,796	25,343,293
Due from related party	(128,489)	-
Accumulated deficit	(30,384,380)	(20,923,681)
Total Exactus Inc. Stockholders' (Deficit) Equity	(3,020,477)	4,425,013

Non-controlling interest in subsidiary	(2,018,239)	(537,469)

Total (Deficit) Equity	(5,038,716)	3,887,544

Total Liabilities and (Deficit) Equity	$71,268	$8,016,834

The accompanying notes are an integral part of these consolidated financial statements.

Exactus, Inc. and Subsidiaries
Consolidated Statements of Operations

	Years Ended December 31,
	2020	2019
		(Restated)

Net revenues	$1,755,210	$183,234
Net revenues - related party	315,800	162,446
Total net revenues	2,071,010	345,680
Cost of sales	2,301,843	1,939,382
Cost of sales - related party	417,783	106,752
Total cost of sales	2,719,626	2,046,134
Gross loss	(648,616)	(1,700,454)
Operating Expenses:
General and administration	2,679,337	2,816,308
Impairment	4,577,406	250,192
Selling and marketing expenses	638,632	948,296
Professional and consulting	2,010,935	4,935,394
Research and development	-	22,100
Total operating expenses	9,906,310	8,972,290
Loss from operations	(10,554,926)	(10,672,744)
Other (expenses) income
Derivative gain (loss)	513,674	(1,871,583)
Loss on stock settlement	(23,000)	-
Gain on settlement of debt, net	126,222	3,004,630
Interest expense	(1,003,439)	(479,111)
Total other (expense) income, net	(386,543)	653,936
Loss before provision for income taxes	(10,941,469)	(10,018,808)
Provision for income taxes	-	-
Net loss	(10,941,469)	(10,018,808)
Net loss attributable to non-controlling interest	1,480,770	537,469
Net loss attributable to Exactus, Inc.	(9,460,699)	(9,481,339)
Deemed dividend on preferred stock	-	(904,450)
Net loss available to Exactus, Inc. common stockholders	$(9,460,699)	$(10,385,789)

Net loss per common share - basic and diluted	$(0.22)	$(0.30)
Net loss attributable to non-controlling interest per common share – basic and diluted	$(0.03)	$(0.02)
Net loss available to Exactus, Inc. common stockholders per common share - basic and diluted	$(0.19)	$(0.31)
Weighted average number of common shares outstanding:
basic and diluted	49,688,543	33,899,585

The accompanying notes are an integral part of these consolidated financial statements.

Exactus, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Deficit)
For the Years Ended December 31, 2020 and 2019

	Preferred Stock												Common Stock
	Series A		Series B-1		Series B-2		Series C		Series D		Series E		Issued		Unissued		Paid in	Due from related	Accumulated Deficit (As	Non-controlling	Total (As
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	party	restated)	Interest	restated)

Balance, December 31, 2018	-	-	2,800,000	$280	8,684,000	$868	1,733,334	$173	45	$1	-	$-	6,233,524	$623	-	$-	7,111,445		$(10,537,892)	$-	$(3,424,502)

Preferred stock issued upon conversion of convertible debt	-	84	-	-	-	-	-	-	-	-	-	-	-	-	-	-	849,276		-	-	849,360
Preferred stock issued for private placement	-	6	-	-	-	-	-	-	-	-	-	-	-	-	-	-	55,084		-	-	55,090
Preferred stock issued pursuant to Management and Services Agreement	-	-	-	-	-	-	-	-	-	-	10,000	1	-	-	-	-	3,374,999		-	-	3,375,000
Conversion of Series A Preferred Stock to Common Stock	(551,341)	(55)	-	-	-	-	-	-	-	-	-	-	2,756,705	276	-	-	(221)		-	-	-
Conversion of Series B-1 Preferred Stock to Common Stock	-	-	(1,150,000)	(115)	-	-	-	-	-	-	-	-	143,750	14	-	-	101		-	-	-
Conversion of Series B-2 Preferred Stock to Common Stock	-	-	-	-	(1,168,000)	(116)	-	-	-	-	-	-	146,000	15	-	-	101		-	-	-
Conversion of Series D Preferred Stock to Common Stock	-	-	-	-	-	-	-	-	(27)	(1)	-	-	675,000	68	-	-	(67)		-	-	-
Deemed dividend on Preferred Stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	904,450		(904,450)	-	-
Common stock issued for private placement	-	-	-	-	-	-	-	-	-	-	-	-	22,187,007	2,219	-	-	7,213,161		-	-	7,215,380
Common Stock issued for Master Supply	-	-	-	-	-	-	-	-	-	-	-	-	8,385,691	839	-	-	(839)		-	-	-
Common stock issued for debt settlement	-	-	-	-	-	-	-	-	-	-	-	-	203,080	20	-	-	40,596		-	-	40,616
Common stock issued for purchase of membership interest in subsidiary	-	-	-	-	-	-	-	-	-	-	-	-	937,500	94	-	-	989,906		-	-	990,000
Common stock issued for purchase of membership interest in subsidiary	-	-	-	-	-	-	-	-	-	-	-	-	503,298	50	-	-	449,950		-	-	450,000
Common stock unissued for pursuant to Asset Purchase Agreement	-	-	-	-	-	-	-	-	-	-	-	-	-	-	100,000	10	69,990		-	-	70,000
Common stock issued upon conversion of convertible debt	-	-	-	-	-	-	-	-	-	-	-	-	250,000	25	-	-	195,975		-	-	196,000
Common stock issued and unissued for prepaid services	-	-	-	-	-	-	-	-	-	-	-	-	150,000	15	100,000	10	120,355		-	-	120,380
Common stock issued and unissued for services	-	-	-	-	-	-	-	-	-	-	-	-	1,312,490	131	20,830	2	925,714		-	-	925,847
Stock-based compensation in connection with restricted common stock award grants	-	-	-	-	-	-	-	-	-	-	-	-	115,280	11	68,750	7	143,896		-	-	143,914
Common stock and preferred stock cancelled per Surrender and Release Agreement				-	-	-	(1,733,334)	(173)	-	-	-	-	(180,000)	(18)	-	-	191		-	-	-
Common stock issued for exercise of stock options	-	-	-	-	-	-	-	-	-	-	-	-			375,000	37	(37)		-	-	-
Stock options granted for services	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,276,636		-	-	1,276,636
Stock warrants granted for services	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,428,243		-	-	1,428,243
Stock warrants granted as debt discount	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	194,388		-	-	194,388
Net Loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-			(9,481,339)	(537,469)	(10,224,506)
Balance, December 31, 2019	353,109	$35	1,650,000	$165	7,516,000	$752	-	$-	18	$-	10,000		43,819,325	$4,382	664,580	$66	$25,343,293		$(20,923,681)	$(537,469)	$3,887,544
Common stock issued for private placement	-	-	-	-	-	-	-	-	-	-	-	-	3,700,000	370	-	-	384,630	-	-	-	385,000
Common stock issued for unissued common stock	-	-	-	-	-	-	-	-	-	-	-	-	475,000	47	(475,000)	(47)	-	-	-	-	-
Conversion of Series A Preferred Stock to Common Stock	(30,090)	(3)	-	-	-	-	-	-	-	-	-	-	150,450	15	-	-	(12)	-	-	-	-
Common stock issued for services	-	-	-	-	-	-	-	-	-	-	-	-	765,000	77	-	-	378,446	-	-	-	378,523
Stock-based compensation in connection with restricted common stock award grants	-	-	-	-	-	-	-	-	-	-	-	-	3,766,635	377	(89,580)	(9)	664,418	-	-	-	696,786
Stock options granted for services	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	276,736	-	-	-	276,736
Common stock issued upon conversion of convertible debt and accrued interest	-	-	-	-	-	-	-	-	-	-	-	-	2,397,937	240	-	-	239,838	-	-	-	240,078
Common stock issued in connection with forbearance agreement	-	-	-	-	-	-	-	-	-	-	-	-	500,000	50	-	-	89,950	-	-	-	90,000
Due from related parties reclassified to equity	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(128,489)	-	-	(128,489)
Common stock issued for private placement in fiscal 2019	-	-	-	-	-	-	-	-	-	-	-	-	12,084	1	-	-	(1)	-	-	-	-
Common stock issued for services and accounts payable	-	-	-	-	-	-	-	-	-	-	-	-	750,000	75	-	-	70,500	-	-	-	70,575
Common stock issued for exercise of stock options	-	-	-	-	-	-	-	-	-	-	-	-	20,000	2	-	-	5,998	-	-	-	6,000
Net Loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(9,460,699)	(1,480,770)	(10,941,469)
Balance, December 31, 2020	323,019	$ 32	1,650,000	$ 165	7,516,000	$ 752	-	$ -	18	$ -	10,000		56,356,431	$ 5,636	100,000	$ 10	$ 27,485,796	$ (128,489)	$(30,384,380)	$(2,018,239)	$(5,038,716)

The accompanying notes are an integral part of these consolidated financial statements.

Exactus, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2020	2019

Cash Flows From Operating Activities:
Net loss	$(10,941,469)	$(10,018,808)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	85,233	63,770
Derivative (gain) loss	(513,674)	1,871,583
Gain on extinguishment of debt	(126,222)	-
Stock-based compensation	1,352,045	3,774,640
Bad debt expense	149,907	32,577
Impairment expense	4,577,406	250,192
Inventory reserve	678,870	1,560,545
Amortization of prepaid stock-based expenses	771,405	285,494
Amortization of discount and debt issuance costs for convertible notes	836,316	425,712
Amortization of intangible assets	734,584	828,526
Non-cash interest expense	92,042	-
Amortization of operating lease right-of-use assets	121,695	-
Loss (gain) on settlement of debt	23,000	(3,004,630)
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	(94,182)	(88,302)
Accounts receivable - related party	18,860	(18,860)
Inventory	648,227	(2,864,383)
Prepaid expenses and other assets	163,370	(140,765)
Deposit	40,000	(80,000)
Accounts payable	614,004	518,979
Accounts payable - related party	(25,842)	454,511
Accrued expenses	382,381	201,136
Unearned revenues	(215,000)	215,000
Settlement payable	-	(20,000)
Interest payable	49,054	6,793
Operating lease liabilities	(121,696)	-
Net Cash Used In Operating Activities	(699,686)	(5,746,290)

Cash Flows From Investing Activities:
Purchase of membership interest in subsidiary	-	(1,500,000)
Purchase of property and equipment	-	(541,203)
Net Cash Used in Investing Activities	-	(2,041,203)

Cash Flows From Financing Activities:
Increase in due to related party classified as equity	(989)	-
Proceeds from exercise of stock options	6,000	-
Advances from related party	97,000	242,500
Repayments on related party advances	(19,084)	(370,000)
Proceeds from sale of common stock	385,000	7,215,380
Payments of principal on notes payable	-	(59,500)
Proceeds from issuance of notes payable	335,510	97,156
Proceeds from issuance of notes payable - related party	57,919	-
Payments of principal on convertible notes	(205,186)	(186,443)
Proceeds from issuance of convertible notes, net of issuance cost	50,250	864,845
Net Cash Provided By Financing Activities	706,420	7,803,938

Net increase in cash and cash equivalents	6,734	16,445

Cash and cash equivalents at beginning of year	18,405	1,960

Cash and cash equivalents at end of year	$25,139	$18,405

Supplemental Cash Flow Information:
Cash paid for interest and finance charges	$46,025	$40,116
Cash paid for taxes	$-	$-

Non-Cash investing and financing activities:
Forgiveness of debt by officers and directors	$-	$-
Proceeds from sale of Series D preferred stock paid directly to settle amounts
due to officers and directors	$-	$-
Proceeds from sale of Series A preferred stock paid directly to settle debts	$-	$55,090
Convertible notes and interest payable settled by Series A preferred stock issued	$-	$849,360
Note payable, accrued expense and interest payable settled by common stock issued	$-	$40,616
Convertible notes settled by common stock issued	$184,680	$196,000
Accounts payable and accrued liabilities settled by common stock issued	$70,575	$-
Common stock issued for purchase of membership interest in subsidiary	$-	$1,440,000
Common stock and preferred stock issued for prepaid services	$-	$3,495,380
Common stock issued pursuant to asset purchase agreement	$-	$70,000
Increase in intangible assets for subscription payable	$-	$250,000
Initial beneficial conversion feature and debt discount on convertible notes	$-	$670,467
Stock warrants granted as debt discount	$-	$194,388
Initial derivative liability on convertible notes	$-	$-
Fair value of common stock issued on conversion of notes	$-	$-
Fair value of common stock issued for settlement of accounts payable	$-	$-
Preferred deemed dividend	$-	$904,450
Operating lease right-of-use assets and operating lease liabilities
recorded upon adoption of ASC 842	$-	$506,506
Reduction of operating lease right-of-use asset and operating lease liabilities	$-	$115,694
Prepaid expenses directly paid by a related party	$-	$35,000

The accompanying notes are an integral part of these consolidated financial statements.

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 1 - NATURE OF ORGANIZATION

Organization and Business Description

Exactus, Inc. (the “Company”, “we”, “us”, “our”) was incorporated on January 18, 2008 as an alternative energy research and development company. During much of its history the Company had designed solar monitoring and charging systems which were discontinued in 2016 to focus on developing point-of-care diagnostic devices. In January 2019, the Company added to the scope of its business activities, efforts to produce, market and sell products made from industrial hemp containing cannabidiol (“CBD”).

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

Reclassification

Certain reclassifications of prior period amounts have been made to improve comparability and conform to the current period presentation. Presentation changes were made to the Consolidated Statements of Operations and Consolidated Statement of Cash Flows and the Notes to Consolidated Financial Statements to conform to the current period presentation. These reclassifications had no effect on the reported results of operations.

Going concern

The accompanying consolidated financial statements are presented on the basis that the Company will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business. No adjustment has been made to the carrying amount and classification of the Company’s assets and the carrying amount of its liabilities based on the going concern uncertainty. As reflected in the accompanying consolidated financial statements, the Company had a net loss attributable to Exactus Inc. common stockholders of $9.5 million for the year ended December 31, 2020. The net cash used in operating activities was $0.7 million for the year ended December 31, 2020. Additionally, the Company had an accumulated deficit of $30.4 million and working capital deficit of $4.8 million as of December 31, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of common and preferred shares and from the issuance of convertible promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Use of Estimates

The Company prepares its consolidated financial statements in conformity with GAAP which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet, and revenues and expenses for the period then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include but are not limited to the fair value of derivative liabilities, useful life of property and equipment, fair value of right of use assets, assumptions used in assessing impairment of long-term assets, income taxes, contingent liabilities, and fair value of non-cash equity transactions.

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

Accounts receivable and allowance for doubtful accounts

The Company has a policy of providing an allowance for doubtful accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to bad debt expense and included in the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2020 and 2019, allowance for doubtful accounts amounted to $0 and $13,991, respectively. The allowance for doubtful accounts balance at December 31, 2020 is $0 as the Company wrote off the uncollectible receivables and corresponding reserve. Bad debt expense amounted to $149,907 and $32,577 during the year ended December 31, 2020 and 2019, respectively.

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

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded impairment expense of $4,577,406 and $250,192 as follows:

	December 31, 2020	December 31, 2019
Prepaid expenses and other assets – related party	$2,483,523	$
Deposit	40,000
Property and equipment	372,041
Intangible assets	1,412,727	250,192
Operating lease – right of use asset	269,115
Total	$4,577,406	$250,192

During the year ended December 31, 2020, the Company impaired $4,577,406 of assets as follows:

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

For the year ended December 31, 2020 and 2019, the following potentially dilutive shares were excluded from the computation of diluted earnings per shares because their impact was anti-dilutive:

	December 31,
	2020	2019
Stock options	3,751,749	4,671,280
Stock warrants	1,578,549	2,014,299
Restricted stock to be issued upon vesting	2,960,810	3,583,328
Convertible preferred stock	9,460,845	9,611,295
Convertible debt	14,145,825	3,027,778
Total	31,897,778	22,907,980

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

NOTE 6 – INTANGIBLE ASSET

At December 31, 2020 and 2019, intangible asset consisted of the following:

	Useful life	December 31, 2020	December 31, 2019
Participation rights - EOW	3 year	$2,930,000	$2,930,000
Hemp operating license - EOW	1 year	10,000	10,000
Trademark – Green Goddess	3 year	-	3,500
Customer list – Green Goddess	3 year	-	212,529
Brand - Levor	3 year	-	70,000
Total		2,940,000	3,226,029
Less: accumulated amortization		(1,527,273)	(828,526)
Less: Impairment expenses		(1,412,727)	(250,192)
Intangible assets, net		$-	$2,147,311

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

During February 2020, the Company entered a short-term promissory note for principal amount of $22,461 and gross cash proceeds of $20,419 (original issue discount of $2,042) with a stockholder of the Company. The note became due and payable on March 8, 2020 and bore interest at a rate of eighteen (18%) percent per annum prior to the maturity date, and eighteen (18%) per annum if unpaid following the maturity date. The note is unsecured obligation of the Company. In addition, the note carries a 10% original issue discount of $2,042 which have been amortized and recorded in interest expense on the accompanying statements of operations. The Company is currently negotiating to extend the maturity date of the related party note. As of December 31, 2020, the principal balance of this note amounted to $22,461 and is currently in default.

During October 2019, the Company entered into two short-term promissory notes (the “Notes”) for an aggregate principal amount of $94,056 and gross cash proceeds of $85,000 (original issue discount of $9,056). A note with principal amount of $55,556 was subscribed by Andrew Johnson, an officer of the Company. The Notes became due and payable between October 18, 2019 and December 16, 2019 and bear interest at a rate of twelve (12%) percent per annum prior to the maturity date, and eighteen (18%) per annum if unpaid following the maturity date. The Notes are unsecured obligations of the Company. In addition, the Notes carry a 10% original issue discount of $9,056 which have been amortized and recorded in interest expense on the accompanying consolidated statements of operations. In December 2019, the Company repaid one of the notes with principal amount of $38,500 and accrued interest of $770. As of December 31, 2020, and 2019, the principal balance under the notes was $55,556.  The Company is currently negotiating on extending the maturity date of the related party note.

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

NOTE 9 - CONVERTIBLE NOTES PAYABLE

Convertible Note payable – related party

During October 2020, the Company entered a short-term convertible note for principal amount of $50,250 with a stockholder of the Company. The note became due and payable on January 27, 2021 and bear interest at a rate of twelve (12%) percent per annum prior to the maturity date, and twelve (12%) per annum if unpaid following the maturity date. The note is unsecured obligation of the Company. As of December 31, 2020, the principal balance of this note amounted to $50,250. On January 22, 2021 the notes principal and interest were converted into 2,070,300 shares of the company’s common stock in full satisfaction of the note and accrued interest.

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

The following is a summary of the carrying amounts of all convertible notes as of December 31, 2020 and 2019:

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

Derivative Liabilities Pursuant to Securities Purchase Agreements

In connection with the issuance of notes during the year ended December 31, 2019, on the initial measurement date of the notes, the fair values of the embedded conversion option of $1,457,290 was recorded as derivative liabilities of which $786,823 was charged to current period operations as initial derivative expense and $670,467 was recorded as a debt discount which was amortized into interest expense over the term of the note. The Company recognized change in fair value of derivative liabilities of $513,675 and $1,871,583 during the years ended December 31, 2020 and 2019, respectively. Upon conversions during the years ended December 31, 2020, the derivative liability was marked to fair value at the conversion, and then a related fair value amount of $129,714 relating to the portion of debt converted was reclassified to other income as part of gain on debt extinguishment. Additionally, the Company recorded loss on debt extinguishment of $55,398, in connection with the conversions during the years ended December 31, 2020.

The Company recognized gain on extinguishment of debt due to repayment and conversions of notes into shares of common and preferred stock of $3,004,629 and change in fair value of derivative liabilities of $1,871,583 during the year ended December 31, 2019. The Company determined that the conversion options embedded in the convertible notes require liability presentation at fair value. Each of these instruments provide the holder with the right to convert into Common Stock at a fixed discount market, with certain notes subject to a cap on the conversion price. These clauses cause uncertainty as to the number of shares issuable upon conversion of convertible debt and accordingly require liability presentation on the balance sheet in accordance with US GAAP. For the years ended December 31, 2020 and 2019, the Company measured the fair value of the embedded derivatives using a binomial model and Monte Carlo simulations, and the following assumptions:

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

During the year ended December 31, 2020 and 2019, the Company recognized $1,003,439 and $479,111, respectively, of interest expense, of which $92,042 represent non-cash interest and $836,316 and $425,712 of non-cash debt discount and issuance cost amortization, respectively.  As of December 31, 2020, the principal balance under the notes was $165,767 and $55,556, respectively. As of December 31, 2020, total accrued interest was $52,051, of which $3,644 was related to notes payable, $ 13,592 was related to notes payable related party, $33,730 was related to convertible notes, and $1,085 was related to convertible notes payable related party. As of December 31, 2019, total accrued interest was $16,677.

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

The Series E Preferred has a no mandatory redemption rights however, in the event the Company raises $5,000,000 from a capital raising transaction involving any equity or equity-linked financing during any fiscal quarter in an amount which would cause the Company’s cash or cash equivalents to exceed $5,000,000 (a “Fundamental Transaction”), the Company is required from the proceeds of such offering, to offer C2M a right to redeem Series E Preferred then outstanding as follows:

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

Common Stock issued for Vested Restricted Common Stock Award

During the year ended December 31, 2020, the Company issued an aggregate of 1,727,394 of Common Stock to employees and consultants for vested restricted stock awards.

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

Common Stock Warrants

A summary of the Company’s outstanding stock warrants as of December 31, 2020 and 2019 and changes during the period ended are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2018	644,083	$ 1.77	1.38
Granted	1,578,549	0.45	5.00
Cancelled	—	—	—
Exercised	—	—	—
Forfeited	(208,333)	4.80	—
Balance at December 31, 2019	2,014,299	0.45	3.31
Granted	50,000	0.50	0.17
Cancelled	(485,750)	0.49
Exercised	-	-
Forfeited	-	-
Balance at December 31, 2020	1,578,549	0.49	3.01

Warrants exercisable at December 31, 2020	1,578,549	$0.49	2.50
Weighted average fair value of warrants granted during the period		$0.50

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

Stock option activity for the year ended December 31, 2020 and 2019 is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life(Years)
Balance at December 31, 2018	959,375	$0.41	8.79
Granted	4,753,572	0.21	8.54
Exercise	(375,000)	0.01	9.12
Forfeited	(666,667)	0.05	8.56
Balance at December 31, 2019	4,671,280	0.29	7.29
Granted	1,000,000	0.30	9.75
Exercise	(20,000)	0.30	9.18
Forfeited	(1,899,531)	0.41	-
Balance at December 31, 2020	3,751,749	$0.23	8.0
Options exercisable at December 31, 2020	3,470,499	$0.24	8.0

Weighted average fair value of options granted during the period $0.30.

As of December 31, 2020, aggregate intrinsic value in connection with exercisable options amounted to approximately $31,500.

On February 2020, the Company granted 1,000,000 options to purchase shares of the Company’s Common Stock to Derek Du Chesne, the Company’s former President, Chief Growth Officer and Director in connection with his employment agreement. The options have a 10-year term from the date of grant and were exercisable at an exercise price of $0.30 per share. The fair value of the options granted amounted to $0.33 per option or $332,900. In September 2020, the former President tendered his resignation and exercised 20,000 options for $6,000. The remaining 980,000 options were cancelled upon his resignation.

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

The Company recognized $285,121 and $227,394 of compensation expense relate to the vesting of stock options for the year ended December 31, 2020 and 2019.  These amounts are included in general and administrative expenses on the accompanying consolidated statement of operations.

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

Risk-free interest rate	2.43 – 2.7495%
Expected volatility	293 – 296%
Expected term (in years)	10
Expected dividend yield	0%

Restricted Common Stock

A summary of the status of the restricted common stock and changes during the years ended December 31, 2020 and 2019 is as follows.

	Restricted Stock Common Stock	Weighted Average Grant-Date Fair Value Per Share
Balance at December 31, 2018	-	$-
Granted	3,727,778	0.69
Vested and issued	(144,450)	(0.84)
Forfeited	-	-
Balance at December 31, 2019	3,583,328	$0.68
Granted	4,871,022	0.08
Vested and issued	(1,727,394)	0.39
Forfeited	(3,766,153)	0.36
Balance at December 31, 2020	2,960,803	$0.41

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

During the year ended December 31, 2020 and 2019, the Company recorded stock-based compensation of approximately $582,403 and $13,500 in connection with vested restricted common stock grants, respectively.

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

On February 26, 2020 a complaint was filed against the Company in the Circuit Court, Palm Beach County, Florida on behalf of two former employees of the Company.  The case is entitled Ryan Borcherds and Miriam Martinez vs. Exactus, Inc. (Case No. 103978709). These former employees were hired in January 2020.  The complaint alleged the Company failed to pay wages and compensation to 2 employees under the Fair Labor Standards Act, breach of contract and violation of various Florida statutes, including allegations on behalf of other similarly situated persons.  On May 8, 2020, an amended complaint was filed against the Company in the Circuit Court, Palm Beach County, Florida on behalf of six former employees, with one additional employee added to the suit in June 2020. The amended case is entitled Ryan Bocherds, Marc Reiss, Jeannine Boffa, Benjamin Blair, Miriam Martinez and Michael Amoroso vs. Exactus, Inc, (Case No. 50-2020-CA-002274-MB). The other four former employees were hired between April 2019 and December 2019. As of December 31, 2019, the Company has recorded total accrued salaries of $26,494 related to these former employees. On September 8, 2020, the Company entered into settlement agreements and mutual releases with all plaintiffs. Under the settlement agreements, the Company is obligated to pay a total of $131,130 (including $16,000 in legal fees, and excluding any applicable payroll taxes) to the plaintiffs. Under the settlement agreements, the Company paid each plaintiff 50% of the settlement amount at the time of signing, and are obligated to pay the remaining settlement amounts in six monthly installments.

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

Leases

On March 1, 2019, the Company, through its majority-owned subsidiary, EOW, entered into a farm lease agreement for a lease term of one year. The lease premise is located in Cave Junction, Oregon and consist of approximately 100 acres. The lease requires the Company to pay 5% of the net income realized by the Company from the operation of the lease farm. The lease shall continue in effect from year to year except for at least a 30-day written notice of termination. The Company does not intend to renew the lease and have verbally communicated our intentions.

On March 1, 2019, the Company, through its majority-owned subsidiary, EOW, entered into a farm lease agreement for a lease term of one year. The lease premise is located in Glendale, Oregon and consist of approximately 100 acres. The lease requires the Company to pay $120,000 per year, whereby $50,000 was payable upon execution and $70,000 shall be payable prior to planting for agricultural use or related purposes. The lease shall continue in effect from year to year except for at least a 30-day written notice of termination. The Company does not intend to renew the lease and have verbally communicated our intentions.

On April 30, 2019, the Company, through its majority-owned subsidiary, EOW, entered into a farm lease agreement for a lease term of one year. The lease premise is located in Cave Junction, Oregon and consists of approximately 38 acres. The lease requires the Company to pay $76,000 per year, whereby $38,000 was payable upon execution and $38,000 shall be payable on September 15, 2019 and 2% of the net income realized by the Company from the operation of the lease farm. The Company has paid the initial payment of $26,000 and the remaining $12,000 was paid directly to the landlord by an affiliated company who is renting the portion of the lease property from the Company. The affiliated company is owned by two managing members of EOW. EOW is in the process of arranging a sub-lease agreement with the affiliated company. The lease shall continue in effect from year to year for five years except for at least a 30-day written notice of termination. The Company does not intend to renew the lease and have verbally communicated our intentions.

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

NOTE 13 – CONCENTRATION OF REVENUE AND SUPPLIERS

During the year ended December 31, 2020 and 2019, total sale of CBD products to three customers of which two were related parties in 2019, represented approximately 85% (38%, 24% and 23%) during fiscal 2020 and 58% (11%, 36% - related party, and 11% - related party) during fiscal 2019, of the Company’s net sales.

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

During the first quarter 2021, the Company issued approximately 43 million shares, of which 1,4 were issued to a service provider to settle an outstanding payable balance, 19.9 million shares issued in relation to the conversion of Series A, Series B, Series D and Series E Preferred Shares, and 21.6 million shares issued to employees and board members.

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

10.1	2018 Equity Incentive Plan (attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 5, 2018 and incorporated herein by reference)
10.2	2019 Equity Incentive Plan (attached as Exhibit 10.7 to the Company’s Amended Current Report on Form 8-K/A filed January 22, 2019 and incorporated herein by reference)
10.3	Supply and Distribution Agreement with HTO Holdings, Inc. (Hemptown, USA) (attached as Exhibit 10.36 to Annual Report on Form 10-K filed May 22, 2020 and incorporated herein by reference)
10.4	Amendment to Supply and Distribution Agreement with HTO Holdings, Inc. (Hemptown, USA) (attached as Exhibit 10.37 to Annual Report on Form 10-K filed May 22, 2020 and incorporated herein by reference)
10.5	Securities Purchase Agreement (redacted) (attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 18, 2021 and incorporated herein by reference).
10.5	Exchange Agreement (attached as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 18, 2021 and incorporated herein by reference).
10.6*	Settlement and Release Agreement with Ceed2Med, LLC
10.7
Agreement (redacted) with Dr. Krassen Dimitrov, Digital Diagnostics, Inc. and KD Innovation, Ltd. (attached as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 27, 2021 and incorporated herein by reference).

10.8	Separation and Release Agreement with Derek Du Chesne (attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 21, 2020 and incorporated herein by reference).
10.9	Loan Agreement and Note with the U.S. Small Business Administration (attached as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed June 29, 2020 and incorporated herein by reference).
21.1	Subsidiary List (attached as Exhibit 21.1 to Quarterly Report on Form 10-Q filed August 22, 2016 and incorporated herein by reference)
31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 formatted in Extensible Business Reporting Language (XBRL).
	101.INS	XBRL Instance Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase
	101.LAB	XBRL Taxonomy Extension Label Linkbase
	101.DEF	XBRL Taxonomy Extension Definition Linkbase
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase
	101.SCH	XBRL Taxonomy Extension Schema

* Filed herewith.

Item 16. Form 10-K Summary.

Not Applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Exactus, Inc.

By: /s/ Alvaro Alberttis
  Alvaro Alberttis
  Chief Operating Officer and Director
  (Principal Executive Officer)
  April 23, 2021

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By: /s/ Lawrence Wert
  Lawrence Wert
  Executive Chairman and Director
  April 23, 2021

By: /s Jullian Pittam
  Julian Pittam
  Director
  April 23, 2021

By: /s/ John Price
  John Price
  Director
  April 23, 2021

By: /s/ Alvaro Daniel Alberttis
  Alvaro Daniel Alberttis
  Director
  April 23, 2021