Form 10-Q
period 2021-03-31
Exactus, Inc.
filed 2021-05-24
CIK 1552189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: ### shares of common stock, par value $0.0001 per share, outstanding as of May 15, 2021.

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Exactus, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31, 2021	December 31, 2020

ASSETS
Current Assets:
Cash and cash equivalents	$19,721	$25,139
Inventory, net	10,712	10,712
Prepaid expenses and other current assets	10,556	15,258
Total current assets	40,989	51,109
Property and equipment, net	17,069	20,159
Total Assets	$58,058	$71,268

LIABILITIES AND (DEFICIT)

Current Liabilities:
Accounts payable	$1,388,871	$2,027,507
Accounts payable - related parties	506,585	506,585
Accrued expenses	579,990	620,391
Notes payable - current portion	130,344	130,344
Note payable - related parties	135,517	115,517
Subscription payable	250,000	250,000
Convertible notes, net of discounts	100,000	646,036
Convertible notes – related party	-	50,250
Derivative liability	-	237,022
Interest payable	51,789	52,051
Operating lease liabilities, current portion	269,115	269,115
Total current liabilities	3,412,211	4,904,818

Notes payable - long term	205,166	205,166
Total Liabilities	3,617,377	5,109,984
Commitment and contingencies (see Note7)

Preferred stock Series A: 1,000 shares designated; $0.0001 par value, 500 and 0 shares issued and outstanding, respectively	-	-
Exactus, Inc. Stockholders' (Deficit)
Preferred stock: 50,000,000 shares authorized; $0.0001 par value, 7,999,000 undesignated shares
Preferred stock Series A: 1,000,000 shares designated; $0.0001 par value, 0 and 353,109 shares issued and outstanding, respectively	-	32
Preferred stock Series B-1: 32,000,000 shares designated; $0.0001 par value, 1,500,000 and 1,650,000, shares issued and outstanding, respectively	150	165
Preferred stock Series B-2: 10,000,000 shares designated; $0.0001 par value, 6,000,000 and 7,516,000 shares issued and outstanding, respectively	600	752
Preferred stock Series C: 1,733,334 shares designated; $0.0001 par value, 0 shares issued and outstanding	-	-
Preferred stock Series D: 200 shares designated; $0.0001 par value, 0 and 18 shares issued and outstanding, respectively	-	-
Preferred stock Series E: 10,000 shares designated; $0.0001 par value, 0 and 10,000 shares issued and outstanding	-	1
Common stock: 650,000,000 shares authorized; $0.0001 par value, 99,724,710 and 56,356,431 shares issued and outstanding, respectively	9,975	5,636
Common stock to be issued (100,000 shares to be issued )	10	10
Additional paid-in capital	33,967,970	27,485,796
Due from related party	(128,489)	(128,489)
Accumulated deficit	(35,391,296)	(30,384,380)
Total Exactus Inc. Stockholders' (Deficit)	(1,541,080)	(3,020,477)

Non-controlling interest in subsidiary	(2,018,239)	(2,018,239)

Total (Deficit)	(3,559,319)	(5,038,716)

Total Liabilities and (Deficit)	$58,058	$71,268

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Exactus, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2021	2020
	(Unaudited)	(Unaudited)

Net revenues	$-	$520,200
Net revenues - related party	-	315,800

Total net revenues	-	836,000

Cost of sales	-	1,042,473
Cost of sales - related party	-	357,783

Total cost of sales	-	1,400,256

Gross profit (loss)	-	(564,256)

Operating Expenses:
General and administration	3,457,728	1,060,587
Selling and marketing expense	26,097	280,890
Professional and consulting	69,207	727,871

Total Operating Expenses	3,553,032	2,069,348

Loss from Operations	(3,553,032)	(2,633,604)

Other Income (expenses):
Derivative (loss) gain	(1,407,062)	106,486
Gain (loss) on extinguishment of debt, net	153,931	(6,500)
Interest expense	(200,753)	(288,466)

Total Other Income (Expenses), net	(1,453,884)	(188,480)

Loss Before Provision for Income Taxes	(5,006,916)	(2,822,084)

Provision for income taxes	-	-

Net Loss	(5,006,916)	(2,822,084)

Net Loss attributable to non-controlling interest	-	155,819

Net Loss Attributable to Exactus, Inc.	(5,006,916)	(2,666,265)

Deemed dividend on preferred stock	(1,927,343)	-

Net Loss available to Exactus, Inc. common stockholders	$(3,079,573)	$(2,666,265)

Net Loss per Common Share - Basic and Diluted	$(0.06)	$(0.06)
Net Loss attributable to non-controlling interest per Common Share - Basic and Diluted	$-	$-
Net Loss available to Exactus, Inc. common stockholders per Common Share - Basic and Diluted	$(0.04)	$(0.06)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	84,321,861	45,293,865

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Exactus, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' (Deficit) Equity
(Unaudited)

							Additional
	Preferred Stock		Common Stock - Issued		Common Stock -Unissued		Paid in	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

Balance, December 31, 2019			43,819,32	$4,382	664,580	$66	$25,343,293	$(20,923,681)	$(537,469)	$3,887,544

Common stock issued for private placement			500,000	50	-	-	99,950	-	-	100,000
Common stock issued for unissued common stock			287,500	29	(287,500)	(29)	-	-	-	-
Conversion of Series A Preferred Stock to Common Stock			150,450	15	-	-	(12)	-	-	-
Common stock issued for services			765,000	77	-	-	378,446	-	-	378,523
Stock-based compensation in connection with restricted common stock award grants - Q1 2020			209,727	21	(68,750)	(7)	117,889	-	-	117,903
Stock options granted for services			-	-	-	-	140,866	-	-	140,866
Net Loss for the period			-	-	-	-		(2,666,265)	(155,819)	(2,822,084)
Balance, March 31, 2020			45,732,00	$4,574	308,330	$30	$26,080,432	$(23,589,946)	$(693,288)	$1,802,752

	Preferred Stock		Common Stock - Issued		Common Stock - Unissued		Additional Paid in	Due from related	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	party	Deficit	Interest	Total
Balance, December 31, 2020	9,499,037	950	56,356,431	5,636	100,000	10	27,485,796	(128,489)	(30,384,380)	(2,018,239)	(5,038,716)

Common stock issued for settlement of accounts payable	-	-	10,605,240	1,061	-	-	1,723,046	-	-	-	1,724,107
Common stock issued for settlement of convertible notes payables - related party	-	-	2,383,841	238	-	-	443,156	-	-	-	443,394
Stock-based compensation in connection with equity awards	-	-	10,345,538	1,035	-	-	2,032,527	-	-	-	2,033,562
Conversion of Preferred Stock to Common Stock	(1,999,037)	(200)	20,033,660	2,005	-	-	784,445	-	-	-	786,250
Conversion of convertible note into Preferred	500	-	-	-	-	-	1,499,000	-	-	-	1,499,000
Conversion of convertible note into Preferred	-	-	-	-	-	-	-	-	(5,006,916)	-	(5,006,916)
	7,500,500	750	99,724,710	9,975	100,000	10	33,967,970	(128,489)	(35,391,296)	(2,018,239)	(3,559,319)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Exactus, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	(5,006,916)	$(2,945,503)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	(3,090)	26,727
Derivative (gain) loss	1,407,062	(106,486)
Stock-based compensation	3,385,038	637,292
Bad debt expense	-	18,592
Inventory reserve	-	553,440
Amortization of prepaid stock-based expenses	-	195,299
Amortization of discount and debt issuance costs for convertible notes	-	268,350
Amortization of intangible assets	-	246,250
Deferred rent	-	3,418
Loss (gain) on settlement of debt	(153,931)	6,500
Non-cash interest expense	186,692	-
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	-	(236,360)
Accounts receivable related party	-	(88,800)
Inventory	-	387,271
Advance to supplier related party	-
Prepaid expenses and other current assets - current	(4,702)	88,240
Prepaid expenses and other current assets - long term	-	(15,959)
Deposit	-	40,000
Increase (decrease) in operating liabilities:
Accounts payable	25,423	552,292
Accounts payable - related party	-	-
Accrued expenses	(110,231)	411,149
Unearned revenues	-	(215,000)
Interest payable	(13,191)	9,005
Net Cash Used In Operating Activities	(25,418)	(164,283)

Cash Flows From Investing Activities:
Net Cash Used in Investing Activities	-	-

Cash Flows From Financing Activities:
Advances from related party	-	85,000
Proceeds from sale of common stock	-	100,000
Proceeds from issuance of notes payable	20,000	20,419
Payments of principal on convertible notes	-	(50,000)
Net Cash Provided By Financing Activities	-	155,419

Net (decrease) in cash and cash equivalents	(5,418)	(8,864)

Cash and cash equivalents at beginning of year	25,139	18,405

Cash and cash equivalents at end of period	$19,721	$9,541

Supplemental Cash Flow Information:
Cash paid for interest and finance charges	-	$11,111
Cash paid for taxes	-	$-

Non-Cash investing and financing activities:
Conversion of preferred stock to common stock	$2,005	$-
Convertible notes and interest payable settled by common stock issued	$50,250	$-
Accounts payable, accrued expense and interest payable settled by common stock issued	$828,144	$-
Reduction of operating lease right-of-use asset and operating lease liabilities	$-	$116,887

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXACTUS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021

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

The Company operates in one segment.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The Company’s unaudited condensed consolidated financial statements include the financial statements of its 50.1% subsidiary, Exactus One World, LLC (“EOW”) and 51% subsidiary, Paradise Medlife. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information, which includes consolidated unaudited interim financial statements and present the consolidated unaudited interim financial statements of the Company and its majority-owned subsidiary as of March 31, 2021. All intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, stockholders’ equity (deficit) and cash flows as of March 31, 2021 and 2020, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2020 and footnotes thereto included in the Company’s Report on Form 10K filed with the SEC on April 23, 2020. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year.

Going concern

The accompanying consolidated financial statements are presented on the basis that the Company will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business. No adjustment has been made to the carrying amount and classification of the Company’s assets and the carrying amount of its liabilities based on the going concern uncertainty. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss attributable to Exactus Inc. common stockholders of $3.1 million as of March 31, 2021. The net cash used in operating activities was approximately $25,000 for the three months ended March 31, 2021. Additionally, the Company had an accumulated deficit of $35.4 million and working capital deficit of $3.4 million as of March 31, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of common and preferred shares and from the issuance of convertible promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending soon, management expects that the Company will need to further curtail its operations. The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The impact of the COVID-19 pandemic and related events, including actions taken by various government authorities in response, have increased market volatility and make the estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes more difficult. As of the date of issuance of the financial statements, the Company is not aware of any specific event or circumstance that would require it to update its estimates, judgments or revise the carrying value of its assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known.

Use of Estimates

The Company prepares its condensed consolidated financial statements in conformity with GAAP which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. In preparing the condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated balance sheet, and revenues and expenses for the period then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include but are not limited to the fair value of derivative liabilities, useful life of property and equipment, fair value of right of use assets, assumptions used in assessing impairment of long-term assets, income taxes, contingent liabilities, and fair value of non-cash equity transactions.

Recently Adopted Accounting Pronouncements

There have been no changes to the Company’s accounting policies or recent accounting pronouncement as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed on April 23, 2021 with the exception of the adoption of ASU 2020-06 Debt – Debt with Conversion and Other Options and Derivatives and Hedging.

ASU 2020-06 Debt – Debt with Conversion and Other Options and Derivatives and Hedging

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company early adopted ASU 2020-06 on January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

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

The Company measures certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2021 and December 31, 2020:

	At March 31, 2021			At December 31, 2020
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	—	—	$—	—	—	$237,022

A roll forward of the level 3 valuation financial instruments is as follows:

March 31, 2021
Balance at beginning of year	$237,022
Transfers out due to conversions of convertible notes	(1,644,084)
Change in fair value included in derivative	1,407,062
Balance at end of year	$—

As of March 31, 2021, the Company has no assets that are re-measured at fair value.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other assets consisted of the following:

	March 31, 2021	December 31, 2020
Prepaid insurance	7,556	9,288
Other assets	6,000	6,000
	$10,556	$15,258

Earnings per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, “Earnings per Share”. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if preferred stock converted to Common Stock and warrants are exercised.  Stock options, stock warrants, restricted stock to be issued upon vesting, convertible preferred stock and convertible debt are excluded from the diluted earnings per share calculation if their effect is anti-dilutive.

For the three months ended March 31, 2021 and 2020, the following potentially dilutive shares were excluded from the computation of diluted earnings per shares because their impact was anti-dilutive:

	March 31,
	2021	2020
Stock options	7,236,124	3,751,749
Stock warrants	1,578,549	1,578,549
Restricted stock to be issued upon vesting	2,457,348	2,960,810
Convertible preferred stock	7,500,500	9,460,845
Convertible debt	290,000	14,145,825
Total	19,062,521	31,897,778

Troubled Debt Restructuring

In February 2021, the Company agreed to settle certain debt instruments through the issuance of Series A Preferred Shares. Due to the Company financial condition and the relative value of the Series A Preferred Shares in relation to the debt, we determined the transaction to be a troubled debt restructuring. See Note 5 for further discussion.

Preferred share exchange offering
In January 2021, the Company offered a modification to the terms of the Series A Preferred Shares, Series B-1 Preferred Shares and Series B-2 Preferred Shares with the intention of inducing conversion to common shares (collectively the “Inducement Securities”. In accordance with ASC 470, Debt a modification of an instruments that modifies a conversion option for the purposes of inducing a conversion that both 1) is exercisable for a limited period of time and 2) includes the issuance of all of the equity securities issuable pursuant to the conversion privileges. The modification of the Inducement Securities qualifies of such accounting treatment. As a result, the Company will report the impact of such changes as a charge against additional paid in capital and reflect the amount as a reconciling item between net income and income available to common shareholders.

NOTE 3 – INVENTORY

Inventory, net consisted of the following:

	March 31, 2021	December 31, 2020
Finished goods – CBD	$10,712	$10,712

During the three months ended March 31, 2020, the Company recorded a reserve or inventory write-off related to damaged inventory of $553,440 due to mold and is included in cost of sales as reflected in the accompanying unaudited condensed consolidated statements of operations.

NOTE 4 - OPERATING LEASE RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

On January 22, 2021, the Company entered into a Settlement and Release Agreement (Settlement and Release Agreement) with Ceed2Med, LLC (C2M), a former affiliate of the company. Over the course of 2018-2019 the Company entered into a series of agreements for product and funding with C2M in connection with the seed-to-sale strategy for our hemp-derived CBD business, to secure farming rights and expertise, and to secure product, distribution, and funding. The Company previously issued 10,000 shares of Series E Preferred Stock convertible into 6,250,000 shares of common stock to C2M. Pursuant to the Settlement and Release Agreement, C2M permitted the Company to transfer all outstanding shares of Series E Preferred stock to settle various third-party claims and obligations, avoiding dilution in furtherance of ongoing restructuring efforts. The Company issued 3,000,000 common shares to a vendor to settle $575,000 of commercial accounts payable with a vendor resulting in the Company recognizing a $20,000 gain on the settlement of debt. The Company issued an officer of the Company 1,250,000 as compensation in negotiating the settlement. As as result, the Company recognized approximately $231,000 of stock-based compensation. Under the Settlement and Release Agreement with Ceed2Med, all existing agreements, obligations and claims have been cancelled and rescinded, the parties exchanged full mutual releases. and the Company is to receive a cash payment of $200,000, of which $54,737 has been paid as of March 31, 2021. If the remaining balance is not paid, the agreement with C2M may not be effectuated.

NOTE 5 - Debt

The Company’s debt obligations are summarized as follows:

U.S. Small Business Administration Loan

On May 28, 2020, the Company received a Secured Disaster Loan in the amount of $99,100 from the U.S. Small Business Administration. The loan carries interest at a rate of 3.75% per year, requires monthly payments of principal and interest, and matures in thirty (30) years. Installment payments, including principal and interest, of $483 monthly, will begin twelve (12) months from the date of the promissory Note. The SBA loan is secured by a security interest in the Company's tangible and intangible assets. The loan proceeds are to be used as working capital to alleviate economic injury caused by the Covid-19 disaster occurring in the month of January 31, 2020 and continuing thereafter. As of March 31, 2021, the principal balance of this note amounted to $99,100 and accrued interest was approximately $2,047

Paycheck Protection Program Funding

On May 22, 2020, the Company received federal funding in the amount of $236,410 through the Paycheck Protection Program (the “PPP”). PPP funds have certain restrictions on use of the funding proceeds, and generally must be repaid within two (2) years at 1% interest. The PPP loan may, under circumstances, be forgiven. There shall be no payment due by the Company during the six months period beginning on the date of this note (“Deferral Period”). Commencing one month after the expiration of the Deferral Period, the Company was to pay the lender monthly payments of principal and interest, each in equal amount required to fully amortize by the maturity date. As no payment has been made, the lender shall charge a late fee of up to 5% of the unpaid portion of the regularly scheduled payment. As of March 31, 2021, the principal balance of this note amounted to $236,410 and accrued interest was approximately $3,146. The Company has formally applied for forgiveness of this PPP loan.

 Notes payable to unrelated parties is summarized below:

	March 31, 2021	December 31, 2020

Principal amount	$335,510	$335,510
Less: current portion	(130,344)	(130,344
Notes payable - long term portion	$205,166	$205,166

Minimum principal payments under notes payable to unrelated parties at March 31, 2021 are as follows:

Year ended December 31, 2021	$11,859
Year ended December 31, 2022	155,501
Year ended December 31, 2023	68,392
Year ended December 31, 2024	2,091
Year ended December 31, 2025 and thereafter	97,667
Total principal payments	$335,510

Notes payable – related party

During the fourth quarter 2020, the Company received $37,000 in cash proceeds from the former Chief Executive Officer and stockholder of the Company as an unsecured obligation with no term or stated interest. The Company is currently negotiating to settle the outstanding obligation with the issuance of the Company’s common stock. As of March 31, 2021, and December 31, 2020, the principal balance due is $37,000 and is currently in default.

During February 2020, the Company entered a short-term promissory note for principal amount of $22,461 and gross cash proceeds of $20,419 (original issue discount of $2,042) with a stockholder of the Company. The note became due and payable on March 8, 2020 and bore interest at a rate of eighteen (18%) percent per annum prior to the maturity date, and eighteen (18%) per annum if unpaid following the maturity date. The note is an unsecured obligation of the Company. In addition, the note carries a 10% original issue discount of $2,042 which have been amortized and recorded in interest expense on the accompanying statements of operations. The Company is currently negotiating to extend the maturity date of the related party note. As of March 31, 2021, and December 31, 2020, the principal balance of this note amounted to $22,461 and is currently in default.

During October 2019, the Company entered a short-term promissory notes with an officer of the Company, for an aggregate principal amount of $55,556. The note originally became due and payable between October 18, 2019 and December 16, 2019 and bore interest at a rate of twelve (12%) percent per annum prior to the maturity date, and eighteen (18%) per annum if unpaid following the maturity date. The current interest rate is 18%. The note is an unsecured obligations of the Company. The notes carry a 10% original issue discount of $5,556 which has been amortized and recorded in interest expense on the accompanying condensed consolidated statements of operations. As of March 31, 2021, and December 31, 2020, the principal balance under the note was $55,556.  The Company is currently negotiating on extending the maturity date of the related party note.

During February 2021, the Company entered a short-term promissory note for principal amount of $20,000 with a stockholder of the Company. The note is payable on demand and bears interest at a rate of eight (8%) percent per annum. The note is unsecured obligation of the Company. As of March 31, 2021, the principal balance of this note amounted to $20,000 and accrued interest was $340.

Convertible notes payable

Convertible Notes in the aggregate amount of $100,000 were issued on March 22, 2018. The Notes bear interest at a rate of 5% per annum and mature on February 1, 2023. If a qualified financing from which at least $5 million of gross proceeds are raised occurs prior to the maturity date, then the outstanding principal balance of the notes, together with all accrued and unpaid interest thereon, shall be automatically converted into a number of shares of the Company’s Common Stock at $0.40 per Share. The Notes offers registration rights wherein the Company agrees that within 45 days of a Qualified Offering, prior to the Maturity Date, the Company shall file a registration statement with the SEC registering for resale of the shares of Company’s Common Stock into which the Notes are convertible. The Company shall send a written conversion notice to the lender pursuant to the note agreement and as such the principal balance of the convertible note remains outstanding as of December 31, 2020 and 2019. The Company reclassed the principal balance to current portion as of December 31, 2020. During the second quarter 2021, the Company notified the holders the shares will be converted into common as the Company met the conversion requirements in 2019.

The following is a summary of the carrying amounts of all convertible notes as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Principal Amount	$100,000	$933,333
Add: additional principal		50,250
Add: amortization of redemption premium		88,889
Less: redemption premium payments		(20,800)
Less: principal payments and conversions		(356,186)
Less: unamortized debt discount and debt issuance costs		-
Total convertible debt less unamortized debt discount and debt issuance costs	$100,000	$696,286

Sale of Convertible Note

The Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a single institutional investor (the “Purchaser”), pursuant to which the Company agreed to sell to Purchaser in a series of 3 closings up to $1,944,444 in aggregate principal amount of the Company’s senior secured convertible promissory notes (the “Notes”) and warrants to purchase shares of the Company’s Common Stock (the “Warrants”). On November 27, 2019 (the “Initial Closing Date”), the Company issued a Note in the principal amount of $833,333, and a two-year Warrant to purchase 275,612 shares of Common Stock at an exercise price of $0.756 per share. The Notes were issued at a 10% original issue discount and bear an interest rate of 8%. The Notes matured one year after their issuance unless accelerated due to an event of default. The Notes were redeemable, in whole or in part, at any time at the discretion of the Company. At the Initial Closing Date, the Company received net proceeds, after the original issue discount and the Purchaser’s counsel fees, of $730,000. Each note was convertible at the option of the note holder at any time into shares of common stock at the fixed conversion rate of $0.50 per share subject to adjustments.

On November 12, 2020, 3i provided notice of default to the Company, accelerating its obligations to pay the entire remaining principal balance of the Note, plus interest. Under the terms of the Note, upon an “Event of Default,” Exactus is required to pay to 3i an “Event of Default Redemption Amount” equal to 135% of the sum of the outstanding principal and accrued pre- and post-default interest under the Note. On February 8, 2021, 3i sold the Note to FFG. In connection with the sale of the Note to FFG, Exactus agreed to repurchase said Note and the related warrants in exchange for 500 shares of Series A Preferred Shares. The Series A Preferred Shares are convertible into 10,000,000 common shares at the option of the holder.

In February 2021, the Company settled convertible debt with a carrying value of $732,728 and a derivative liability with a balance of $1,644,084 with 500 shares of Series A Preferred Shares, valued at $1,499,000. This transaction was accounted for as a troubled debt restructuring and resulted in the recognition of a gain on settlement of $0.9 million or $0.00 per share.

The sale of the notes were accounted for as an extinguishment of debt in recognition of the revisions of the note agreement and transfer of value to the Company. Under the extinguishment model, a deemed dividend was recognized within additional paid in capital which represented the fair value of issued Preferred Stock plus the incremental fair value of repricing the Preferred Stock held by the Investor, less the fair value of the consideration transferred, less the carrying value of the outstanding Preferred Stock, and warrants to purchase Common Stock. The amount of the deemed dividend totaled approximately $1.9 million.

The changes in convertible debt for the quarter ended March 31, 2021 are:

Beginning balance                                                                              $696,286
Cash payments                                                                                               -
Stock settlement                                                                                  596,286*
Ending balance                                                                                    100,000

 *excludes accrued interest and penalties of $136,442, which was reported in the interest payable

NOTE 6 - STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

The Company’s authorized Common Stock consists of 650,000,000 shares with a par value of $0.0001 per share.

During the first quarter 2021, the Company issued 8,186,240 shares of common stock to an officer of the Company in settlement of $26,995 of payables due, $150,632 of accrued payroll, and $11,946 of interest due on a note with the officer. The fair value of the common shares amounted to approximately $1,310,000 resulting in the Company recognizing approximately $1,120,00 of additional stock-based compensation.

During the first quarter 2021, the Company issued 2,419,000 shares of common stock to various vendors in settlement of $62,063 of commercial accounts payables. The fair value of the common shares amounted to approximately $414,000 resulting in the Company recognizing approximately $352,000 of loss on settlement of debt.

 During the first quarter 2021, the Company issued 2,383,841 shares of common stock to a related party in settlement of a convertible note payable with a principal balance of $50,250 and accrued interest of $1,508. The fair value of the common shares amounted to approximately $444,000 resulting in the Company recognizing approximately $391,000 of loss on settlement of debt.

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

A summary of the stock option activity is presented below:

	Options Outstanding
		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Aggregate
	Shares Subject	Price Per	Contractual	Intrinsic
	to Options	Share	Life (in years)	Value
Balance at December 31, 2020	3,751,749	$0.41	8.0
Options granted	3,500,000	$0.025
Options exercised	—
Options canceled / expired	—
Balance at March 31, 2021	7,251,749	$0.13	4.89	$667,500
Vested and exercisable at March 31, 2021	5,220,499	$0.17	5.76	$373,750

Restricted Common Stock

A summary of the restricted stock activity is presented below:

	Restricted Stock Common Stock	Weighted Average Grant-Date Fair Value Per Share
Balance at December 31, 2020	2,023,486	$0.41
Granted	—	—
Vested	351,813	—
Forfeited	—	—
Balance at December 31, 2020	2,375,299	$0.72

As of March 31, 2021, unamortized or unvested stock-based compensation costs related to restricted share arrangements was approximately $.2 million and will be recognized over a weighted average period of 0.72 years.

Preferred Stock

The Company’s authorized preferred stock consists of 50,000,000 shares with a par value of $0.0001.

	Preferred Stock
	Series A		Series A		Series B-1		Series B-2		Series C		Series D		Series E
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2019	353,109	$35	-	-	1,650,000	$165	7,516,000	$752	-	$-	18	$-	10,000	$1

Conversion of Series A Preferred Stock to Common Stock	(3,090)	(3)	-	-	-	-	-	-	-	-	-	-	-	-
Balance, March 31, 2020	350,019	$32	-	-	1,650,000	$165	7,516,000	$752	-	$-	18	$-	10,000	$1

	Preferred Stock
	Series A		Series A		Series B-1		Series B-2		Series C		Series D		Series E
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2020	323,019	$32	-	$-	1,650,000	$165	7,516,000	$752	-	$-	18	$-	10,000	$1

Conversion of Preferred Stock to Common Stock	(323,019)	(32)	500		(150,000)	(15)	(1,516,000)	(152)	-	-	(18)	-	(10,000)	(1)
Balance, March 31, 2021	-	$-	500	$-	1,500,000	$150	6,000,000	$600	-	$-	-		$-	$-

During the quarter ended March 31, 2021, the Company offered to modify the conversion price of the outstanding Series A Preferred Shares (from $0.20 to $0.025), Series B-1 Preferred Shares and Series B-2 Preferred Shares (from 0.25 to 0.125) the “Exchange Offering”).  As a result of the Exchange offering, the holders converted 323,019 Series A Preferred Stock into 12,917,160 shares of common stock, 150,000 Series B-1 Preferred Stock into 37,500 shares of common stock, 1,516,000 Series B-2 Preferred Stock into 379,000 shares of common stock.  This resulted in a gain of conversion of $1,923,343, The gain was reported as a credit to additional paid in capital and reflected as a deemed dividend in reporting earnings available to common shareholders.  In addition to the Exchange Offering, 18 Series D Preferred Stock converted into 450,000 shares of common stock, and 10,000 Series E Preferred Stock converted into 6,250,000 shares of common stock.

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

In addition, the Company entered into an Exchange Agreement with the Investor and filed with the Secretary of State of the State of Nevada a Certificate of Designation of Preferences, Rights and Limitations for Series A Preferred Stock under which the Note in the original principal amount of $750,000 would be exchanged for 500 shares of a new series of our preferred stock designated 0% Series A Convertible Preferred Stock (the “Series A Preferred”) with a stated value of $1,000 per share (the “Stated Value”).

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

On April 7, 2021 the Company filed a Certificate of Cancellation and Withdrawal with the Secretary of State of the State of Nevada cancelling our prior Certificate of Designation of Preferences, Rights and Limitations for Series C Preferred Stock, Series D Preferred Stock, and Series E Preferred Stock, all of which has been cancelled or converted into Common Stock.

On February 16, 2021, the Company offered to our Series E preferred stock accelerated vesting to voluntarily convert preferred shares into our Common Stock.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

NOTE 8 - RELATED PARTY CONSIDERATIONS

Some of the officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. We have not formulated a policy for the resolution of such conflicts.

On January 8, 2019, the Company entered into a Master Product Development and Supply Agreement with C2M.  As of December 31, 2020, C2M is a majority stockholder of the Company.

On January 21, 2021, the Company entered into a Settlement Agreement with Ceed2Med, LLC and certain of its principals cancelling all agreements, obligations and claims and providing full mutual releases of the Company and such persons, see note 4 for additional details.

NOTE 9 – CONCENTRATION OF REVENUE AND SUPPLIERS

During the three months ended March 31, 2020, total sale of CBD products and hemp flowers to two customers represented approximately 89% (51%, and 38% - related party) of the Company’s net sales.

As of December 31, 2020, total accounts payable with one vendor was approximately 27% of total accounts payable.

NOTE 10 - SUBSEQUENT EVENTS

On April 26, 2021, we received a loan in the principal amount of $236,410 from the U.S. Small Business Administration under the Paycheck Protection Program. The loan, which is documented by a Note and Loan Agreement, bears interest at a rate of 1% per year and is due in five (5) years. No payments under the Note are due during the time that payments are deferred under the Coronavirus Aid, Relief, and Economic Security Act, Paycheck Protection Program Flexibility Act of 2020, and the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the “Act”). One month after the deferral period provided under the Act expires, we will be required to make monthly payments of principal and interest in such equal amounts as are required to fully amortize the loan by the maturity date. The Note may be prepaid at any time without penalty. Upon fulfillment of conditions for forgiveness provided by the Paycheck Protection Program under the Act, the loan may be forgiven in whole or in part.

On March 31, 2021, a majority of our shareholders approved a reverse split of our common stock by written consent. The consenting shareholders approved a reverse split of our common stock, par value $0.001 per share, at by a ratio of not less than one-for-twenty five and not more than one-for-one hundred to take effect at any time prior to December 31, 2021, with the exact ratio to be set at a whole number within this range as determined by the Company’s board of directors in its sole discretion. The effective date of the reverse split, if undertaken in the discretion of the board of directors, will be as determined by the board in coordination with FINRA.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

Cautionary Statement Regarding Forward-Looking Statements

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and with our audited financial statements and notes thereto for the year ended December 31, 2020 found in the Form 10-K (the “Form 10-K”).

This Quarterly Report contains forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” “may,” “intends,” “targets” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. All statements other than statements about historical facts are statements that could be deemed forward-looking statements.

Although forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks, uncertainties, and changes in condition, significance, value and effect, including those discussed under the heading “Risk Factors” in our annual report on Form 10-K and other documents we file from time to time with the Securities and Exchange Commission (the “SEC”), such as our quarterly reports on Form 10-Q and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report and are based on information currently and reasonably known to us. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that may arise after the date of this Quarterly Report, other than as required by law. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

As used herein, the “Company,” “we,” “us” and “our” refer to Exactus, Inc. Unless specified otherwise, the financial results in this Quarterly Report are those of the Company and its subsidiaries on a consolidated basis.

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

Results of Operations

Three months ended March 31, 2021 and 2020:

Net Revenues

The Company is principally engaged in the business production and selling of products made from industrial hemp.

During the three months ended March 31, 2021, we generated no revenue due to limited capital resources.

During the three months ended March 31, 2020, we generated total revenues of $836,000 from the sale of CBD products and hemp flowers, including revenues of $315,800 from a related party, C2M, who was a majority stockholder of the Company,

Cost of Sales

The primary components of cost of sales include the cost of the CBD product. For the three months ended March 31, 2020, the Company’s cost of sales amounted to $1,400,256 which primarily represents cost of CBD products and hemp flowers sold including cost of hemp flowers sold to C2M for a total of $357,783 and inventory write-off of hemp flowers of $553,440 due to damages from mold.

Operating Expenses

General and administrative expenses increased by $2.4 million from $1,060,587 to 3,457,728 during the three months ended March 31, 2021. The increase is mainly as a result of reduced operating activity related to lack of available capital to operate the business. The majority of the current period expense is related to non-cash stock-based compensation related to compensation of employees and the settlement of outstanding liabilities.

Selling and marketing expenses decreased by $254,793 from $280,890 to $26,097 for the three months ended March 31, 2021, primarily due to decrease in sales activity related to limited capital resources.

Professional and consulting fees decreased by $658,664 from $727,871 to $69,207 for the three months ended March 31, 2021, primarily due to due to decrease in sales activity related to limited capital resources.

Other Expenses, net

Change in Fair Value of Derivative Liability increases by $1,513,548 for the three months ended March 31, 2021 primarily due to the adjustments to fair value and reflects the increase of our stock price at quarter end. The underlying derivative was settled during the quarter when the convertible note was converted to common stock.

Gain on extinguishment of debt increased by $160,431 for the three months ended March 31, 2021 primarily due to the conversion of notes and interest into common stock offset by the settlement of accounts payable, accrued expenses, accrued payroll and convertible notes payable – related party with common stock.

Interest expense increased by $87,713 for the three months ended March 31, 2021 primarily due to conversation of the convertible note.

Liquidity and Capital Resources

These unaudited condensed consolidated financial statements are presented on the basis that the Company will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business. No adjustment has been made to the carrying amount and classification of the Company’s assets and the carrying amount of its liabilities based on the going concern uncertainty. Since our inception in 2008, we have generated losses from operations. As of March 31, 2021, our accumulated deficit was $35.1 million, we had $19,721 in cash and working capital deficit of $3.4 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. In addition, due to insufficient revenue, we will need to obtain further funding through public or private equity offerings, debt financing, collaboration arrangements or other sources in order to maintain active business operations. We currently do not have sufficient cash flow to pay our ongoing financial obligations on a consistent basis. The issuance of any additional shares of Common Stock, preferred stock or convertible securities could be substantially dilutive to our shareholders. In addition, adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital, we will be forced to delay, reduce or eliminate our research and development programs, we may not be able to continue as a going concern, and we may be forced to discontinue operations. These unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At March 31, 2021, the Company had various outstanding payables and debts totaling $4.2 million and approximately $19,721 in cash.

Net cash used in operating activities for the three months ended March 31, 2021 was $25,418, due to our net loss of $4.7 million offset by non-cash stock based compensation of $3.4 million, non-cash derivative liability of $1.4 million, and non-cash interest of $186,692.

No cash was used in investing activity for the three months ended March 31, 2021.

Net cash provided by financing activities for the three months ended March 31, 2021 30, 2020 was $20,000 related to proceeds from a note payable with a shareholder.

Currently, we do not expect our financing activities to be a significant source of cash in 2021.

Off Balance Sheet Arrangements

As of March 31, 2021, we had no material off-balance sheet arrangements.

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

Potential Impacts of the COVID-19 Pandemic on Our Business and Operations

In March 2020, the outbreak of COVID-19 (coronavirus) caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization, and the outbreak has become increasingly widespread in the United States, including in each of the areas in which we operate. The COVID-19 (coronavirus) outbreak has had a notable impact on general economic conditions, including but not limited to the temporary closures of many businesses, “shelter in place” and other governmental regulations, reduced business and consumer spending due to both job losses and reduced investing activity, among many other effects attributable to the COVID-19 (coronavirus), and there continue to be many unknowns. While to date we have not been required to stop operating, management has utilized virtual meetings and will likely not return to an office setting. The Company’s operations may have been impacted by the COVID-19 shutdown; however, our operating efforts have continued. We continue to monitor the impact of the COVID-19 (coronavirus) outbreak closely. The extent to which the COVID-19 (coronavirus) outbreak will impact our ability to obtain financing or future financial results is uncertain.

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

Recent Accounting Pronouncements

ASU 2020-06 Debt – Debt with Conversion and Other Options and Derivatives and Hedging

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company early adopted ASU 2020-06 on January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

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

Our CEO and CFO believe that as of March 31, 2021, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The conclusion was due to the presence of the following material weaknesses in disclosure controls and procedures due to our small size and limited resources: (i) inadequate segregation of duties and effective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both U.S. GAAP and SEC Guidelines; (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; and (iv) no written whistleblower policy.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2021, that have materially affected, or is reasonably likely to materially affect, our internal over financial reporting.

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

ITEM 1A. RISK FACTORS.

A smaller reporting company is not required to provide the information required by this Item. For our most recent risk factors, please consult our Annual Report on Form 10-K/A filed April 23, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit

10.1
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in Extensible Business Reporting Language (XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Exactus, Inc.

May 24, 2021	/s/ Daniel Albertis
Daniel Albertis
Principal Executive Officer

/s/ John Price
John Price
Principal Financial and Accounting Officer