Form 10-Q/A
period 2021-03-31
Exactus, Inc.
filed 2021-05-27
CIK 1552189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 111,859,759 shares of common stock, par value $0.0001 per share, outstanding as of May 15, 2021.

Explanatory Note – this amended Quarterly Report on Form 10-Q amends certain information contained in our 10-Q for the quarter ended March 31, 2021, as filed with the Commission on May 24, 2021 (the “Original 10-Q”). The Original 10-Q was filed prior to the completion of a review by our Independent Accountant. Our Independent Accountant has reviewed the financial statements disclosed in this 10-Q/A.

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Exactus, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$19,721	$25,139
Inventory, net	10,712	10,712
Prepaid expenses and other current assets	10,556	15,258
Total current assets	40,989	51,109
Property and equipment, net	17,069	20,159
Total Assets	$58,058	$71,268

LIABILITIES AND (DEFICIT)

Current Liabilities:
Accounts payable	$1,388,871	$2,027,507
Accounts payable - related parties	506,585	506,585
Accrued expenses	579,990	620,391
Notes payable - current portion - PPP loans	209,825	31,244
Note payable - related parties	135,517	115,517
Subscription payable	250,000	250,000
Convertible notes, net of discounts	100,000	646,036
Convertible notes – related party	-	50,250
Derivative liability	-	237,022
Interest payable	51,789	52,051
Operating lease liabilities, current portion	269,115	269,115
Total current liabilities	3,491,692	4,805,718

Notes Payable - long term - SBA	99,100	99,100
Notes payable - long term - PPP loans	26,585	205,166
Total Liabilities	3,617,377	5,109,984
Commitment and contingencies (see Note7)

Preferred stock Series A: 1,000 shares designated; $0.0001 par value, 500 and 0 shares issued and outstanding, respectively	1,499,000	-
Exactus, Inc. Stockholders' (Deficit)
Preferred stock: 50,000,000 shares authorized; $0.0001 par value, 7,999,000 undesignated shares
Preferred stock Series A: 1,000,000 shares designated; $0.0001 par value, 0 and 323,019 shares issued and outstanding, respectively	-	32
Preferred stock Series B-1: 32,000,000 shares designated; $0.0001 par value, 1,500,000 and 1,650,000, shares issued and outstanding, respectively	150	165
Preferred stock Series B-2: 10,000,000 shares designated; $0.0001 par value, 6,000,000 and 7,516,000 shares issued and outstanding, respectively	600	752
Preferred stock Series C: 1,733,334 shares designated; $0.0001 par value, 0 shares issued and outstanding	-	-
Preferred stock Series D: 200 shares designated; $0.0001 par value, 0 and 18 shares issued and outstanding, respectively	-	-
Preferred stock Series E: 10,000 shares designated; $0.0001 par value, 0 and 10,000 shares issued and outstanding	-	1
Common stock: 650,000,000 shares authorized; $0.0001 par value, 99,724,710 and 56,356,431 shares issued and outstanding, respectively	9,975	5,636
Common stock to be issued (100,000 shares to be issued )	10	10
Additional paid-in capital	32,468,970	27,485,796
Due from related party	(128,489)	(128,489)
Accumulated deficit	(35,391,296)	(30,384,380)
Total Exactus Inc. Stockholders' (Deficit)	(3,040,080)	(3,020,477)

Non-controlling interest in subsidiary	(2,018,239)	(2,018,239)

Total (Deficit)	(5,058,319)	(5,038,716)

Total Liabilities and (Deficit)	$58,058	$71,268

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Exactus, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2021	2020
		(restated)
Net revenues	$-	$520,200
Net revenues - related party	-	315,800

Total net revenues	-	836,000

Cost of sales	-	1,042,473
Cost of sales - related party	-	357,783

Total cost of sales	-	1,400,256

Gross profit (loss)	-	(564,256)

Operating Expenses:
General and administration	3,457,728	1,060,587
Selling and marketing expense	26,097	280,890
Professional and consulting	69,207	727,871

Total Operating Expenses	3,553,032	2,069,348

Loss from Operations	(3,553,032)	(2,633,604)

Other Income (expenses):
Derivative (loss) gain	(1,407,062)	106,486
Gain (loss) on extinguishment of debt, net	153,931	(6,500)
Interest expense	(200,753)	(288,466)

Total Other Income (Expenses), net	(1,453,884)	(188,480)

Loss Before Provision for Income Taxes	(5,006,916)	(2,822,084)

Provision for income taxes	-	-

Net Loss	(5,006,916)	(2,822,084)

Net Loss attributable to non-controlling interest	-	155,819

Net Loss Attributable to Exactus, Inc.	(5,006,916)	(2,666,265)

Deemed dividend on preferred stock	(1,927,343)	-

Net Loss available to Exactus, Inc. common stockholders	$(6,934,259)	$(2,666,265)

Net Loss per Common Share - Basic and Diluted	$(0.06)	$(0.06)
Net Loss attributable to non-controlling interest per Common Share - Basic and Diluted	$-	$-
Net Loss available to Exactus, Inc. common stockholders per Common Share - Basic and Diluted	$(0.08)	$(0.06)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	84,321,861	45,293,865

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Exactus, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' (Deficit) Equity
(Unaudited)

	Preferred Stock		Common Stock - Issued		Common Stock -Unissued		Additional Paid in	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

Balance, December 31, 2019 (restated)	9,529,127	$ 35	43,819,32	$4,382	664,580	$66	$25,343,293	$(20,923,681)	$(537,469)	$3,887,544

Common stock issued for private placement			500,000	50	-	-	99,950	-	-	100,000
Common stock issued for unissued common stock			287,500	29	(287,500)	(29)	-	-	-	-
Conversion of Series A Preferred Stock to Common Stock	(30,900)	(3)	150,450	15	-	-	(12)	-	-	-
Common stock issued for services			765,000	77	-	-	378,446	-	-	378,523
Stock-based compensation in connection with restricted common stock award grants - Q1 2020			209,727	21	(68,750)	(7)	117,889	-	-	117,903
Stock options granted for services			-	-	-	-	140,866	-	-	140,866
Net Loss for the period			-	-	-	-		(2,666,265)	(155,819)	(2,822,084)
Balance, March 31, 2020 (restated)	9,499,037	$ 950	45,732,002	$4,574	308,330	$30	$26,080,432	$(23,589,946)	$(693,288)	$1,802,752

	Preferred Stock		Common Stock - Issued		Common Stock - Unissued		Additional Paid in	Due from related	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	party	Deficit	Interest	Total
Balance, December 31, 2020	9,499,037	$950	56,356,431	$5,636	100,000	$10	$27,485,796	$(128,489)	$(30,384,380)	$(2,018,239)	$(5,038,716)

Common stock issued for settlement of accounts payable and accruals	-	-	10,605,240	1,061	-	-	602,820	-	-	-	603,881
Common stock issued for settlement of convertible notes payables - related party	-	-	2,383,841	238	-	-	443,156	-	-	-	443,394
Stock-based compensation related to settlement of accounts payable and accruals	-	-	-	-	-	-	1,120,226	-	-	-	1,120,226
Stock-based compensation in connection with equity awards	-	-	10,345,538	1,035	-	-	2,263,777	-	-	-	2,264,812
Conversion of Preferred Stock to Common Stock	(1,999,037)	(200)	20,033,660	2,005	-	-	553,195	-	-	-	553,195
Net loss	-	-	-	-	-	-	-	-	(5,006,916)	-	(5,006,916)
Balance March 31, 2021	7,500,500	$ 750	99,724,710	$9,975	100,000	$10	$ 32,468,970	$(128,489)	$(35,391,296)	$(2,018,239)	$(5,058,319)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Exactus, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:		(restated)
Net loss	$(5,006,916)	$ (2,822,084)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	3,090	26,727
Derivative (gain) loss	1,407,062	(106,486)
Stock-based compensation	3,385,038	637,292
Bad debt expense	-	18,592
Inventory reserve	-	553,440
Amortization of prepaid stock-based expenses	-	195,299
Amortization of discount and debt issuance costs for convertible notes	-	268,350
Amortization of intangible assets	-	246,250
Deferred rent	-	3,418
Loss (gain) on settlement of debt	(153,931)	6,500
Non-cash interest expense	186,692	-
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	-	(236,360)
Accounts receivable related party	-	(88,800)
Inventory	-	387,271
Prepaid expenses and other current assets - current	4,702	88,240
Prepaid expenses and other current assets - long term	-	(15,959)
Deposit	-	40,000
Increase (decrease) in operating liabilities:
Accounts payable	25,423	552,292
Accrued expenses	110,231	287,730
Unearned revenues	-	(215,000)
Interest payable	13,191	9,005
Net Cash Used In Operating Activities	(25,418)	(164,283)

Cash Flows From Investing Activities:
Net Cash Used in Investing Activities	-	-

Cash Flows From Financing Activities:
Advances from related party	-	85,000
Proceeds from sale of common stock	-	100,000
Proceeds from issuance of notes payable	20,000	20,419
Payments of principal on convertible notes	-	(50,000)
Net Cash Provided By Financing Activities	20,000	155,419

Net (decrease) in cash and cash equivalents	(5,418)	(8,864)

Cash and cash equivalents at beginning of year	25,139	18,405

Cash and cash equivalents at end of period	$19,721	$9,541

Supplemental Cash Flow Information:
Cash paid for interest and finance charges	$-	$11,111
Cash paid for taxes	$-	$-

Non-Cash investing and financing activities:
Conversion of preferred stock to common stock	$2,005	$-
Convertible notes and interest payable settled by common stock issued	$50,250	$-
Accounts payable, accrued expense and interest payable settled by common stock issued	$828,144	$-
Preferred stock deemed dividend	$1,927,343	$-
Reduction of operating lease right-of-use asset and operating lease liabilities	$-	$116,887

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

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information, which includes consolidated unaudited interim financial statements and present the consolidated unaudited interim financial statements of the Company and its majority-owned subsidiary as of March 31, 2021. All intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, stockholders’ equity (deficit) and cash flows as of March 31, 2021 and 2020, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2020 and footnotes thereto included in the Company’s Report on Form 10K filed with the SEC on April 23, 2021. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year.

Going concern

The accompanying unaudited condensed consolidated financial statements are presented on the basis that the Company will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business. No adjustment has been made to the carrying amount and classification of the Company’s assets and the carrying amount of its liabilities based on the going concern uncertainty. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had a net loss attributable to Exactus Inc. common stockholders of $6.9 million as of March 31, 2021. The net cash used in operating activities was approximately $25,000 for the three months ended March 31, 2021. Additionally, the Company had an accumulated deficit of $35.4 million and working capital deficit of $3.5 million as of March 31, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of common and preferred shares and from the issuance of convertible promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending soon, management expects that the Company will need to further curtail its operations. The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Use of Estimates

The Company prepares its condensed consolidated financial statements in conformity with GAAP which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. In preparing the condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated balance sheet, and revenues and expenses for the period then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include but are not limited to the fair value of derivative liabilities, income taxes, contingent liabilities, and fair value of non-cash equity transactions.

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

The fair value of derivative liability is estimated using a lattice valuation model. Key assumptions of the lattice valuation model are the expected stock price, risk-free interest rate, expected volatility, expected term, and expected dividends. The stock price is based on the trade price of the underlying stock. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant for the expected term of the derivative. Expected volatility is based on the historical stock price volatility. An expected term is estimated based on historical exercise behavior, post-vesting termination patterns, and future expected exercise behavior. The estimated assumptions used in the lattice valuation model to value our derivative liability were as follows:

	Derivative liability
	Year Quarter March 31, As of December 31,
	2021	2020
Risk-free interest rate	0.08%	0.08%
Expected volatility	233%	211%
Expected term	2 months	2 months
Expected dividends	0.0%	0.0%

As of March 31, 2021, the Company has no assets that are re-measured at fair value.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other assets consisted of the following:
	March 31, 2021	December 31, 2020
Prepaid insurance	$7,556	$9,288
Other assets	6,000	6,000
	$10,556	$15,258

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

For the three months ended March 31, 2021 and 2020, the following potentially dilutive shares were excluded from the computation of diluted earnings per shares because their impact was anti-dilutive:

	March 31,
	2021	2020
Stock options	7,251,749	4,809,822
Stock warrants	1,578,549	2,014,299
Restricted stock to be issued upon vesting	2,608,990	3,651,379
Convertible preferred stock	11,875,000	9,460,845
Convertible debt	250,000	10,833,865
Total	23,564,288	30,770,210

Troubled Debt Restructuring

In February 2021, the Company agreed to settle certain debt instruments through the issuance of Series A Preferred Shares. Due to the Company's financial condition and the relative value of the Series A Preferred Shares in relation to the debt, we determined the transaction to be a troubled debt restructuring. See Note 5 for further discussion.

Preferred share exchange offering
In January 2021, the Company offered a modification to the terms of the Series A Preferred Shares, Series B-1 Preferred Shares and Series B-2 Preferred Shares with the intention of inducing conversion to common shares (collectively the “Inducement Securities”) In accordance with ASC 470, Debt a modification of an instruments that modifies a conversion option for the purposes of inducing a conversion that both 1) is exercisable for a limited period of time and 2) includes the issuance of all of the equity securities issuable pursuant to the conversion privileges. The modification of the Inducement Securities qualifies of such accounting treatment. As a result, the Company will report the impact of such changes as a charge against additional paid in capital and reflect the amount as a reconciling item between net income and income available to common shareholders.

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

NOTE 4 - RELATED PARTY

Some of the officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. We have not formulated a policy for the resolution of such conflicts.

On January 22, 2021, the Company entered into a Settlement and Release Agreement (Settlement and Release Agreement) with Ceed2Med, LLC (C2M), a former affiliate of the company. Over the course of 2018-2019 the Company entered into a series of agreements for product and funding with C2M in connection with the seed-to-sale strategy for our hemp-derived CBD business, to secure farming rights and expertise, and to secure product, distribution, and funding. The Company previously issued 10,000 shares of Series E Preferred Stock convertible into 6,250,000 shares of common stock to C2M. Pursuant to the Settlement and Release Agreement, C2M permitted the Company to transfer all outstanding shares of Series E Preferred stock to settle various third-party claims and obligations, avoiding dilution in furtherance of ongoing restructuring efforts. The Company issued 3,000,000 common shares to a vendor to settle $575,000 of commercial accounts payable with a vendor resulting in the Company recognizing a $20,000 gain on the settlement of debt. The Company issued an officer of the Company 1,250,000 common shares valued at $231,250 at compensation in negotiating the settlement. Under the Settlement and Release Agreement with Ceed2Med, all existing agreements, obligations and claims have been cancelled and rescinded, the parties exchanged full mutual releases and the Company is to receive a cash payment of $200,000, of which $54,737 has been paid as of March 31, 2021 and included as a component of accrued liabilitues. If the remaining balance is not paid, the agreement with C2M may not be effectuated.

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

On May 22, 2020, the Company received federal funding in the amount of $236,410 through the Paycheck Protection Program (the “PPP”). PPP funds have certain restrictions on use of the funding proceeds, and generally must be repaid within two (2) years at 1% interest. The PPP loan may, under circumstances, be forgiven. There shall be no payment due by the Company during the six months period beginning on the date of this note (“Deferral Period”). Commencing one month after the expiration of the Deferral Period, the Company was to pay the lender monthly payments of principal and interest, each in equal amount required to fully amortize by the maturity date. As no payment has been made, the lender shall charge a late fee of up to 5% of the unpaid portion of the regularly scheduled payment. As of March 31, 2021, the principal balance of this note amounted to $236,410 and accrued interest was approximately $3,146. In May 2021, the Company has received notification the principal and accrued interest have been forgiven.

 Notes payable to unrelated parties is summarized below:

	March 31, 2021	December 31, 2020

Principal amount	$335,510	$335,510
Less: current portion	(209,825)	(130,344)
Notes payable - long term portion	$125,685	$205,166

Minimum principal payments under notes payable to unrelated parties at March 31, 2021 are as follows:

Year ended December 31, 2021	$ 167,360
Year ended December 31, 2022	68,392
Year ended December 31, 2023	2091
Year ended December 31, 2024	2061
Year ended December 31, 2025 and thereafter	95,506
Total principal payments	$335,510

Notes payable – related party

During the fourth quarter 2020, the Company received $37,000 in cash proceeds from the former Chief Executive Officer and stockholder of the Company as an unsecured obligation with no term or stated interest. As of March 31, 2021, and December 31, 2020, the principal balance due is $37,000. In May 2021, the Company issued 700,000 common shares in settlement of $35,000 of the principle balance due.

During February 2020, the Company entered a short-term promissory note for principal amount of $22,461 and gross cash proceeds of $20,419 (original issue discount of $2,042) with a stockholder of the Company. The note became due and payable on March 8, 2020 and bore interest at a rate of eighteen (18%) percent per annum prior to the maturity date, and eighteen (18%) per annum if unpaid following the maturity date. The note is an unsecured obligation of the Company. In addition, the note carries a 10% original issue discount of $2,042 which have been amortized and recorded in interest expense on the accompanying statements of operations. The Company is currently negotiating to extend the maturity date of the related party note. As of March 31, 2021, and December 31, 2020, the principal balance of this note amounted to $22,461.

During October 2019, the Company entered a short-term promissory notes with an officer of the Company, for an aggregate principal amount of $55,556. The note originally became due and payable between October 18, 2019 and December 16, 2019 and bore interest at a rate of twelve (12%) percent per annum prior to the maturity date, and eighteen (18%) per annum if unpaid following the maturity date. The current interest rate is 18%. The note is an unsecured obligation of the Company. The notes carry a 10% original issue discount of $5,556 which has been amortized and recorded in interest expense on the accompanying condensed consolidated statements of operations. As of March 31, 2021, and December 31, 2020, the principal balance under the note was $55,556.  The Company is currently negotiating on extending the maturity date of the related party note.

During February 2021, the Company entered a short-term promissory note for principal amount of $20,000 with a stockholder of the Company. The note is payable on demand and bears interest at a rate of eight (8%) percent per annum. The note is unsecured obligation of the Company. As of March 31, 2021, the principal balance of this note amounted to $20,000 and accrued interest was $340.

Interest expense totaled approximately $6,200 for the three months ended March 31, 2021 and $2,200 for the three months ended March 31, 2020.

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

The following is a summary of the carrying amounts of all convertible notes as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Principal Amount	$100,000	$933,333
Add: additional principal - related party	-	50,250
Add: amortization of redemption premium	-	88,889
Less: redemption premium payments	-	(20,800)
Less: principal payments and conversions	-	(356,186)
Less: unamortized debt discount and debt issuance costs	-	-
Total convertible debt less unamortized debt discount and debt issuance costs	$100,000	$696,286

Sale of Convertible Note

On November 27, 2019, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a single institutional investor (the “Purchaser”), pursuant to which the Company agreed to sell to Purchaser in a series of 3 closings up to $1,944,444 in aggregate principal amount of the Company’s senior secured convertible promissory notes (the “Notes”) and warrants to purchase shares of the Company’s Common Stock (the “Warrants”). On November 27, 2019 (the “Initial Closing Date”), the Company issued a Note in the principal amount of $833,333, and a two-year Warrant to purchase 275,612 shares of Common Stock at an exercise price of $0.756 per share. The Notes were issued at a 10% original issue discount and bear an interest rate of 8%. The Notes matured one year after their issuance unless accelerated due to an event of default. The Notes were redeemable, in whole or in part, at any time at the discretion of the Company. At the Initial Closing Date, the Company received net proceeds, after the original issue discount and the Purchaser’s counsel fees, of $730,000. Each note was convertible at the option of the note holder at any time into shares of common stock at the fixed conversion rate of $0.50 per share subject to adjustments.

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

The changes in convertible debt for the quarter ended March 31, 2021 are:

Beginning balance	$696,286
Cash payments	-
Stock settlement	(596,286)*
Ending balance	$100,000

 *excludes accrued interest and penalties of $136,442, which was reported in the interest payable

NOTE 6 - STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

The Company’s authorized Common Stock consists of 650,000,000 shares with a par value of $0.0001 per share.

During the first quarter 2021, the Company issued 8,186,240 shares of common stock to an officer of the Company in settlement of $26,995 of payables due, $150,632 of accrued payroll, and $11,946 of interest due on a note with the officer. The fair value of the common shares amounted to approximately $1,310,000 resulting in the Company recognizing $1,120,226 of additional stock-based compensation.

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

During the first quarter of 2021, the Company issued its four board members a total of 10,000,000 shares of common stock. The deemed fair vlaue of the shares amount to $1.7 million of stock-based compensation.

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

A summary of the stock option activity is presented below:

	Options Outstanding
		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Aggregate
	Shares Subject	Price Per	Contractual	Intrinsic
	to Options	Share	Life (in years)	Value
Balance at December 31, 2020	3,751,749	$0.23	8.0
Options granted	3,500,000	$0.025	1.81
Options exercised	—
Options canceled / expired	—
Balance at March 31, 2021	7,251,749	$0.13	4.89	$667,500
Vested and exercisable at March 31, 2021	5,220,499	$0.17	5.76	$373,750

During the quarter ended March 31, 2021, the Company issued 3,500,000 options to an employee. The grant vested 50% on date of grant and 50% upon an approved combination transaction. The company recognized $262,500 of stock-based compensation related to the option grant. The company used the black-scholes option pricing model to determine the fair value of the award with the following inputs: exercise price $0.025, life of 24 months, risk free rate of 0.08% and volatility of 211.12%.

Warrants

As of March 31, 2021 and December 31, 2020, there were 1,578,549 common stock warrants outstanding with a weighted average exercise price of $0.49.

Restricted Common Stock

A summary of the restricted stock activity is presented below:

	Restricted Stock Common Stock	Weighted Average Grant-Date Fair Value Per Share
Balance at December 31, 2020	2,960,803	$0.41
Granted	—	—
Vested	(351,813)	0.21
Forfeited	—	—
Balance at March 31, 2021	2,608,990	$0.34

As of March 31, 2021, unamortized or unvested stock-based compensation costs related to restricted share arrangements was approximately $.2 million and will be recognized over a weighted average period of 0.72 years. The Company recognized approximately $70,000 of stock-based compensation in relation to the vesting of Restricted Common Stock during the quarter ended March 31, 2021.

Preferred Stock

The Company’s authorized preferred stock consists of 50,000,000 shares with a par value of $0.0001.

	Preferred Stock
	Series A		Series A		Series B-1		Series B-2		Series C		Series D		Series E
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2019	353,109	$35	-	-	1,650,000	$165	7,516,000	$752	-	$-	18	$-	10,000	$1

Conversion of Series A Preferred Stock to Common Stock	(30,090)	(3)	-	-	-	-	-	-	-	-	-	-	-	-
Balance, March 31, 2020	323,019	$32	-	-	1,650,000	$165	7,516,000	$752	-	$-	18	$-	10,000	$1

	Preferred Stock
	Series A		Series A		Series B-1		Series B-2		Series C		Series D		Series E
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2020	323,019	$32	-	$-	1,650,000	$165	7,516,000	$752	-	$-	18	$-	10,000	$1

Conversion of Preferred Stock to Common Stock	(323,019)	(32)			(150,000)	(15)	(1,516,000)	(152)	-	-	(18)	-	(10,000)	(1)
Conversion of Convertible note into Preferred Series A	-	-	500	1,499,000	-	-	-	-	-	-	-	-
Balance, March 31, 2021	-	$-	500	$ 1,499,000	1,500,000	$150	6,000,000	$600	-	$-	-		$-	$-

During the quarter ended March 31, 2021, the Company offered to modify the conversion price of the outstanding Series A Preferred Shares (from $0.20 to $0.025), Series B-1 Preferred Shares and Series B-2 Preferred Shares (from $0.25 to $0.125) the “Exchange Offering”).  As a result of the Exchange offering, the holders converted 323,019 Series A Preferred Stock into 12,917,160 shares of common stock, 150,000 Series B-1 Preferred Stock into 37,500 shares of common stock, 1,516,000 Series B-2 Preferred Stock into 379,000 shares of common stock.  This resulted in a gain of conversion of $1,927,343, The gain was reported as a credit to additional paid in capital and reflected as a deemed dividend in reporting earnings available to common shareholders.  In addition to the Exchange Offering, 18 Series D Preferred Stock converted into 450,000 shares of common stock, and 10,000 Series E Preferred Stock converted into 6,250,000 shares of common stock.

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Legal Matters

In the ordinary course of business, the Company enters into agreements with third parties that include indemnification provisions which, in its judgment, are normal and customary for companies in the Company’s industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, the Company generally agrees to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to the Company’s product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, the Company has no liabilities recorded for these provisions as of March 31, 2021 or 2020.

On February 26, 2020 a complaint was filed against the Company in the Circuit Court, Palm Beach County, Florida on behalf of two former employees of the Company.  The case is entitled Ryan Borcherds and Miriam Martinez vs. Exactus, Inc. (Case No. 103978709). These former employees were hired in January 2020.  The complaint alleged the Company failed to pay wages and compensation to 2 employees under the Fair Labor Standards Act, breach of contract and violation of various Florida statutes, including allegations on behalf of other similarly situated persons.  On May 8, 2020, an amended complaint was filed against the Company in the Circuit Court, Palm Beach County, Florida on behalf of six former employees, with one additional employee added to the suit in June 2020. The amended case is entitled Ryan Bocherds, Marc Reiss, Jeannine Boffa, Benjamin Blair, Miriam Martinez and Michael Amoroso vs. Exactus, Inc, (Case No. 50-2020-CA-002274-MB). The other four former employees were hired between April 2019 and December 2019. As of December 31, 2019, the Company has recorded total accrued salaries of $26,494 related to these former employees. On September 8, 2020, the Company entered into settlement agreements and mutual releases with all plaintiffs. Under the settlement agreements, the Company is obligated to pay a total of $131,130 (including $16,000 in legal fees and excluding any applicable payroll taxes) to the plaintiffs. Under the settlement agreements, the Company paid each plaintiff 50% of the settlement amount at the time of signing and are obligated to pay the remaining settlement amounts in six monthly installments. In May 2021, the Company settled this matter for approximately $50,000.

The 50% amount as well as the first monthly installment for each plaintiff was paid and we are in default for the remaining 5 monthly payments.

On October 26, 2020 two complaints were filed in the Circuit Court, Palm Beach County, Florida on behalf of a former vendors of the Company. The cases entitled SEP COMMUNICATIONS LLC V EXACTUS INC. 50-2020-CA-011680-XXXX-MB and SOUTHEASTERN PRINTING COMPANY V EXACTUS INC 50-2020-CC-009475-XXXX-SB seeks approximately $54,612.80 & $19,528.36 respectively, plus interests and court costs. In May 2021, the Company settled  this matter for $20,000.

NOTE 8. RESTATEMENT OF PRIOR FINANCIAL INFORMATION

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

The effect on these revisions on the Company’s condensed consolidated balance sheet is as follows:
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

U.S. Small Business Administration Loan

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

Reverse Stock Split

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

Share Issuance

During the second quarter 2021, the Company issued 9,286,609 shares to resolved approximately $324,000 of accounts payable and accruals, 1,848,440 shares in settlement of approximately $159,000 in principal on various notes and 1.0 million shares in relation to the conversion of Series A preferred shares into common stock.

PPA Loan Forgiveness

In May 2020, the Company received notice the PPP principal and accrued interest balance totalling approximately $239,000 was forgiven.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

Cautionary Statement Regarding Forward-Looking Statements

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and with our audited financial statements and notes thereto for the year ended December 31, 2020 found in the Form 10-K /A (the “Form 10-K”).

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

Business Overview

Exactus, Inc. was incorporated on January 18, 2008 as an alternative energy research and development company. During much of its history the Company had designed solar monitoring and charging systems which were discontinued in 2016 to focus on developing point-of-care diagnostic devices. In January 2019, the Company added to the scope of its business activities, efforts to produce, market and sell products made from industrial hemp containing cannabidiol (“CBD”).

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

Operating Expenses

General and administrative expenses increased by $2.4 million from $1,060,587 in 2020 to $3,457,728 during the three months ended March 31, 2021. The increase is mainly as a result of reduced operating activity related to lack of available capital to operate the business. The majority of the current period expense is related to non-cash stock-based compensation related to compensation of employees and the settlement of outstanding liabilities.

Selling and marketing expenses decreased by $254,793 from $280,890 in 2020 to $26,097 for the three months ended March 31, 2021, primarily due to decrease in sales activity related to limited capital resources.

Professional and consulting fees decreased by $658,664 from $727,871 in 2020 to $69,207 for the three months ended March 31, 2021, primarily due to due to decrease in sales activity related to limited capital resources.

Other Expenses, net

Change in Fair Value of Derivative Liability increased by $1,513,548 for the three months ended March 31, 2021 primarily due to the adjustments to fair value and reflects the increase of our stock price at quarter end. The underlying derivative was settled during the quarter when the convertible note was converted to common stock.

Gain on extinguishment of debt increased by $160,431 for the three months ended March 31, 2021 primarily due to the conversion of notes and interest into common stock offset by the settlement of accounts payable, accrued expenses, accrued payroll and convertible notes payable – related party with common stock.

Interest expense decreased by $87,713 for the three months ended March 31, 2021 primarily due to conversion of the convertible note.

Liquidity and Capital Resources

These unaudited condensed consolidated financial statements are presented on the basis that the Company will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business. No adjustment has been made to the carrying amount and classification of the Company’s assets and the carrying amount of its liabilities based on the going concern uncertainty. Since our inception in 2008, we have generated losses from operations. As of March 31, 2021, our accumulated deficit was $35.4 million, we had $19,721 in cash and working capital deficit of $3.5 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. In addition, due to insufficient revenue, we will need to obtain further funding through public or private equity offerings, debt financing, collaboration arrangements or other sources in order to maintain active business operations. We currently do not have sufficient cash flow to pay our ongoing financial obligations on a consistent basis. The issuance of any additional shares of Common Stock, preferred stock or convertible securities could be substantially dilutive to our shareholders. In addition, adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital, we will be forced to delay, reduce or eliminate our research and development programs, we may not be able to continue as a going concern, and we may be forced to discontinue operations. These unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At March 31, 2021, the Company had various outstanding payables and debts totaling $3.6 million and approximately $19,721 in cash.

Net cash used in operating activities for the three months ended March 31, 2021 was $25,418, due to our net loss of $5.0 million offset by non-cash stock based compensation of $3.4 million, non-cash derivative liability of $1.4 million, and non-cash interest of $186,692 offset by non-cash gain of $153,931.

No cash was used in investing activity for the three months ended March 31, 2021.

Net cash provided by financing activities for the three months ended March 31, 2021 was $20,000 related to proceeds from a note payable with a shareholder.

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

On October 26, 2020 two complaints were filed in the Circuit Court, Palm Beach County, Florida on behalf of a former vendors of the Company. The cases entitled SEP COMMUNICATIONS LLC V EXACTUS INC. 50-2020-CA-011680-XXXX-MB and SOUTHEASTERN PRINTING COMPANY V EXACTUS INC 50-2020-CC-009475-XXXX-SB seeks approximately $54,612.80 & $19,528.36 respectively, plus interests and court costs. In May 2021, the Company settled this matter for $20,000.

ITEM 1A. RISK FACTORS.

A smaller reporting company is not required to provide the information required by this Item. For our most recent risk factors, please consult our Annual Report on Form 10-K/A filed April 23, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS.

10,605,240 common shares issued in settlement of accounts payable and accrued expenses.
2,383,841 common shares issued in settlement of convertible notes with a related party.
10,345,538 common shares issued in connection with equity awards.

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

Exactus, Inc.

May 27, 2021	/s/ Daniel Albertis
Daniel Albertis
Principal Executive Officer

/s/ John Price
John Price
Principal Financial and Accounting Officer