Form 10-Q
period 2021-06-30
Exactus, Inc.
filed 2021-08-23
CIK 1552189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 001-38190

Exactus, Inc.

(Exact name of registrant as specified in its charter)

Nevada	27-1085858
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5910 S University Blvd, C18-193, Greenwood Village, CO 80121

(Address of principal executive offices, Zip Code)

800-985-0515

(Registrant’s telephone number, including area code)

80 NE 4th Avenue, Suite 28, Delray Beach, FL 33483

(Former Name, Former Address and Former Fiscal Year if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 599,005,155 shares of common stock, par value $0.0001 per share, outstanding as August 20, 2021.

Explanatory Note

This Report on Form 10-Q is filed without the Financial Statements having been reviewed by the registered independent accounting firm as required by Article 10 of Regulation S-X. An amendment will be filed after completion of the review.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

EXACTUS, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$130,707	$84,379
Accounts receivable	289,621	147,302
Other receivables	500,000	-
Inventory	4,273,339	8,409,734
Marketable securities	6,005,188	2,853,437
Prepaid expenses and other current assets	101,968	27,375
TOTAL CURRENT ASSETS	11,300,823	11,934,386

Operating lease right-of-use asset, net	209,315	412,159
Property and equipment, net	9,501,445	13,670,899
Intangible assets, net	92,100	122,800
Goodwill	2,533,530	2,533,530
TOTAL ASSETS	$23,637,213	$28,261,615

LIABILITIES AND EQUITY STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,195,719	$2,594,858
Operating lease liability, current portion	219,459	432,453
Note payable-current and related party	5,923,054	15,061,044
Paycheck protection loan	236,410	273,300
TOTAL CURRENT LIABILITIES:	8,574,642	18,361,655

Other long-term liabilities-related party	3,042,638	2,698,659
TOTAL LIABILITIES	11,617,280	21,060,314

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY DEFICIT
Series A Preferred Stock Exactus: $0.0001 Par Value, 1,000 shares designated; 450 and 0 shares issued and outstanding on June 30, 2021 and December 31, 2020 respectively.	-	-
Series B-1 Preferred: $0.0001 Par Value, 32,000,000 shares designated; 1,500,000 and 0 shares issued and outstanding on June 30, 2021 and December 31, 2020 respectively.	150	-
Series B-2 Preferred: $0.0001 Par Value, 10,000 shares designated; 6,000,000 and 0 shares issued and outstanding on June 30, 2021 and December 31, 2020 respectively.	600	-
Series C Preferred: $0.0001 Par Value, 1,000,000 shares designated; 1,000,000 and 1,000,000 shares issued and outstanding on June 30, 2021 and December 31, 2020 respectively.	100	100
Series C-1 Preferred: $0.0001 Par Value, 10,000 shares designated and 10,000 and 10,000 shares issued and outstanding on June 30, 2021 and December 31, 2020 respectively.	1	1
Series D Preferred: $0.0001 Par Value, 10,000 shares designated and 10,000 and 10,000 shares issued and outstanding on June 30, 2021 and December 31, 2020 respectively.	1	1
Common Stock: $0.0001 Par Value, 650,000,000 shares authorized; 597,005,155 and 473,639,756 shares issued and outstanding on June 30, 2021 and December 31, 2020 respectively.	59,701	47,364
Additional paid in capital	23,201,896	18,833,458
Accumulated deficit	(11,242,516)	(11,679,623)
TOTAL STOCKHOLDERS’ EQUITY	12,019,933	7,201,301

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY DEFICIT	$23,637,213	$28,261,615

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACTUS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
REVENUE	$5,074,210	$6,219,397	$5,681,949	$7,118,190
COST OF SALES	5,031,306	2,979,288	5,269,765	3,384,676
GROSS PROFIT	42,904	3,240,109	412,184	3,733,514

OPERATING EXPENSES
Production related operating expenses	998,180	999,190	2,164,603	1,812,620
General and administrative expenses	611,608	1,395,556	862,651	2,255,200
TOTAL OPERATING EXPENSES	1,609,788	2,394,746	3,027,254	4,067,820

INCOME (LOSS) FROM OPERATIONS	(1,566,884)	845,363	(2,615,070)	(334,306)

OTHER INCOME (EXPENSES)
Interest expense	288,746	404,333	617,270	(770,475)
Gain (loss) on marketable securities, net	1,738,002	177,080	3,151,751	(383,287)
Gain on extinguishment of debt	243,041	-	518,580	-
TOTAL OTHER INCOME (EXPENSE)	1,692,297	(227,253)	3,053,061	(1,153,762)

INCOME (LOSS) BEFORE INCOME TAXES	125,413	618,110	437,991	(1,488,068)

PROVISION FOR INCOME TAXES	884	-	884	-

NET INCOME (LOSS)	$124,529	$618,110	$437,107	$(1,488,068)

BASIC NET INCOME (LOSS) PER SHARE	$0.00	$0.00	$0.00	$(0.00)
DILUTED NET INCOME (LOSS) PER SHARE	$0.00	$0.00	$0.00	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	597,005,155	473,639,756	597,005,155	473,639,756
Diluted	747,095,264	613,142,865	747,095,264	473,639,756

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXACTUS, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Three Months Ended June 30, 2021
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2021	1,020,000	$102	473,639,756	$47,364	$18,833,458	$(11,367,045)	$7,513,879
Shares issued for acquisition	7,500,450	750	123,365,399	12,337	4,368,438	-	4,381,525
Net Income	-	-	-	-	-	124,529	124,529
Balance as of June 30, 2021	8,520,450	$852	597,005,155	$59,701	$23,201,896	$(11,242,516)	$12,019,933

	Six Months Ended June 30, 2021
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	1,020,000	$102	473,639,756	$47,364	$18,833,458	$(11,679,623)	$7,201,301
Shares issued for acquisition	7,500,450	750	123,365,399	12,337	4,368,438	-	4,381,525
Net Income	-	-	-	-	-	437,107	437,107
Balance as of June 30, 2021	8,520,450	$852	597,005,155	$59,701	$23,201,896	$(11,242,516)	$12,019,933

	Three Months Ended June 30, 2020
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2020	1,020,000	$102	473,639,756	$47,364	$18,833,458	$(8,616,215)	$10,264,709
Net Income	-	-	-	-	-	618,110	618,110
Balance as of June 30, 2020	1,020,000	$102	473,639,756	$47,364	$18,833,458	$(7,998,105)	$10,882,819

	Six Months Ended June 30, 2020
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2019	1,020,000	$102	473,639,756	$47,364	$18,833,458	$(6,510,037)	$12,370,887
Net (Loss)	-	-	-	-	-	(1,488,068)	(1,488,068)
Balance as of June 30, 2020	1,020,000	$102	473,639,756	$47,364	$18,833,458	$(7,998,105)	$10,882,819

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

EXACTUS, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2021	2020

Cash flows from operating activities
Net income (loss)	$437,107	$(1,488,068)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	497,130	751,031
Fixed asset disposal loss	297,351	67,714
Amortization of right of use asset	202,844	190,940
Amortization of intangible assets	30,700	30,700
Non cash interest expense	581,705	758,586
Non cash settlement of convertible note and accrued interest	(1,927,395)	-
Unrealized gain/loss	(3,151,751)	305,577
Changes in operating assets and liabilities
Accounts receivable	(642,318)	73,460
Inventory	4,125,178	(7,339,624)
Prepaid expense and other assets	(63,978)	(87,137)
Accounts payable and accrued expenses	1,394,387	761,375
Unearned revenues	(103,856)	169,552
Operating lease liability	(212,994)	(213,171)
Cash provided by (used in) operating activities	1,464,110	(6,019,065)

Cash flows from investing activities
Net cash received in from acquisitions	(9,157)	-
Net fixed asset acquisition and disposal	3,384,730	(2,386,617)
Cash Used for Investing Activities	3,375,573	(2,386,617)

Cash flows from financing activities
Non cash stock issuances	1,362,187	-
Non cash financing activities	(8,012,583)	-
Payments of principal on notes payable	(135,000)	-
Proceeds from issuance of note payable-includes related party	1,992,041	1,486,860
Cash provided by financing activities	(4,793,355)	1,486,860

Net changes in cash and cash equivalents	46,328	(6,918,822)
Cash, beginning of year	84,379	8,515,509
Cash, end of period	$130,707	$1,596,687

Noncash investing and financing activity
Preferred Stock Series A	$1,349,100	$-
Preferred Stock Series B-1	$150	$-
Preferred Stock Series B-2	$600	$-
Common Shares issued for transaction	$12,337	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXACTUS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

NOTE 1 - NATURE OF ORGANIZATION

Organization and Business Description

Exactus, Inc. (the “Company”, “Exactus”, “we”, “us”, “our”) was incorporated on January 18, 2008. In January 2019, the Company added to the scope of its business activities, efforts to produce, market and sell products made from industrial hemp containing cannabidiol (“CBD”). On June 30, 2021 the Company entered into a Securities Exchange Agreement (the “Exchange Agreement”) with Panacea Life Sciences, Inc., (“Panacea”) a seed to sale CBD company, and the stockholders of Panacea. Pursuant to the Exchange Agreement, the former Panacea stockholders assumed majority control of the Company and all operations are now operated by Panacea, which as a result of the share exchange became a wholly-owned subsidiary of the Company. (See Note 10 – Exchange Agreement).

On March 11, 2019, we acquired a 50.1% limited liability membership interest in Exactus One World, LLC (“EOW”), an entity we formed on January 25, 2019. During 2019 EOW leased approximately 200 acres of farmland in southwest Oregon. We disposed of EOW on June 30, 2021 for nominal consideration. The purchaser also agreed to indemnify us for any liabilities associated with any outstanding lease payments. The subsidiary and liability were removed from the Company’s records.

Following the share exchange, the Company operates in one segment with a focus on developing and producing high-quality, medically relevant, legal, hemp-derived cannabinoid products for consumers and pets.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The Company’s unaudited condensed consolidated financial statements include the financial statements of Panacea, a wholly owned subsidiary acquired on June 30, 2021. The merger is accounted for as a reverse acquisition and capitalization in accordance with the Financial Accounting Standards Board (ASC 805, Business Combinations). Management evaluated the guidance contained in ASC 805 with respect to the identification of the acquirer in the merger and concluded, based on a consideration of the pertinent facts and circumstances, that Panacea acquired Exactus for financial accounting purposes.

Pursuant to the Exchange Agreement, this merger was accounted for as a reverse recapitalization under US GAAP. Under this method of accounting, Exactus is treated as the “acquired” company for financial reporting purposes (the “Merger”). This determination is primarily based on Panacea stockholders comprising a relative majority of the voting power of the Company and having the ability to nominate the members of the board of directors of the Company after the Merger, Panacea’s operations prior to the Merger comprising the only ongoing operations of the Company following the Merger, and Panacea’s senior management prior to the Merger comprising a majority of the senior management of the Company following the Merger. Accordingly, for accounting purposes, the financial statements of the Company represent a continuation of the financial statements of Panacea with the Merger being treated as the equivalent of Panacea issuing stock for the net assets of Exactus, accompanied by a recapitalization whereby no goodwill or other intangible assets are recorded. Transactions and balances prior to the Merger are those of Panacea. The shares and net loss per share available to holders of Panacea’s common stock prior to the Merger have been retroactively restated as shares reflecting the exchange ratio established in the Exchange Agreement.

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial information, which includes consolidated unaudited interim financial statements and present the consolidated unaudited interim financial statements of the Company and its wholly-owned subsidiary as of June 30, 2021. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. All intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, stockholders’ equity (deficit) and cash flows as of June 30, 2021, and 2020, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Operating results for the three and six months ended June 30, 2021 and 2020 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2021. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The balance sheet contains an unaudited balance sheet of Panacea as of December 31, 2020 since the audited financial statements of Panacea are not available as of the date of filing this Report. Following completion of the audit, the Company will file a Report on Form 10-Q/A to include the audited balance sheet.

Going concern

These unaudited condensed consolidated financial statements are presented on the basis that the Company will continue as a going concern. Panacea has combined with Exactus, so the below items reflect the combined company. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since our inception in 2018, we have generated losses from operations. As of June 30, 2021, our accumulated deficit was $11.2 million, and we had $6.1 million in cash and liquid stock. As of June 30, 2021 the shares of common stock we hold in 22nd Century Group, Inc. (NASDAQ:XXII) (“XXII”) was valued at approximately $6.0 million. The XXII stock is pledged to secure a $4,062,713 promissory note in favor of Quintel-MC, Incorporated (“Quintel”) and a $1,624,000 promissory note in favor of Leslie Buttorff, CEO of the Company. Quintel-MC, Inc. is wholly owned company of the CEO. These items are shown on the balance sheet as related party loans. The current plan with respect to the XXII stock is to hold this stock during the short-term pending XXII’s application for MRTP FDA approval. These factors raise doubt about the Company’s ability to continue as a going concern for a period of 12 months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve or maintain profitable operations or become cash flow positive or raise additional debt and/or equity capital. In addition, due to insufficient revenue, we will need to obtain further funding through public or private equity offerings, debt financing, collaboration arrangements or other sources in order to maintain active business operations. We currently do not have sufficient cash flow to pay our ongoing financial obligations on a consistent basis. The issuance of any additional shares of Common Stock, preferred stock or convertible securities could be substantially dilutive to our shareholders. In addition, adequate additional funding may not be available to us on acceptable terms, or at all. These unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

COVID-19

The COVID-19 pandemic has resulted in a global slowdown of economic activity which is likely to continue to reduce the future demand for a broad variety of goods and services, while also disrupting sales channels, marketing activities and supply chains for an unknown period of time until the virus is fully contained. The Company’s business operations have been negatively impacted by the COVID-19 pandemic and related events and the Company expects this impact on its revenue and results of operations, the size and duration of which is currently difficult to predict. The impact to date has included a decline in CBD product and sales demand. In 2020, the Company (Panacea) invested in personal protective equipment (PPE) materials to sell hand sanitizers, testing kits and masks. The Company plans to sell existing PPE inventory, but does not intend to continue to sell these products past 2023, particularly if the pandemic has subsided by such time. In addition, federal stimulus funding in the U.S. and other macroeconomic factors have resulted in rising inflation rates which may adversely impact the demand for our products by reducing consumer spending and/or requiring us to raise our prices. Although the Company is unable to predict the full impact and duration of COVID-19 on its business, the Company is actively managing its financial expenditures in response to the current uncertainty.

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

Marketable securities

The Company’s marketable securities consists of 1,297,017 shares of XXII which are classified as available-for-sale and included in current assets as they are pledged to secure two promissory notes (see Note 2 – Going Concern). Securities are valued based on market prices for similar assets using third party certified pricing sources. Available-for-sale securities are carried at fair value with unrealized and realized gains and losses reported as a component of profit and income (loss).  Realized gains and losses, if any, are calculated on the specific identification method and are included in other income in the condensed consolidated statements of operations.

Use of Estimates

The Unaudited Condensed Consolidated Financial Statements have been prepared in conformity with US GAAP and required management of the Company to make estimates and assumptions in preparation of these statements. Actual results may differ significantly from those estimates. Significant estimates made by management include but are not limited to the useful life of property and equipment, incremental borrowing rate used in the calculation of right of use asset and lease liability, inventory, accounts receivable, revenue allocations, assumptions used in assessing impairment of long-term assets, and fair value of non-cash equity transactions.

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

Revenue Recognition

The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers.

The Company accounts for a contract when it has been approved and committed to, each party’s rights regarding the goods or services to be transferred have been identified, the payment terms have been identified, the contract has commercial substance, and collectability is probable. Revenue is generally recognized net of allowances for returns and any taxes collected from customers and subsequently remitted to governmental authorities. However, the Company’s sales are primarily through retail stores, purchase orders or ecommerce; thus currently contract liabilities are negligible. We do not have any new customer contracts in 2021. The Company does not have any multiple-element arrangements.

In 2020 and 2021 the Company had significant revenues from new product lines created for COVID related requirements (49% of total revenue in 2020). We were able to use our same equipment used for CBD production for ethanol-based hand sanitizer products and our fulfillment center to distribute other products. We anticipate that this revenue stream with continue throughout 2021 and 2022, but it is not a long-term focus for the Company.

Company’s accounts receivable policy changed in 2020 to only provide larger, well established companies with Net 30 payment terms. For all other sales it is credit card or wires received before the product is shipped to the customer.

Segment Information

The Company follows the provisions of ASC 280-10 Segment Reporting. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. The Company and its chief operating decision makers determined that the Company’s operations consist of one segment.

Earnings per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, “Earnings per Share”. Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if preferred stock converted to common stock and warrants are exercised. Preferred stock and warrants are excluded from the diluted earnings per share calculation if their effect is anti-dilutive.

The Business Combination on June 21, 2021 was accounted for as a recapitalization of equity structure. Pursuant to GAAP, the Company retrospectively recasted the weighted-average shares included within its condensed consolidated statements of operations for the three and six months ended June 30, 2021 and June 30, 2020. The basic and diluted weighted-average Panacea ordinary shares are retroactively converted to shares of the Company’s common stock to conform to the recasted condensed consolidated statements of stockholders’ equity (deficit).

The following financial instruments were included. In some periods the diluted loss per share was calculated because the effect was anti-dilutive:

	2021	2020
Warrants to purchase common stock	9,627,915	502,915
Series C-1 Convertible Preferred stock	-	196,093
Series C-2 Convertible Preferred stock	40,117,648	-
Convertible notes	2,392,631	4,048,583
Total	52,138,194	4,747,591

The basic earnings per share include 597,005,155 and 473,639,756 shares of common stock issuable on June 30, 2021 and 2020, respectively.

The diluted earnings per share include 747,095,264 and 613,142,865 shares of common stock issuable on June 30, 2021 and 2020, respectively.

Recently Issued Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), Accounting for Convertible Instruments and Contract’s in an Entity’s Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU simplifies the diluted net income per share calculation in certain areas. The ASU is effective for annual and interim periods beginning after December 31, 2021, and early adoption is permitted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is currently evaluating the impact that this new guidance will have on its consolidated financial statements.

In May 2021, the Financial Accounting Standards Board (“FASB”) issued ASU 2021-04 “Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation— Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815- 40) Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options” which clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. An entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as follows: i) for a modification or an exchange that is a part of or directly related to a modification or an exchange of an existing debt instrument or line-of-credit or revolving-debt arrangements (hereinafter, referred to as a “debt” or “debt instrument”), as the difference between the fair value of the modified or exchanged written call option and the fair value of that written call option immediately before it is modified or exchanged; ii) for all other modifications or exchanges, as the excess, if any, of the fair value of the modified or exchanged written call option over the fair value of that written call option immediately before it is modified or exchanged. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

Property and Equipment, net

Property and equipment, net including any major improvements, are recorded at historical cost. The cost of repairs and maintenance is charged against operations as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, generally as follows:

Estimated Life
Computers and technological assets	3 – 5 Years
Furniture and fixtures	3 – 5 Years
Machinery and equipment	5 – 10 Years
Leasehold improvement	10 Years

Intangible Assets and Goodwill

The Company has intangible assets. Goodwill is comprised of the purchase price of business combinations in excess of the fair market value assigned at acquisition to the tangible and intangible assets acquired. Goodwill is not amortized. The Company tests goodwill for impairment on an annual basis. The Company performed its most recent goodwill impairment using a discounted cash flow analysis and found that the fair value exceeded the carrying value. It has $2.530 million of goodwill from the acquisition of the assets of Phoenix Life Sciences, Inc. in October 2017 and intangible assets of $0.921 million as of June 30, 2021 and $0.123 million for as of December 31, 2020. In the acquisition of Phoenix, the Company acquired product formulas which is classified as an intangible asset.

NOTE 3 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	June 30,	December 31,
	2021	2020
Computers and technological assets	$3,310,025	$2,993,626
Furniture and fixtures	55,951	55,951
Machinery and equipment	7,611,042	8,567,298
Land	92,222	2,293,472
Assets Under Construction	-	743,377
Leasehold Improvements	1,508,915	1,508,915
	12,578,155	16,162,639
Less accumulated depreciation	(3,076,710)	(2,491,740)
	$9,501,445	$13,670,899

NOTE 4 – INVENTORY

Inventory consists of the following components:

	6/30/21	12/31/20
Raw Material	1,053,150.53	991,522.77
Semi Finished	1,226,593.34	1,372,950.23
Finished	1,971,521.80	6,018,529.89
Packaging	16,280.69	20,937.84
Trading	5,792.91	5,792.91
Total	4,273,339.27	8,409,733.64

Inventories are stated at lower of cost or net realizable value using the standard costing method for its work in process and finished goods. For its raw materials, trading goods, and packaging supplies, the Company utilizes the moving average method for costing purposes and FIFO.

NOTE 5 – RELATED PARTY OPERATING LEASE RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

Right of Use Assets

The Company adopted Accounting Standards Update (“ASU”) No. 2016-02, “Leases” (“ASC 842”) on January 1, 2019, the start of our 2019 fiscal year, and utilized the transition method allowed. The Company has a lease arrangements for certain equipment and facilities. The Company’s lease arrangements may contain both lease and non-lease components. The Company has elected to combine and account for lease and non-lease components as a single lease component. The Company has incorporated residual value obligations in leases for which there is such occurrences. Regarding short-term leases, ASC 842-10-25-2 permits an entity to make a policy election not to apply the recognition requirements of ASC 842 to Short-term leases. The Company has elected not to apply the ASC 842 recognition criteria to any leases that qualify as Short-Term Leases.

The Company, as of January 1, 2019, leases a portion of the laboratory property (formerly the Environmental Protection Agency building) in Golden, CO. The lease of the property is based on the fair market rent and triple net lease (NNN) values competitive in the marketplace for a cGMP facility. Below is a summary of our right of use assets and liabilities as of June 30, 2021.

Right-of-use assets	$209,315

Total lease liability obligations	$219,459
Weighted-average remaining lease term (Ends December 31, 2021)	0.5 year

Weighted-average discount rate	6.0%

During the three and six months ended June 30, 2021, we recognized approximately $111,661 and $223,322, respectively in operating lease costs. Operating lease costs are included in operating expenses in our consolidated statement of operations.

During the three and six months ended June 30, 2020, we recognized approximately $106,586 and $213,171, respectively in operating lease costs. Operating lease costs are included in operating expenses in our consolidated statement of operations.

Approximate future minimum lease payments for our right of use assets over the remaining lease periods as of June 30, 2021, are as follows:

Maturity of operating lease liabilities for the following fiscal years:

2021	$223,322
2022	—
2023	—
2024	—
2025	—
Thereafter	—
Total undiscounted operating lease payments	$223,322
Less: Imputed interest	(3,863)
Present value of operating lease liabilities	$219,459

NOTE 6 – NOTES PAYABLE

The Company’s debt obligations are summarized as follows. The December 31, 2020, numbers reflect the pre-merger Panacea debt, while the June 30, 2021, now include the Panacea debts, as well as Exactus’.

U.S. Small Business Administration Loan

On May 28, 2020, the Company received a secured, 30-year, Economic Injury Disaster Loan in the amount of $99,100 from the U.S. Small Business Administration. The loan carries interest at a rate of 3.75% per year, requires monthly payments of principal and interest, and matures in 30 years. Installment payments, including principal and interest, of $483 monthly, will begin 12 months from the date of the promissory Note. The SBA loan is secured by a security interest in the Company’s tangible and intangible assets. The loan proceeds are to be used as working capital to alleviate economic injury caused by the Covid-19 disaster occurring in the month of January 31, 2020 and continuing thereafter. As of June 30, 2021 the current principal balance of this note amounted to $236,410 and accrued interest was approximately $2,047.

Paycheck Protection Program Funding

On May 22, 2020, the Exactus Company received federal funding in the amount of $236,410 through the Paycheck Protection Program (the “PPP”). PPP funds have certain restrictions on use of the funding proceeds, and generally must be repaid within two years at 1% interest. The PPP loan may, under circumstances, be forgiven. There shall be no payment due by the Company during the six months period beginning on the date of this note (“Deferral Period”). Commencing one month after the expiration of the Deferral Period, the Company shall pay the lender monthly payments of principal and interest, each in equal amount required to fully amortize by the maturity date. If a payment on this note is more than ten days late, the lender shall charge a late fee of up to 5% of the unpaid portion of the regularly scheduled payment. The full amount of the PPP loan and accrued interest was forgiven on May 20, 2021 and written off. It was recorded as a forgiveness of loan in the Company’s profit and loss statement as other income.

In April 2021, the Exactus Company borrowed a “second draw” loan of $236,410 under the PPP, as expanded pursuant to subsequent legislation, for which the Company expects to receive a forgiveness decision in the third quarter of the fiscal year ending December 31, 2021. The unforgiven portion, if any, will bear interest at a rate of 1% and mature on April 21, 2026.

Regarding Panacea Life Sciences, Inc.’s (PLS) Small Business Administration (SBA) loans, PLS received the PPP first draw loan in the amount of $273,300.00 on April 29, 2020. All funds were used to cover payroll expenses. The first draw loan, including any accrued interest, was officially forgiven by the SBA and the respective lending bank, FirstBank, on March 3, 2021. On January 28, 2021, PLS received the PPP second draw loan in the amount of $243,041.00; the second draw loan was forgiven on June 28, 2021.

PLS’s accounting treatment of the PPP loans and forgiveness follows best practice from the AICPA and accounted for the loan as a financial liability in accordance with FASB ASC 470 and accrue interest in accordance with the interest method under FASB ASC 835-30. The full amount of the PPP loan and accrued interest was forgiven on June 28, 2021 and written off. It was recorded as a forgiveness of loan in the Company’s profit and loss statement as other income.

Notes payable – related party

On June 30, 2021 Panacea received a loan from Quintel-MC Incorporated, an affiliate of the Company’s CEO, in exchange for a 12% demand promissory note for $4,062,714 with a maturity date of December, 2023 (the “Quintel Note”).  The Quintel Note was secured by a pledge of certain XXII common stock owned by Panacea (See Note 2 Going concern).

On June 30, 2021, Panacea issued the Company’s CEO, Ms. Buttorff, a 10% promissory note in the amount of $1,624,000 with a maturity date of December 31, 2022 (the “Buttorff Note”). The Buttorff Note was secured by a pledge of certain XXII common stock owned by Panacea (See Note 2 Going concern). This demand note replaced a prior working capital note that Panacea had issued on January 1, 2021. The Company issued Ms. Buttorff an additional line of credit note of $1,000,000 on June 30, 2021 which matures January 31, 2022.

During October 2019, the Company issued a short-term promissory note to an officer of Exactus, for an aggregate principal amount of $55,556. The note originally became due and payable between October 18, 2019 and December 16, 2019 and bore interest at a rate of twelve 12% per annum prior to the maturity date, and 18% per annum if unpaid following the maturity date. The current interest rate is 18%. The note is an unsecured obligation of the Company. The notes carry a 10% original issue discount of $5,556 which has been amortized and recorded in interest expense on the accompanying condensed consolidated statements of operations. As of June 30, 2021, the principal balance under the note was $55,556. The Company will pay this note off in the 3rd Q.

During February 2021, the Company entered a short-term promissory note for principal amount of $20,000 with a stockholder of the Company. The note is payable on demand and bears interest at a rate of 8% per annum. The note is unsecured obligation of the Company. As of June 30, 2021, the principal balance of this note amounted to $20,000 and accrued interest was $533.

Notes payable is summarized as follows. We expect the final PPP loan to be forgiven in the 3rd Quarter. The SBA is a 30-year loan, but we plan to pay off this loan in 2021. The rest of the loans do not have a maturity date assigned to them and are payable upon demand.

	June 30, 2021	December 31, 2020
Notes payable - related party (1)	$4,062,713	$9,258,400
Notes payable – related party (2)	1,685,685	151,500
Notes payable - related party (4)	55,556	116,668
Total related party notes	5,803,954	9,526,568
PPP loans (3)	236,410	921,133
Notes payable (4)	20,533	-
SBA loan (4)	99,100	50,250
Total notes payable	6,159,997	10,497,951

Other liability—Related Party	June 30, 2021	December 31, 2020
Notes Payable -Related Party (Software and Building Modifications)	3,042,638	2,698,659

(1)	Payable to Quintel. Amount agreed to carry forward in reverse merger transaction.
(2)	Payable to CEO, secured by XXII common stock.
(3)	the PPP loans include both Exactus and Panacea loans.
(4)	Liability from Exactus

In the three months ended June 30, 2021, the Company issued 2,009,616 shares of common stock to certain vendors and other claimants to settle certain outstanding obligations and litigation totaling $322,000. In addition, following the reverse split, we agreed to issue 33,929 shares (on a post-split basis) in satisfaction of $13,000 of liabilities.

NOTE 7 - STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock

The Company’s authorized common stock consists of 650,000,000 shares with a par value of $0.0001 per share. On June 30, 2021 the reverse exchange ratio was agreed to be 19.87827846550750.

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

On June 30, 2021 the Company’s stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the issuance of incentive awards in the form of non-qualified and incentive stock options, restricted stock awards, restricted stock unit awards, warrants and preferred stock. The awards may be granted by the Company’s Board of Directors to its employees, directors and officers and to consultants, agents, advisors and independent contractors who provide services to the Company or to a subsidiary of the Company. The exercise price for stock options must not be less than the fair market value of the underlying shares on the date of grant. The incentive awards shall either be fully vested and exercisable from the date of grant or shall vest and become exercisable in such installments as the Board of Directors or Compensation Committee may specify. Stock options expire no later than ten years from the date of grant. The aggregate number of shares of common stock which may be issued pursuant to the Plan is 113,383,460 (without giving effect to the 1-for-28 reverse stock split described below). Unless sooner terminated, the Plan shall terminate in 10 years.

In connection with the Panacea share exchange, on June 30, 2021 the Board of Directors granted a total of 9,506,616 stock options under the 2021 Plan to Panacea employees and service providers. On June 30, 2021 the Board of Directors also granted a total of 1,650,000 stock options and 500,000 shares of restricted stock, to certain of the Company’s former and current directors and service providers. Each of the stock option awards described above have an exercise price of $0.10 per share, have a term of five years, with one-half vesting upon a reverse stock split of the Company’s common stock with the remainder vesting on June 30, 2022, subject to continued employment with the Company. Further, on June 30, 2021 the Board of Directors also granted a total of 2,959,616 shares of common stock under the 2021 Plan to certain service providers, vendors and litigation parties in the settlement of certain outstanding obligations. These amounts are subject to the contemplated reverse stock split which is subject to regulatory compliance.

On January 22, 2021, the Company granted 11,000,000 two-year options exercisable at $0.025 per share to certain officers and directors, including 3,500,000 options to Larry Wert who remains a director. Subsequently, at a meeting on March 31, 2021 several directors reviewed the January grants to three of the insiders and sought to negate their option awards in order to achieve two stated goals: to allow the directors to vote a sufficient number of shares required to approve a matter purportedly requiring additional votes to achieve a majority under Nevada law, and to correct an alleged mistake in the January action which was claimed to have unintentionally awarded options instead shares of common stock.  The directors present thereupon purported to grant three directors a total of 10,000,000 shares to Alvaro Alberttis, Larry Wert, Julian Pittam and to make a new award to director John Price and directed the Company’s transfer agent to issue such shares.  The effectiveness of the March 31, 2021 board action is currently under review and may ultimately be determined to have been ineffective as a matter of law.  However, the number of shares outstanding reported at June 30, 2021 as set forth in this Quarterly Report on Form 10-Q and subsequent reports includes such shares until the investigation is completed. This was accounted for previously in the March 31, 2021 10Q filing.

The Company has 7,251,749 stock options at a weighted average price of $0.13 with 5,220,499 vested and exercisable at $0.17. There were no changes in these numbers since the March 31, 2021 filing.

	Number of shares subject options	Wighted average exercise price per share	Weighted average remaining contractual life	Aggregate intrinsic value
Balance at December 31, 2020	3,751,749	$0.23	8.00
Options granted	3,500,000	$0.03	1.56
Options exercised	(1,000,000)	$0.10
Options cancelled/ expired	(750,000)	$0.32
Balance at June 30, 2021	5,501,749	$0.15	4.16	262,500
Vested and exercisab le at June 30, 2021	5,501,749	$0.15	4.16	262,500

Common Stock Warrants

As of June 30, 2021 and December 31, 2020, there were 1,578,549 common stock warrants outstanding with a weighted average exercise price of $0.49.

Exactus, Inc.

Warrants Schedule

6/30/21

			Post split	Post split				Post split
	Grant		Exercise	Balance			Forfeited	Balance
Name	Date	Expire	Price	12/31/2019	Granted	Converted	Cancelled	12/31/20
Millennium Park Capital	3/21/19	3/21/24	5.6	20,125,000	-	-	-	20,125,000
Millennium Park Capital	11/13/19	11/13/24	19.6	14,000,000	-	-	-	14,000,000
3i, LP /Obsidian	11/27/19	11/27/21	21.28	7,717,136	-	-	-	7,717,136
Alliance Global	11/27/19	11/27/23	22.12	2,357,236	-	-	-	2,357,236
Total				57,800,372	-	-	(13,601,000)	1,578,549

Preferred Stock

The Company’s authorized preferred stock consists of 50,000,000 shares with a par value of $0.0001.

In connection with our acquisition of Panacea on June 30, 2021, we issued convertible preferred stock to our new principal shareholder and Chief Executive Officer (and her affiliates) as follows:

1,000,000 shares of Series C Convertible Preferred Stock (the “Series C”) 10,000 shares of Series C-1 Convertible Preferred Stock (the “Series C-1”) and 10,000 shares of Series D Convertible Preferred Stock (the “Series D”), which together convert into approximately 17.8% of the Company’s common stock outstanding as of that date. The Series C has a liquidation preference of $6.046 per share, is convertible at the rate of 64.098 shares of common stock per share and through December 31, 2023 has the option to participate in the recovery by the Company of certain assets. In order to avail herself of the rights, the holder can cause the Company to use the cash generated by the assets and repurchase Series C at a price equal to the liquidation preference per share, subject to the Company maintaining an agreed upon level of net assets. The Series C-1 has a liquidation preference of $281.25 per share and is convertible at the rate of 2,981.7418 shares of common stock for each share of Series C-1. The Series D has a liquidation preference of $430 per share and is convertible into common stock at the rate of 4,558.7519 shares of common stock per share. The Series C, C-1 and D also vote on an as converted basis.

In addition, the Company entered into an exchange agreement with an investor and filed with the Secretary of State of the State of Nevada a Certificate of Designation of Preferences, Rights and Limitations for Series A Preferred stock under which the Note in the original principal amount of $750,000 would be exchanged for 500 shares of a new series of our preferred stock designated 0% Series A Convertible Preferred Stock (the “Series A Preferred”) with a stated value of $1,000 per share (the “Stated Value”).

The Company authorized the issuance of a total of 1,000 shares of Series A Preferred for issuance. Each share of Series A Preferred is convertible at the option of the holder, into that number of shares of our common stock (subject to certain limitations on beneficial ownership) determined by dividing the Stated Value by $0.05 per share (the “Conversion Price”), subject to adjustment in the event of stock dividends, stock splits, stock combinations, reclassifications or similar transactions that proportionately decrease or increase the common stock. During the quarter ended June 30, 2021, the investor converted 50 shares of Series A Preferred stock into 1,000,000 shares of common stock

The Company is prohibited from effecting the conversion of the Series A Preferred to the extent that, as a result of such conversion, the holder beneficially owns more than 4.99% (which may be increased to 9.99% upon 61 days’ written notice to the Company), in the aggregate, of the issued and outstanding shares of the common stock calculated immediately after giving effect to the issuance of shares of common stock upon the conversion of the Series A Preferred. Holders of the Series A Preferred are entitled to vote on all matters submitted to the Company’s stockholders and are entitled to the number of votes equal to the number of shares of common stock into which the shares of Series A Preferred stock are convertible, subject to applicable beneficial ownership limitations. The Series A Preferred stock provides a liquidation preference equal to the Stated Value, plus any accrued and unpaid dividends, fees or liquidated damages.

The Series A Preferred can be redeemed at the Company’s option upon payment of a redemption premium between 120% to 135% of the Stated Value of the outstanding Series A Preferred redeemed.

On February 16, 2021 the Company offered to our prior Series A Preferred stock holder enhanced conversion inducements to voluntarily convert the preferred shares into our common stock and filed a Certificate of Cancellation and Withdrawal with the Secretary of State of the State of Nevada cancelling our prior Certificate of Designation of Preferences, Rights and Limitations for Series A Preferred stock, all of which has been converted to common stock, in order to issue the new 0% Series A Preferred stock described herein.

On April 7, 2021 the Company filed a Certificate of Cancellation and Withdrawal with the Secretary of State of the State of Nevada cancelling our prior Certificate of Designation of Preferences, Rights and Limitations for the previous Series C Preferred Stock, all of which has been cancelled or converted into common stock.

On February 16, 2021, the Company offered to holders of our prior Series D Preferred Stock holder(s) enhanced inducements to voluntarily convert preferred shares into our common stock.

On April 7, 2021 the Company filed a Certificate of Cancellation and Withdrawal with the Secretary of State of the State of Nevada cancelling our prior Certificate of Designation of Preferences, Rights and Limitations for the previous Series D Preferred Stock, all of which has been cancelled or converted into common stock.

During the quarter ended June 30, 2021 the Company withdrew its prior Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock and issued shares of newly designated Series C, Series C-1 and Series D to former Panacea stockholders pursuant to the Exchange Agreement.

EXACTUS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) PREFERRED

(unaudited)

	Three Months Ended June 30, 2021
	Preferred Stock Convertible - Series A Shares		Preferred Stock Series B-1 Shares		Preferred Stock Series B-2 Shares		Preferred Stock Series C Shares		Preferred Stock Series C-1 Shares		Preferred Stock Series D Shares		TOTAL PREFERRED STOCK
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of March 31, 2021	-	$-	-	$-	-	$-	1,000,000	$100	10,000	$1	10,000	$1	1,020,000	$102
Shares issued for acquisition	450	-	1,500,000	150	6,000,000	600	-	-	-	-	-	-	7,500,450	$750
Balance as of June 30, 2021	450	$-	1,500,000	$150	6,000,000	$600	1,000,000	$100	10,000	$1	10,000	$1	8,520,450	$852

	Six Months Ended June 30, 2021
	Preferred Stock Convertible - Series A Shares		Preferred Stock Series B-1 Shares		Preferred Stock Series B-2 Shares		Preferred Stock Series C Shares		Preferred Stock Series C-1 Shares		Preferred Stock Series D Shares		TOTAL PREFERRED STOCK
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	-	$-	-	$-	-	$-	1,000,000	$100	10,000	$1	10,000	$1	1,020,000	$102
Shares issued for acquisition	450	-	1,500,000	150	6,000,000	600	-	-	-	-	-	-	7,500,450	$750
Balance as of June 30, 2021	450	$-	1,500,000	$150	6,000,000	$600	1,000,000	$100	10,000	$1	10,000	$1	8,520,450	$852

	Three Months Ended June 30, 2020
	Preferred Stock Convertible - Series A Shares		Preferred Stock Series B-1 Shares		Preferred Stock Series B-2 Shares		Preferred Stock Series C Shares		Preferred Stock Series C-1 Shares		Preferred Stock Series D Shares		TOTAL PREFERRED STOCK
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of March 31, 2020	-	$-	-	$-	-	$-	1,000,000	$100	10,000	$1	10,000	$1	1,020,000	$102
Shares issued for acquisition	-	-	-	-	-	-	-	-	-	-	-	-	-	$-
Balance as of June 30, 2020	-	$-	-	$-	-	$-	1,000,000	$100	10,000	$1	10,000	$1	1,020,000	$102

	Six Months Ended June 30, 2020
	Preferred Stock Convertible - Series A Shares		Preferred Stock Series B-1 Shares		Preferred Stock Series B-2 Shares		Preferred Stock Series C Shares		Preferred Stock Series C-1 Shares		Preferred Stock Series D Shares		TOTAL PREFERRED STOCK
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	-	$-	-	$-	-	$-	1,000,000	$100	10,000	$1	10,000	$1	1,020,000	$102
Shares issued for acquisition	-	-	-	-	-	-	-	-	-	-	-	-	-	$-
Balance as of June 30, 2020	-	$-	-	$-	-	$-	1,000,000	$100	10,000	$1	10,000	$1	1,020,000	$102

Note: Exactus Series C, D and E were extinguished in June, 2021

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Legal Matters

In the ordinary course of business, the Company enters into agreements with third parties that include indemnification provisions which, in its judgment, are normal and customary for companies in the Company’s industry sector. These agreements are typically with business partners, and suppliers. Pursuant to these agreements, the Company generally agrees to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to the Company’s products, use of such products, or other actions taken or omitted by us. The maximum potential number of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, the Company has no liabilities recorded for these provisions as of June 30, 2021.

The Company has no concentration of vendors nor customers that would impact revenue or production costs. The Company has no contingencies, material commitments, or purchase obligations or sales obligations.

As a result of our acquisition of Panacea, the Company is now involved in the following pending litigation:

On February 16, 2021, Henley Group, Inc. filed with the Superior Court of the State of California, San Bernardino County, a complaint (Case #: SIV SB 2105771) against Panacea for breach of contract and fraud related to Panacea’s non-delivery of product. While Panacea refunded the purchase price, the plaintiff seeks damages including lost profits and costs which plaintiff alleged to have incurred in the amount of approximately $45,000 as well as lost profits from expected future contracts with a prospective third-party buyer which plaintiff alleged to be $720,000. The plaintiff also seeks attorney’s fees and costs, consequential damages and punitive damages. Panacea attorney has submitted counterclaims and believes this complaint is frivolous.

Executive Employment Agreement

On June 30, 2021 the Company entered into an Employment Agreement with Leslie Buttorff pursuant to which Ms. Buttorff serves as the Company’s Chief Executive Officer for an initial term of July 1, 2021 to June 30, 2024 (the “Employment Agreement). Under her Employment Agreement, Ms. Buttorff receives an annual base salary of $380,000. Ms. Buttorff is also entitled to receive (i) a sales commission of 2% of revenue from sales generated by Ms. Buttorff after revenue exceeds $500,000 for three consecutive months, (ii) an award of $2.2 million of shares of common stock upon approval of the Company’s common stock for listing on The Nasdaq Capital Market prior to expiration of the term of the Employment Agreement, and (iii) an annual cash performance bonus of up to 100% of her base salary based on the achievement of performance metrics for the applicable fiscal year to be set by the Board of Directors.

Under her Employment Agreement, she is entitled to severance payments under termination provisions which are intended to comply with Section 409A of the Internal Revenue Code of 1986, or the Code, and the Regulations thereunder.

In the event of termination by the Company without “cause” or resignation by Ms. Buttorff for “good reason,” Ms. Buttorff is entitled to receive two years’ base salary, or $780,000, all unreimbursed business expenses and other accrued but unpaid compensation, and any annual bonus earned but not yet paid for any fiscal year ending prior to the fiscal year in which the date of termination occurs. In addition, in the event of termination by the Company without “cause,” subject to execution of a general release Ms. Buttorff will be entitled to (i) a settlement amount equal to another two years’ base salary (or a total of $1,560,000) and (ii) an amount equal to the annual bonus which Ms. Buttorff would have been entitled to receive in respect of the year of termination based on the achievement of any performance objectives for the Company.

Generally, “good reason” is defined as (i) any material breach of the Employment Agreement by the Company, (ii) the Company’s assignment of Ms. Buttorff to a position that has materially less authority, status, or functional responsibility than the position with the Company as of the commencement date, or the assignment to her of duties that are not those of an executive at the management level, (iii) the reduction of Ms. Buttorff’s base salary, (iv) the requirement that Ms. Buttorff move her primary place of employment more than 30 miles from her initial place of employment, or (v) upon any change of control event as defined in Treasury Regulation Section 1.409A-3(i)(5) provided that within 12 months of the change of control event the Company terminates Ms. Buttorff or fails to obtain an agreement from any successor to perform the Employment Agreement.

Under the terms of her Employment Agreement, Ms. Buttorff is subject to non-competition and non-solicitation covenants during the term of her employment and following termination of employment with the Company. The Employment Agreement also contains customary confidentiality and non-disparagement covenants.

NOTE 9 - RELATED PARTY TRANSACTIONS

Notes Payable and Accrued Interest – Related Parties

On June 30, 2021 Panacea received a loan of from Quintel-MC Incorporated, an affiliate of the Company’s CEO in exchange for the Quintel Note. (see Note 6 – Notes Payable — Quintel Note).

On June 30, 2021, Panacea issued the Company’s CEO, Ms. Buttorff, a 10% promissory note in the amount of $1,624,000 secured by a pledge of certain XXII common stock owned by Panacea (see Note 6 – Notes Payable — Buttorff Note and Note 2 Going concern).

On June 30, 2021, the Company issued Ms. Buttorff a $1 million line of credit note (see Note 6 – Notes Payable — Buttorff Note).

During October 2019, the Company issued a short-term promissory notes to an officer of Exactus, for an aggregate principal amount of $55,556.

J&N related party—See Note 10 Exchange Agreement and Note 5 Operating lease.

Services Agreement, dated January 1, 2019, by and between the Company and Quintel, with respect to IT, HR, accounting/periodic reporting, production planning, and employee reporting services. See also Schedule 3.10;

Master Agreement, dated January 1, 2019, by and between the Company and Quintel/Canna Software, LLC for the provision of the ERPCannabis solution. See also Schedule 3.10;

Other

The Company continues to hold 1,297,000 shares of XXII stock which is available for trading. XXII recently moved from the NYSE to NASDAQ. As of June 30, 2021 XXII is a common shareholder of the company. See Note 10 for additional details related to XXII resolution.

NOTE 10 – EXCHANGE AGREEMENT between Exactus, Inc. and Panacea Life Sciences, Inc.

On June 30, 2021, the Company acquired Panacea pursuant to the Exchange Agreement with the shareholders of Panacea including its founder Leslie Buttorff and 22nd Century Group, Inc., (“XXII”), a principal investor. Panacea, which was founded by Leslie Buttorff in 2017 as a woman-owned business, attracted $14 million in investment ($7M convertible debt, $2M in XXII stock and $5M in cash) from XXII (NASDAQ) during 2019, a leading plant biotechnology company focused on technology to decrease nicotine in tobacco plants also uses its expertise for genetic engineering of hemp plants to modify cannabinoid levels used in manufacturing CBD, CBG and CBN. Following the closing, XXII owns approximately 11.6% stake in the combined companies on a fully diluted basis.

Shares Issuances

Pursuant to the Exchange Agreement, on June 30, 2021 the Company issued a total of 473,639,756 shares of common stock, 1,000,000 shares of Series C convertible into 64,098,172 shares of common stock, 10,000 shares of Series C-1 convertible into 29,817,418 shares of common stock and 10,000 shares of Series D convertible into 45,587,519 shares of common stock to the former Panacea stockholders, in exchange for one-hundred (100%) percent of the shares of capital stock of Panacea. On a fully diluted basis, Ms. Buttorff beneficially owns approximately 62% of outstanding Common Stock consisting of the Common Stock issuable upon conversion preferred shares and shares of Common Stock. The Company intends to change its name to Panacea Life Sciences Holdings, Inc., subject to regulatory compliance.

On June 29, 2021 the Company filed with the Secretary of State of the State of Nevada three new series of preferred stock (“Preferred Stock”) designated as Series C Convertible Preferred Stock, Series C-1 Preferred Stock and Series D Preferred Stock and authorized the filing of a Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock, Series C-1 Convertible Preferred Stock and Series D Convertible Preferred Stock in the State of Nevada. The Board designated for issuance 1,000,000, 10,000 and 10,000 shares, respectively, for issuance. Each share of Preferred Stock is convertible into shares of the Company’s Common Stock as provided in the Certificate of Designation, therefore. These are reflected in the Equity sections of the balance sheet for June 30, 2021.

On June 28, 2021, the Board approved and adopted, subject to shareholder approval on or prior to June 28, 2022, the Company’s 2021 Equity Incentive Plan (the “2021 Plan”). On July 1, 2021, the 2021 Plan was approved by the shareholders holding a majority of the capital stock of the Company. The 2021 Plan authorizes the issuance of up to 113,383,460 shares of the Common Stock upon, subject to adjustment as described in the 2021 Plan.

Also, on June 30, 2021, Panacea and XXII agreed to dissolve their business relationship. In terms of the agreement the following transactions occurred in consideration for the XXII investment in Panacea of $14M. The below four items explain how the $14M was accounted for.

1.	XXII Series B Preferred ($7,000,000) converted to Exactus common stock

2.	$500,000 of the $7,000,000 convertible debt converted to Exactus common stock.

3.	Panacea sold to XXII the real property and improvements located in Delta County, Colorado, and comprised of approximately 234.394 acres of land. Panacea retained 10 acres of the land for its own use. The agreed upon amount was $2,200,000 for an allocated value as follows: (i) $1,770,000 for the real property and improvements which constitute a part of the Farm Parcel; and (ii) $430,000 for the equipment, machinery and other personal property owned by Panacea. As a part of the agreement XXII will deliver to Panacea $500,000 of hemp from the 2021 grow season. This is recorded as a receivable. As a part of this transaction XXII also returned 1,013,333 shares of Panacea stock which were converted to 20,143,322 Exactus shares in the Exchange Agreement. There was no gain or loss on this part of the transaction.

4.

J&N Real Estate Company LLC (J&N), owned by Leslie Buttorff, assumed a $4.3 million note payable to XXII. In consideration of J&N’s issuance of a $4.3M mortgage note to XXII on real property owned by J&N, Panacea issued J&N 10,000 shares of newly designated Series D.

On June 30, 2021, the Board authorized the Company to file a certificate of amendment (the “Amendment”) to its Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada in order to effectuate a reverse stock split of the Company’s issued and outstanding common stock, par value $0.0001 per share on a one (1) for twenty-eight (28) basis (the “Reverse Stock Split”). The Reverse Stock Split will be effective with FINRA upon notification from FINRA and the Company’s Common Stock is expected to thereafter trade with a “D” added, under the symbol “EXDID”, for the 20 business days following approval to designate that it is trading on a post-reverse split basis.

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to June 30, 2021 the Company entered a line of credit with Ms. Buttorff under which the Company may borrow up to $1 million at a 10% annual interest rate.

Subsequent to June 30, 2021 an additional 2 million common shares were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

Business Overview

The Company is a Nevada corporation organized in 2008. The Company has pursued opportunities in Cannabidiol, which we refer to as “CBD”, since December 2018 when we expanded our focus to pursue opportunities in hemp-derived CBD. We expect to change our name to Panacea Life Sciences Holdings, Inc. subject to regulatory compliance. To that end, on June 30, 2021 we entered into the Exchange Agreement with Panacea and the Panacea stockholders and as a result became a seed-to-sale CBD company. The former Panacea stockholders have assumed majority control of the Company, and all our operations are now operated through Panacea which because of the share exchange became a wholly owned subsidiary of the Company. Leslie Buttorff, who became the Company’s Chief Executive Officer and a director upon the closing of the share exchange, also became our principal stockholder through common stock and Convertible Preferred Stock issued to her and entities she controls.

Panacea, which was founded by Leslie Buttorff in 2017 as a woman-owned business, attracted a $14 million investment from 22nd Century Group, Inc., or XXII, a plant biotechnology company which also has a focus on CBD products and technology, during 2019. XXII has retained a 15% stake in the Company following the share exchange. Through Panacea, we are dedicated to developing and producing the highest-quality, most medically relevant, legal, hemp-derived cannabinoid products for consumers and pets. Beginning at a farm Panacea owns a parcel of located at Needle Rock, Colorado and leases laboratory space located at a 51,000 square foot, state-of-the-art, cGMP, extraction, manufacturing, testing and fulfillment center located in Golden, Colorado, Panacea operates in every segment of the CBD product value chain. From cultivation to finished goods, Panacea ensures its products with stringent testing protocols employed at every stage of the supply chain. Panacea endeavors to offer pure natural remedies within product lines for every aspect of life: PANA Health®, PANA Beauty®, PANA Sport™, PANA Pet®, PANA Pure® and PANA Life™.

In the second quarter of fiscal year 2021 we obtained registration on three of our six brands and our mark. Panacea engaged Karsh Hagan, an independent, multi-disciplined marketing, design and technology company in Denver, Colorado to assist with brand development and roll out strategies.

PANA Brand Categories

PANA
HEALTH™
DAILY 50mg CBD
1500mg Full Spectrum Softgels

PANA Health®

PANA
BEAUTY™
CBD MOISTURIZING CREAM
350mg CBD Moisturizing Cream
1.8 oz (52g)

PANA Beauty®

PANA
SPORT™
250 mg CBD
HEATING STICK
Full Spectrum CBD

PANA Sport™

PANA
PET™
CANINE 5mg CBD

PANA Pet®

PANA
LIFE™
CHERRY BOMB 20mg CBD
30 Count Bottle

PANA Life®

PANA PURE®
ALL NATURAL PREMIUM QUALITY CBD
MADE FROM ORGANICALLY GROWN HEMP
MADE IN USA
CBD OIL

PANA Pure® Raw Materials

Panacea Life Sciences

Currently Panacea sells over 60 different product SKUs of CBD and CBG products. In addition, we offer “white label” licensing to retail businesses and contract manufacturing services to smaller CBD companies.

PANA Product Types

SOFTGELS

PANA HEALTH
Daily100mg CBD Softgels
PANA HEALTH
P.M. 25mg CBD
PANA HEALTH
DAILY 50mg CBD
1500mg Full Spectrum Softgels
PANA PET
CANINE 5mg CBD

OIL DROPS

PANA PET
PANA HEALTH
CBD DROPS
PANA HEALTH

SUBLINGUALS

PANA HEALTH
F.A.S.T. EXTRA 50mg CBD
1500mg Sublingual Tablets

GUMMIES

PANA LIFE
CHERRY BOMB 20mg CBD

TOPICALS

PANA BEAUTY
PANA HEALTH
SOOTHE CBD SALVE
PANA PET
SMALL PET CBD RELIEF
PANA SPORT
PANA HEALTH
Derma Soothe
DRY SKIN RELIEF
PANA SPORT
CBD KINESIOLOGY TAPE
PANA SPORT

Panacea Life Sciences

Our Industrial Hemp Supply

Panacea’s 2021 crop will come from NeedleRock Farms in Crawford CO. XXII is the grower and is using organic practices for the crop. XXII will provide Panacea $500,000 of hemp. Panacea will also be engaged by XXII to assist with XXII’s ingredient extraction and purification processes. Working with Panacea and other companies in the industry, XXII has secured strategic partnerships to maximize and support each of the key segments of its cannabinoid value chain: plant profiling (CannaMetrix), plant biotechnology (KeyGene), plant breeding, commercial-scale plant cultivation, and ingredient extraction/purification (Sawatch Agriculture, Folium Botanical, Aurora Cannabis, Needle Rock Farms, and Panacea.

Company Information Technology Infrastructure

The ERPCannabis system is based on an SAP architecture and was used to develop the base installation. All financial, human resource, payroll, procurement, production planning and materials management business processes are represented in this system. In addition, the system is linked to our e-Commerce website www.panacealife.com. This system allows us to update product costing and determine inventory levels which will be critical as the company expands. In addition, sophisticated financial and payroll processing are inherent in the solution; thus, offering investors detailed accounting results related to company investments.

Other Activities

During then three months ended June 30, 2021, the former Exactus management focused its efforts on reducing its liabilities including settling with creditors and negotiating the Panacea acquisition. During the same period, prior to the closing of the Exchange Agreement Panacea’s management devoted substantial attention to terminating Panacea’s relationship with XXII, a former stockholder of Panacea, and negotiating the acquisition with Exactus. XXII purchased a farm formerly owned by our new Chief Executive Officer indirectly through an affiliated entity, of which Panacea now leases in part. In the farm transaction, our new Chief Executive Officer assumed Panacea indebtedness through an entity she owns which issued XXII a promissory note secured by a mortgage on real property her entity owns. All these activities distracted Panacea’s management from its core business. In the third and fourth quarters of 2021 we plan to focus on our sales and marketing efforts and to complete the extraction and production build out which management estimates is approximately 90% completed.

Our new principal executive offices are located at 16194 West 45th Drive, Golden CO 80403 and our new phone number is 800-985-0515.

Results of Operations

Set forth below is the discussion of the results of operations of the Company for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The information which follows relates to the operations of Panacea which under applicable accounting rules are treated as the operation of the Company.

Three Months Ended June 30, 2021 and 2020

Net Revenues

The Company is principally engaged in the business of producing and selling products made from industrial hemp. During the three months ended June 30, 2021, the Company generated $5.074 million in revenue compared to $6.219 million in the three months ended June 30, 2020. The decrease in sales is attributed to less PPE items being sold in 2021. A large proportion of our revenue for the period was attributable to sales of PPE products that we procured and produced during the COVID-19 pandemic. The Company does not intend to continue with these products once they are all sold. Exactus had no revenues during the period covered prior to the reverse merger as Exactus focused on restructuring and acquisition efforts.

Cost of Sales

The primary components of cost of sales include the cost of manufacturing the CBD products and PPE. For the three months ended June 30, 2021, the Company’s cost of sales amounted to $5.031 million and $2.979 million in 2020. The increase in costs from 2020 to 2021 are attributed to the PPE materials. Due to COVID-19 the Company did and continues to experience delays from raw materials purchased from Asia and China. There also continues to be lack of port space in the Long Beach, CA area.

Operating Expenses

Production related operating expenses were $0.998 million during the three months ended June 30, 2021 compared to $0.999 million during the three months ended June 30, 2020. Currently, production related salaries are included in operating expenses.

General and administrative expenses (G&A) were $0.612 million for the three months ended June 30, 2021 compared to $1.396 million during the three months ended June 30, 2020.

Within the total G&A category of expenses, sales and marketing expenses decreased from $1.216 million to $0.095 million for the three months ended June 30, 2021 when compared to the three months ended June 30, 2020, primarily due to sales commissions paid for PPE sales, the Panacea brand development, advertising fees for the Facebook program and the new Panacea website. We expect the decrease in sales activity to continue due to limited capital resources until we consummate a financing.

Also, within the total G&A category of expenses, professional, legal, and consulting fees were $0.156 million for the three months ended June 30, 2021 when compared to $184,063 the three months ended June 30, 2020. In 2020, legal expenses were attributed to the farm acquisition and the XXII investment. In 2021, legal fees were related to the XXII farm sale and investment restructuring, the Panacea reverse merger and fees related to obtaining a trademark for our brand.

Six Months Ended June 30, 2021 and 2020

Net Revenues

During the six months ended June 30, 2021, the Company generated $5.682 million in revenue. A large proportion of our revenue for the period was attributable to sales of PPE products that we procured and produced during the COVID-19 pandemic. The Company does not intend to continue with these products once they are all sold. Exactus had no revenues during the period covered prior to the reverse merger as Exactus focused on restructuring and acquisition efforts. In the six months ended June 30, 2020, the revenue totaled $7.118 million.

Cost of Sales

The primary components of cost of sales include the cost of the CBD product and PPE. For the six months ended June 30, 2021, the Company’s cost of sales amounted to $5.270 million and $3.385 million in 2020. The increase in costs from 2020 to 2021 are attributed to the PPE materials. Due to COVID-19 the Company did and continues to experience delays from raw materials purchased from Asia and China. There also continues to be lack of port space in the Long Beach, CA area.

Operating Expenses

Production related expenses were $2.165 million during the six months ended June 30, 2021 compared to $1.813 million during the six months ended June 30, 2020. Currently, salaries are included in production related expenses.

General and administrative expenses were $0.863 million for the six months ended June 30, 2021 compared to $2.255 million during the six months ended June 30, 2020.

Within the total G&A category of expenses, sales and marketing expenses decreased from $1.612 million to $0.227 million for the six months ended June 30, 2021 when compared to the six months ended June 30, 2020, primarily due to sales commissions paid for PPE sales, the Panacea brand development, advertising fees for the Facebook program and the new Panacea website. We expect the decrease in sales activity to continue due to limited capital resources until we consummate a financing.

Also, within the total G&A category of expenses, professional, legal, and consulting fees were $0.231 million for the six months ended June 30, 2021 when compared to $0.389 million the six months ended June 30, 2020. In 2020, legal expenses were attributed to the farm acquisition and the XXII investment. In 2021, legal fees were related to the XXII farm sale and investment restructuring, the Panacea reverse merger and fees related to obtaining a trademark for our brand.

Summary of Cash Flows

Cash flows from operating activities

The largest source of operating cash is from our customers. A large majority of our customers purchase CBD on-line, so credit card payments are collected and paid within 1-2 business days. Other white label and contract manufacturing customers pay before the products are released. Some larger customers have either net 10, 2% or 30 day net terms. Net cash used in operating activities was 1.464 million and (6.019) million for six months ended June 30, for 2021 and 2020, respectively.

Cash flows from investing activities

Machinery and building retrofitting expenses was the investing activity for the six months ended June 30, 2021, and totaled $3.385 million and (2,387 million) for June 30, 2020.

Cash flows from financing activities

Net cash provided by financing activities for the six months ended June 30, 2021 was $(4.793) million. For the same period in 2020 the financing was 1.486 million. In 2021 the primary financing was cash provided by Company’s CEO.

Liquidity and Capital Resources

On June 30, 2021, we had approximately $6.152 million in cash and liquid stock of XXII. The Chief Executive Officer of the Company holds the XXII shares pursuant to the pledge agreement and has the power at any time to permit the Company to sell the shares to provide working capital. Panacea has borrowed substantial sums from Leslie Buttorff, our Chief Executive Officer, to meet its working capital obligations. On June 30, 2021 Panacea issued an affiliate of Ms. Buttorff a 12% demand promissory note for $4,062,713.72 and issued Ms. Buttorff a 10% demand promissory note for $1,624,000 secured by a pledge of certain XXII common stock owned by Panacea. Additionally, the Company has a line of credit with Ms. Buttorff through which it may borrow up to $1 million at a 10% annual interest rate.

We may not have sufficient cash resources to sustain our operations for the next 12 months, particularly if the large sales contracts we have do not result in the revenue anticipated. We may be dependent on obtaining financing from one or more debt or equity offerings or further loans from Ms. Buttorff assuming she agrees to advance further funds.

These unaudited condensed consolidated financial statements are presented on the basis that the Company will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business. No adjustment has been made to the carrying amount and classification of the Company’s assets and the carrying amount of its liabilities based on the going concern uncertainty. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. In addition, due to insufficient revenue, we will need to obtain further funding through public or private equity offerings, debt financing, collaboration arrangements or other sources in order to maintain active business operations. We currently do not have sufficient cash flow to pay our ongoing financial obligations on a consistent basis. The issuance of any additional shares of common stock, preferred stock or convertible securities could be substantially dilutive to our stockholders. In addition, adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital, we will be forced to borrow additional sums from our Chief Executive Officer or delay, reduce or eliminate our research and development programs, we may not be able to continue as a going concern, and we may be forced to discontinue operations. These unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Off Balance Sheet Arrangements

As of June 30, 2021, we had no material off-balance sheet arrangements.

As disclosed in Note 2, the COVID-19 pandemic has had a notable impact on general economic conditions, including but not limited to the temporary closures of many businesses, “shelter in place” and other governmental regulations, reduced business and consumer spending due to both job losses and reduced investing activity, among many other effects attributable to the COVID-19 pandemic, and there continue to be many unknowns. During 2020, COVID-19 had a significant impact on Panacea’s CBD operations. Recognizing the sudden need for personal protective equipment, Panacea shifted its business to importing and selling PPE hand sanitizers and masks.

The Delta variant which is having a significant impact in August 2019 may extend the period of recovery into 2022.

Potential Impacts of Certain Current and Proposed Regulations on Our Business and Operations

Recently, a bill titled the Cannabis Administration and Opportunity Act, put forward by Senate Majority leader Chuck Schumer, D-NY, would amend the definition of a dietary supplement to remove the prohibition on marketing CBD as a dietary supplement. Management sees the bill, if enacted, as an opportunity for the FDA to accelerate their decision to classify CBD products as a dietary supplement. This would be a significant step for hemp/CBD companies as it would open the door to new selling opportunities, such as getting into retail stores, who have largely been hesitant to welcome CBD in their doors without a clear position from the FDA.

Many people are increasingly turning to CBD products for several reasons: CBD is non-psychoactive, so it does not produce a “high” like THC, there are few known contraindications, the properties of different cannabinoids can positively affect a wide range of ailments, and cannabinoids work directly and indirectly with the body’s endocannabinoid system to create balance known as homeostasis. As demand increases, we believe the FDA must provide more clarity about CBD’s legalization, and this bill is a promising first step.

For now, many companies that produce hemp-derived CBD products including Panacea undertake to abide by the same regulations as any other dietary supplements like ingredient filings, good manufacturing practices (GMP), and labeling and marketing provisions. Panacea will continue to sell CBD and other hemp-derived products while still awaiting a clear path from the FDA about how CBD products can be marketed and used.

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about our new operations in the hemp industry through Panacea, our expected revenue growth, our future plans and developments with respect to PPE products and the COVID-19 pandemic, our human resources following our recent acquisition of Panacea, proposed federal legislation and its potential impact on the CBD industry, our business relationship with XXII, our plans to raise capital, and our liquidity. Words such as “expects,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” “may,” “intends,” “targets” and similar expressions or variations of such words are intended to identify forward-looking statements but are not the exclusive means of identifying forward-looking statements in this Report. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. All statements other than statements about historical facts are statements that could be deemed forward-looking statements, including, but not limited to, statements that relate to our future revenue, product development, customer demand, market acceptance, growth rate, competitiveness, gross margins, and expenditures.

Although forward-looking statements in this Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties discussed under the heading “Risk Factors” within Part I, Item 1A of this Report, and other documents we file from time-to-time with the SEC. Such risks, uncertainties and changes in condition, significance, value, and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report and are based on information currently and reasonably known to us. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that may arise after the date of this Report, other than as required by law. Readers are urged to carefully review and consider the various disclosures made in this Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Critical Accounting Estimates and New Accounting Pronouncements

Critical Accounting Estimates

See Notes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer who is presently also serving as our principal financial officer, has conducted an evaluation of the design and effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on her evaluation as of the end of the period covered by this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management to allow timely decisions regarding required disclosure as a result of material weaknesses in our internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

As a result of the recent acquisition of Panacea, management believes that the Company’s internal controls over financial reporting have improved because Panacea uses SAP ERP system for its financial, inventory, product and human resources areas. SAP requires strict internal controls. Other than the foregoing, there have been no changes in the internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time–to-time, we may become involved in legal proceedings arising in the ordinary course of business. We are unable to predict the outcome of any such matters or the ultimate legal and financial liability, and at this time cannot reasonably estimate the possible loss or range of loss and accordingly have not accrued a related liability.

As a result of our acquisition of Panacea, the Company is now involved in the following pending litigation:

On February 16, 2021, Henley Group, Inc. filed with the Superior Court of the State of California, San Bernardino County, a complaint (Case #: SIV SB 2105771) against Panacea for breach of contract and fraud related to Panacea’s non-delivery of product. While Panacea refunded the purchase price, the plaintiff seeks damages including lost profits and costs which plaintiff alleged to have incurred in the amount of approximately $45,000 as well as lost profits from expected future contracts with a prospective third-party buyer which plaintiff alleged to be $720,000. The plaintiff also seeks attorney’s fees and costs, consequential damages and punitive damages. Panacea attorney has submitted counterclaims and believes this complaint is frivolous.

ITEM 1A. RISK FACTORS.

RISK FACTORS

Investing in our common stock involves a high degree of risk. Investors should carefully consider the following Risk Factors before deciding whether to invest in the Company. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations or our financial condition. If any of the events discussed in the Risk Factors below occur, our business, financial condition, results of operations or prospects could be materially and adversely affected. In such case, the value and marketability of our common stock could decline.

Summary Risk Factors

Our business is subject to numerous risks and uncertainties that you should consider before investing in our common stock. Set forth below is a summary of the principal risks we face:

●	We intend to raise capital through the sale of our common stock or securities convertible or exercisable into our common stock soon which will have a dilutive effect on our existing stockholders;

●	Because we require additional capital to execute our business plan and expand our operations, our inability to generate and obtain such capital on acceptable terms, or at all, could harm our business, operating results, financial condition and prospects;

●	We are highly dependent on our Chief Executive Officer, and the loss of her services or a conflict of interest arising from her loans to us and her other business endeavors would adversely affect us;

●	Our business and the CBD industry generally are subject to substantial regulation and governmental scrutiny characterized by high compliance costs and uncertainty, including the possibility that laws change in a manner adverse to us;

●	the impact of the COVID-19 pandemic on the U.S. and global economy, and the uncertainty relating to its continuation and the pace of economic recovery, could hinder our business plan or force us to change our production efforts;

●	Panacea’s operations and our new Chief Executive Officer were not previously subject to SEC reporting obligations, which could render us difficult to evaluate and expose us to risk;

●	If we are unable to keep up with rapid technological change, consumer preferences and economic developments in our industry or in general, our products may become obsolete.

●	We could become subject to data privacy and security claims or enforcement actions, particularly due to our digital marketing efforts;

●	We may become subject to product liability or related claims based on our production and sale of products containing chemical compounds designed to be ingested or applied topically; and

●	Our Chief Executive Officer, directly and through entities she controls, owns a majority of our outstanding common stock and voting power on an as-converted basis, rendering other stockholders’ ability to influence matters before them limited in most cases.

Risks Related to Our Business and the CBD Industry

Because we need to raise additional capital any financing based on our common stock or common stock equivalents will dilute our existing stockholders and the terms of any such financing could impose restrictions on our operations.

Panacea has depended upon loans from our Chief Executive Officer and principal stockholder. Since our June 30th acquisition of Panacea, we have financed our operations by borrowing funds from her. We have retained an investment bank to assist us in raising capital and are presently seeking bridge financing. While we have 450 Series A shares available to sell under the Series A Convertible Preferred Stock, we do not know if investors will be interested in purchasing it or if any financing which is available will be less attractive to us. To the extent that we raise additional capital through the sale of common stock or common stock equivalents, our stockholders will be diluted. Further, the terms of such financings may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financings may involve an equity component, such as convertible notes and warrants, which could also result in dilution of our existing stockholders’ ownership. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our use of the proceeds, prohibitions on incurring additional debt or making subsequent dilutive issuances of securities, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, if we were to default on such indebtedness, we could lose any assets and intellectual property with which the indebtedness is secured.

Because, we are highly dependent on the services of Leslie Buttorff, our sole executive officer, the loss of her and our inability to expand our management team, could harm our business.

Our success is largely dependent on the continued services of Leslie Buttorff, our Chief Executive Officer and principal stockholder. The loss of the services of Ms. Buttorff would leave us without executive leadership, which could diminish our business and growth opportunities. Additionally, Ms. Buttorff has business interests outside our company, including as an owner and officer of a consulting company and of a real estate holding company each of which hold shares in the Company as a result of the recent share exchange under the Exchange Agreement. Accordingly, from time-to-time she may not devote her full time and attention to our affairs, which could have a material adverse effect on our operating results, and there can be no assurance that a conflict of interest will not arise from her other business ventures. Further, she holds demand promissory notes totaling $5,686,713 issued on June 30, 2021 plus accrued interest at 10%. Thus, she has the power to call the notes and obtain all of our assets. Additionally, the Company has a line of credit with Ms. Buttorff through which it may borrow up to $1 million at a 10% annual interest rate. The fact that she continues to advance money and is our principal stockholder reflects her intent to support the Company.

We will also need to build an executive management team around Ms. Buttorff, including locating and hiring a Chief Financial Officer and other executive officers, which could be a time consuming and expensive process and divert management’s attention from other pressing matters concerning the Company’s operations or growth. The market for highly qualified personnel in this industry is very competitive and we may be unable to attract such personnel in a timely manner, on favorable terms or at all. If we are unable to attract and retain the required personnel, our business could be harmed.

The loss of Ms. Buttorff would have a material adverse effect on us. We do not have key man insurance on the life of Ms. Buttorff. Ms. Buttorff’s Employment Agreement permits her to resign for good reason which includes a material breach of the agreement by the Company including failure to pay her. In the event she terminates her Employment Agreement for good reason, this would result in the Company owing her approximately $760,000 in severance pay plus any earned bonuses and other benefits and would leave the Company without an executive officer which may have a material adverse effect upon us, your investment, and hamper the ability of the Company to continue operations. If we fail to procure the services of additional executive management or implement and execute an effective contingency or succession plan for Ms. Buttorff, the loss of Ms. Buttorff would significantly disrupt our business from which we may not be able to recover.

If we are unable to develop and maintain our brand and reputation for our product offerings, our business and prospects could be materially harmed.

Our business and prospects depend, in part, on developing and then maintaining and strengthening our brand and reputation in the markets we serve. If problems with our products cause our customers to have a negative experience or failure or delay in the delivery of our products to our customers, our brand and reputation could be diminished. If we fail to develop, promote and maintain our brand and reputation successfully, our business and prospects could be materially harmed.

Because we face intense competition, we may not be able to increase our market share which would materially and adversely affect us.

Our industry is highly competitive. It is possible that future competitors could enter our market, thereby causing us to lose market share and revenues or fail to grow our operations and market presence as intended or at all. In addition, some of our current or future competitors have significantly greater financial, technical, marketing and other resources than we do or may have more experience or advantages in the markets in which we will compete that will allow them to offer lower prices or higher quality products. If we do not successfully compete with these competitors, we could fail to develop a sufficient market share to achieve our goals and our future business prospects could be materially adversely affected.

Because the sale of our products involves the potential for product liability, we may incur significant losses and expenses in excess of our insurance coverage.

We face an inherent risk of exposure to product liability claims if the use of our products results in, or is believed to have resulted in, illness or injury. Our products are designed for ingestible or topical use and contain combinations of ingredients, and there is little experience with or knowledge of the long-term effects of these combinations. In addition, interactions of these ingredients and products with other products, prescription medications and over-the-counter treatments have not been fully explored or understood and may have unintended consequences. Future research or results may lead to the discovery of unknown adverse side effects from CBD which would harm our business.

Although the Company believes all of its products will be safe when taken as directed by the Company, there is little long-term research on the effects of human consumption of certain of the new product ingredients or combinations in concentrated form that we use or may in the future use in developing our CBD products. Any instance of illness or negative side effects of ingesting CBD products or applying them topically on the skin could have a material adverse effect on our business and operations by, among other things, exposing us to the risk of costly litigation and/or governmental sanctions and dramatically reducing the demand for some or all of our products.

Any product liability claim or related developments from our products or CBD in general may increase our costs and adversely affect our revenue, product demand and operating results. Moreover, liability claims arising from a serious adverse event may increase our costs through higher insurance premiums and deductibles and may make it more difficult to secure adequate insurance coverage in the future. In addition, our product liability insurance may fail to cover future product liability claims, which, if adversely determined, could subject us to substantial monetary damages.

The success of our business will depend upon our ability to create and expand our brand awareness.

The health and wellness and CBD markets we compete in are highly competitive, with many well-known brands leading the industry. Our competitors include CBD companies who have a longer history operating in these markets than we do. Our ability to compete effectively and generate revenue will be based upon our ability to create and expand awareness of our products distinct from those of our competitors. It is imperative that we are able to convey to consumers the benefits of our products both in general and as compared to competitive offerings. However, advertising, packaging and labeling of our products is limited by various regulations. Our success will be dependent upon our ability to convey to consumers that our products are superior to those of our competitors while complying with complex and varying regulations in the markets in which we attempt to market and sell them.

If we fail to develop and introduce new products it will adversely affect our future prospects.

Our industry is subject to rapid change. New products are constantly introduced to the market. Our ability to remain competitive depends in part on our ability to enhance existing products, to develop and manufacture new products in a timely and cost-effective manner, to adequately anticipate, prepare and execute strategies for market transitions, and to effectively market our products. Management believes that our future financial results will depend to a great extent on the successful expansion of our current product offerings and on the development and introduction of new products. We cannot be certain that we will be successful in selecting, developing, manufacturing and marketing new products or in improving upon or enhancing the market for existing products.

The success of new product introductions or expansions to new territories depends on various factors, including, without limitation, the following:

●	Successful sales and marketing efforts;
●	Timely delivery of the products;
●	Availability of raw materials and/or sufficient production facilities;
●	Pricing of raw materials and labor;
●	Regulatory allowance and restrictions of the products; and
●	Market acceptance and consumer sentiment.

If we fail to appropriately respond to changing consumer preferences and demand for new products, it could significantly harm our customer relationships and product sales and harm our operating results and financial condition.

Our business is subject to changing consumer trends and preferences, especially with respect to targeted nutrition and natural wellness products. Our success will depend in part on our ability to anticipate and respond to these changes, and we may not respond in a timely or commercially appropriate manner to such changes. Furthermore, the health and wellness industry is characterized by rapid and frequent changes in demand for products and new product introductions and enhancements. Our failure to accurately predict these trends could negatively impact consumer opinion of our products, which in turn could harm our customer relationships and product demands and cause the loss of sales. The success of our product offerings depends upon a number of factors, including our ability to:

●	Accurately anticipate consumer needs;
●	Successfully commercialize new products or product enhancements in a timely manner;
●	Price our products competitively;
●	Arrange for the production and delivery our products in sufficient volumes and in a timely manner;
●	Differentiate our products from those of our competitors; and
●	Innovate and develop new products or product enhancements that meet these trends.

If we do not meet these challenges, some of our products could be rendered obsolete, which could negatively impact our operating results and financial condition.

Adverse publicity associated with our products or ingredients, or those of our competitors or similar businesses, could adversely affect our sales and revenue.

Adverse publicity concerning any actual or purported failure by us or our competitors to comply with applicable laws and regulations or concerning any other aspect of our business or the CBD industry could have an adverse effect on the public perception of us and our products. This, in turn, could negatively affect our ability to obtain financing, endorsers and attract distributors, retailers or consumers for our products, which would have a material adverse effect on our ability to generate sales and revenue.

Our distributors’ and customers’ perception of the safety, utility and quality of our products or even similar products distributed by others can be significantly influenced by national media attention, publicized scientific research or findings, product liability claims and other publicity concerning our products or similar products distributed by others. Adverse publicity, whether or not accurate, that causes a perceived connection between consumption of our products or any similar products and illness or other adverse effects, will likely diminish the public’s perception of and in turn the demand for our products. Claims that any products are ineffective, inappropriately labeled or have inaccurate instructions as to their use, could have a material adverse effect on the market demand for our products, including reducing our sales and revenue, which would have a material adverse effect on our business.

If we are unable to manufacture our products in sufficient quantities or at defined quality specifications, or are unable to maintain regulatory approvals for our production facility, we may be unable to develop or meet demand for our products and lose time to market and potential revenues.

Commercialization of our products require access to, or development of, facilities to manufacture a sufficient supply of our products. In the future we may face difficulties in the development, production or distribution of our products. We may need to outsource the testing or manufacturing process or other aspects of our commercialization efforts, and we may be unable to locate viable third parties and sources and negotiating acceptable terms.

We may face competition for access to any third party supply sources, development or production partners and facilities such as hemp growers and may be subject to production delays if any of those third parties give their other business partners a higher priority than they give to us. Even if we are able to identify additional or replacement third-parties, the delays and costs associated with establishing and maintaining a relationship with such third parties may have a material adverse effect on us. Further, a reduction in the control of our production efforts would be inherent in any such outsourcing, which exposes us to a greater risk of liability, including regulatory enforcement actions for alleged noncompliance with law and product liability claims. This could also result in lower product quality which could negatively impact demand for our offerings or our competitive advantage. Any of these challenges could prevent us from achieving our business objectives and harm your investment in us.

If the market opportunities for our current and potential future products are less lucrative than anticipated, our ability to generate revenues may be adversely affected and our business may suffer.

Our understanding, expectation and estimates of the market for our current and future products may prove to be incorrect, and new test results or studies, reports, legislative or regulatory developments or other factors beyond our control may result in the market for our products being lower than anticipated on a regional, national or global scale. The number of individuals in the U.S. who are willing to purchase our products may be lower than expected, or expectations for repetitive purchases and consumption may prove to be incorrect. These occurrences could materially adversely affect our prospects and operational results.

If we are unable to establish relationships with third parties to carry out sales, marketing, and distribution functions or to create effective marketing, sales, and distribution capabilities, we will be unable to market our products successfully.

Our business strategy includes using third parties to market and sell the products at the retail level. There can be no assurance that we will successfully be able to establish marketing, sales, or distribution relationships with a sufficient number of third parties to meet our goals, that such relationships, if established, will be successful, or that we will be successful in gaining market acceptance for current or future products. To the extent that we enter into any marketing, sales, or distribution arrangements with third parties, our product revenues per unit sold are expected to be lower than if we marketed, sold, and distributed our products directly, and any revenues we receive will depend upon the efforts of such third parties.

If we are unable to establish such third-party marketing and sales relationships, we would have to establish and grow in-house marketing and sales capabilities. To market any products directly, we would have to build a marketing, sales, and distribution force that has technical expertise and could support a distribution capability. Competition in the health and wellness and CBD industries for technically proficient marketing, sales, and distribution personnel is intense, and attracting and retaining such personnel may significantly increase our costs. There can be no assurance that we will be able to establish internal marketing, sales, or distribution capabilities or that these capabilities will be sufficient to meet our needs.

We face and may continue to face business disruption and related risks arising from the COVID-19 pandemic, which has had and could continue to have a material adverse effect on our business.

Our production and development and sale of our products has been and could continue to be materially adversely affected by the COVID-19 pandemic. In response to the pandemic, we began producing and selling personal protective equipment such as hand sanitizer and face masks. We expect these sales levels to decline at some point in the future to the extent the pandemic begins to be and remains contained. We rely upon CBD sales in retail stores including convenience stores and have not created a material online sales presence. Sales of our CBD products declined as a result of the pandemic, due in part to decreased demand caused by economic hardship and uncertainty and production challenges caused by supply shortages and the lockdowns. While vaccinations beginning in 2021 allowed for the partial reopening of the economy, the recent “Delta” variant of the virus, as well as reduced efficacy of vaccines over time and the possibility that a large number of people decline to get vaccinated or receive booster shots, creates inherent uncertainty as to the future of our business, our industry and the economy in general in light of the pandemic.

We are still assessing our business plans and the impact COVID-19 may have on our ability to commercialize our products, but there can be no assurance that this analysis will enable us to avoid or mitigate part or all of any impact from the spread of COVID-19 or its consequences, including macroeconomic downturns. The extent to which the COVID-19 pandemic and global efforts to contain its spread will impact our operations will depend on future developments, which for a variety of reasons including those described above are highly uncertain and cannot be predicted at this time.

We have a limited operating history upon which investors can evaluate our future prospects.

Panacea was founded and began operations in the CBD industry in 2017 and we therefore have a limited operating history upon which an evaluation of its business plan or performance and prospects can be made. The business and prospects of the Company must be considered in the light of the potential problems, delays, uncertainties and complications encountered in connection with a business which is still in its early stages in a relatively new industry characterized by unexpected change. The risks include, but are not limited to, the possibility that we fail to develop functional and scalable products, or that although functional and scalable, our products will not be economical to market in order to become or remain profitable; that our competitors hold proprietary rights precluding us from marketing such products; that our competitors offer a superior or equivalent product or otherwise achieve or maintain greater market acceptance than us; that we are unable to upgrade or improve our processes and products to accommodate new features and expand our offerings; or that we fail to receive or maintain necessary regulatory clearances and compliance for our products and operations. In order to grow our revenue, we must develop and improve upon our brand name recognition and competitive advantages for our products and expand into new markets. Even if we accomplish such growth, resulting expenses may be greater than estimated, which could reduce or even eliminate any revenue gains for which such endeavors were made. There are no assurances that we can successfully address these challenges. If we are unsuccessful, our business, financial condition and operating results could be materially and adversely affected.

If the market for CBD products declines, it would materially and adversely affect our business.

Following the passage of the 2018 Farm Bill described below, our industry experienced an influx of hemp farmers and producers which resulted in a saturated marketplace. As a result, the supply for CBD and related products has in the past exceeded demand. This trend could force us to reduce our prices to remain competitive or could result in lower sales levels than we have experienced in the past, either of which would result in a decline in revenue or growth rate and could materially adversely affect our financial condition and prospects.

Even if we meet our growth objectives and our enter into new markets as intended, we may face difficulties evaluating our current and future business prospects, and we may be unable to effectively manage any growth associated with these achievements, which would increase the risk of your investment losing value and could harm our business, financial condition, and results of operations.

Our entry into new markets and/or growth in our product offering or consumer base may place a significant strain on our resources and increase demands on our executive management, personnel and operational systems, and our human, administrative and financial resources may be inadequate to meet these demands. We may also be unable to effectively manage any expanded operations or achieve planned growth on a timely or profitable basis, particularly if the number of customers using our products significantly increases within a short period of time. If we are unable to manage expanded operations effectively, we may experience operating inefficiencies, the quality of our products could decline, and our business and results of operations could be materially adversely affected.

If we cannot manage our growth effectively, our results of operations would be materially and adversely affected.

We expect to experience significant growth following the June 2021 share exchange and further growth as we raise additional capital. Businesses which grow rapidly often have difficulty managing their growth while maintaining their compliance and quality standards. If we grow as rapidly as anticipated, we will need to expand our management by recruiting and employing additional executive and key personnel capable of providing the necessary support. There can be no assurance that management, along with staff, will be able to effectively manage the Company’s growth nor can there be any assurance that growth in our product offerings, customer base or contracts will translate to an increase in revenue or profitability. Any failure to meet the challenges associated with rapid growth could materially and adversely affect our business and operating results.

Risks Related to Government Regulation

Existing or future governmental regulations relating to CBD products may harm or prevent our ability to produce and/or sell our product offerings.

While a majority of state governments in the United States have legalized the growing, production, and use of CBD in some form and subject to certain restrictions, cannabis remains illegal under federal law. In addition, in July 2017, the United States Drug Enforcement Agency issued a statement that certain CBD extractions fall within the definition of marijuana and are therefore a Schedule I controlled substance under the Controlled Substances Act of 1970, as amended. Thus, the cannabis industry, including companies which sell products containing CBD, faces significant uncertainty surrounding regulation by the federal government, which could claim supremacy over state regulatory regimes including those with a “friendlier” view toward CBD products. While the federal government has for several years chosen to not intervene in the cannabis business conducted legally within the states that have legislated such activities, there is, nonetheless, potential that the federal government may at any time choose to begin enforcing its laws against the manufacture, possession, or use of cannabis-based products such as CBD. Similarly, there is the possibility that the federal government may enact legislation or rules that authorize the manufacturing, possession or use of those products under specific guidelines. Local, state and federal cannabis laws and regulations are broad in scope and subject to evolving interpretations. In the event the federal government was to tighten its regulation of the industry, we would likely suffer a material adverse effect on our business, including potentially substantial losses.

Because laws and regulations affecting our industry are evolving, changes to any regulation may materially affect our CBD products.

In conjunction with the enactment of the Agriculture Improvement Act of 2018 (the “Farm Bill”), the Food and Drug Administration (the “FDA”) released a statement about the status of CBD as a nutritional supplement, and the agency’s actions in the short term with regards to CBD will guide the industry. As a company whose products contain CBD, we intend to meet all FDA guidelines as the regulations evolve. Any difficulties in compliance with future government regulation could increase our operating costs and adversely impact our results of operations in future periods.

In addition, as a result of the Farm Bill’s passage, we expect that there will be a constant evolution of laws and regulations affecting the CBD industry which could affect our operations. Local, state and federal hemp laws and regulations may be broad in scope and subject to changing interpretations. These changes may require us to incur substantial costs associated with legal and compliance fees and ultimately require us to alter our business plan. Furthermore, violations of these laws, or alleged violations, could disrupt our business and result in a material adverse effect on our operations. In addition, we cannot predict the nature of any future laws, regulations, interpretations or applications, and it is possible that regulations may be enacted in the future that will be directly applicable to our business.

Unexpected changes in federal and state law could cause any of our current products, as well as products that we intend to develop and launch, containing hemp-derived CBD oil to be illegal, or could otherwise prohibit, limit or restrict any of our products containing CBD.

Our business is based on the production and distribution of products containing hemp-derived CBD. The Farm Bill, which amended various sections of the U.S. Code, and legalized the cultivation and sale of industrial hemp at the federal level, subject to compliance with certain federal requirements and state law. There can be no assurance that the Farm Bill will not be repealed or amended such that our products containing hemp-derived CBD would once again be deemed illegal under federal law.

The Farm Bill delegates the authority to the states to regulate and limit the production of hemp and hemp-derived products within their territories. Although many states have adopted laws and regulations that allow for the production and sale of hemp and hemp-derived products under certain circumstances, no assurance can be given that such state laws may not be repealed or amended such that our intended products containing hemp-derived CBD would once again be deemed illegal under the laws of one or more states now permitting such products, which in turn would render such intended products illegal in those states under federal law even if the federal law is unchanged. In the event of either repeal of federal or of state laws and regulations, or of amendments thereto that are adverse to our intended products, we may be restricted or limited with respect to those products that we may sell or distribute, which could adversely impact our intended business plan with respect to such intended products.

Additionally, the FDA has indicated that certain products containing CBD are not permissible under the Federal Food, Drug, and Cosmetic Act (the “FDCA”), notwithstanding the passage of the Farm Bill. On December 20, 2018, after the Farm Bill became law, then FDA Commissioner Scott Gottlieb issued a statement in which he reiterated the FDA’s position that CBD products that are marketed with a claim of therapeutic benefit must be approved by the FDA for their intended use before they may be distributed in interstate commerce and that the FDCA prohibits interstate distribution of food products containing CBD and marketing products containing CBD as a dietary supplement, regardless of whether the substances are hemp-derived. Although we believe our existing and planned CBD products comply with applicable federal and state laws and regulations, legal proceedings alleging violations of such laws could have a material adverse effect on our results of operations and financial condition. Sources of hemp-derived CBD depend upon legality of cultivation, processing, marketing and sales of products derived from those plants under state law.

Hemp-derived CBD can only be legally produced in states that have laws and regulations that allow for such production and that comply with the Farm Bill, apart from state laws legalizing and regulating medical and recreational cannabis or marijuana, which remains illegal under federal law. This is one of the reasons why we are based in Colorado. Unexpected changes in federal and state law could cause our current CBD production methods or resulting products, as well as products that we intend to develop and launch, to be illegal or could otherwise prohibit, limit or restrict some or all of our products in the event of repeal or amendment of laws and regulations which are now comparatively favorable to the cannabis/hemp industry in certain states, we would be required to locate new suppliers in states with laws and regulations that qualify under the Farm Bill. If we were to be unsuccessful in arranging new sources of supply of our raw ingredients, or if our raw ingredients were to become legally unavailable, our intended business plan with respect to such products could be adversely impacted.

Because we and our distributors may only sell and ship our products containing hemp-derived CBD in states that have adopted laws and regulations qualifying under the Farm Bill, a reduction in the number of states having such qualifying laws and regulations could limit, restrict or otherwise preclude the sale of intended products containing hemp-derived CBD.

The interstate shipment of hemp-derived CBD from one state to another is legal only where both states have laws and regulations that allow for the production and sale of such products and that qualify under the Farm Bill. Therefore, the marketing and sale of our products is limited by such factors and is restricted to such states. Although we believe we may lawfully sell any of our finished products including those containing CBD in a majority of states, a repeal or adverse amendment of laws and regulations that are now favorable to the distribution, marketing and sale of finished products we intend to sell could significantly limit, restrict or prevent us from generating revenue related to our products that contain hemp-derived CBD. Additionally, any such adverse changes or existing legislation in new markets we target may stunt our growth and diminish our prospects. Any such repeal or adverse amendment of laws and regulations could have an adverse impact on our business plan with respect to such products.

Costs associated with compliance with numerous laws and regulations and quality standards could adversely impact our financial results.

The manufacture, labeling and distribution of CBD products is regulated by various federal, state and local government agencies. These governmental authorities regulate our products and processes to ensure that the products are not adulterated or misbranded. We are subject to regulation by the federal government and other state and local agencies as a result of our CBD products. In addition to the risks associated with the possibility of government enforcement or private litigation due to alleged noncompliance, our compliance costs associated with our day-to-day operations are high and are expected to increase as we expand into new markets and/or develop and market new products. For example, as a “seed to sale” CBD business, meaning a business which handles every step of a CBD product’s manufacture and sale in-house rather than relying on third parties for some or all the production and distribution steps, we are responsible for the quality of our product, and the means by which it is produced and marketed, at every stage. Compliance with regulations imposed on our business model means we must deploy and maintain an advanced computer monitoring system which allows us to track our production and distribution process. We must train our employees and utilize and maintain security measures to ensure our facility functions properly. Compliance with these and other government requirements for product monitoring, quality, labelling and distribution are costly which may limit our profitability.

Our products or third parties with whom we do business may not comply with health, safety and labelling standards.

We do not have control over all of the third parties involved in the sale of our products and their compliance with government health, safety and labelling standards. Even if our products meet these standards, they could otherwise become contaminated or fail, or the standards could be changed in a manner adverse to our operations or those of our business partners. A failure to meet these standards could occur in our operations or those of our distributors or suppliers. This could result in expensive production interruptions, recalls, regulatory investigations and enforcement actions and liability claims. Moreover, negative publicity could be generated from false, unfounded or nominal liability claims or limited recalls. Any of these failures or occurrences could negatively affect our business and financial performance.

If we fail to comply with U.S. laws related to privacy, data security, and data protection, it could adversely affect our operating results and financial condition.

We rely on a variety of marketing techniques, including email, radio, display advertising, and social media marketing, targeted online advertisements, and postal mailings, and we are or may become subject to various laws and regulations that govern such marketing and advertising practices. A variety of federal and state laws and regulations, including those enforced by various federal government agencies such as the Federal Trade Commission, Federal Communications Commission, and state and local agencies, govern the collection, use, retention, sharing, and security of personal data, particularly in the context of online advertising, which we utilize to attract new customers.

The legislative and regulatory bodies or self-regulatory organizations in various jurisdictions inside the United States may expand current laws or regulations, enact new laws or regulations, or issue revised rules or guidance regarding privacy, data protection, consumer protection, information security, and online advertising. California has enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which became operative on January 1, 2020, and its implementing regulations took effect in August 2020. The CCPA requires companies that process personal information on California residents to make new disclosures to consumers about such companies’ data collection, use, and sharing practices and inform consumers of their personal information rights such as deletion rights, allows consumers to opt out of certain data sharing with third parties, and provides a new cause of action for data breaches. In November 2020, California enacted the California Privacy Rights Act of 2020 (the “CPRA”), which amends and expands the scope of the CCPA, while introducing new privacy protections that extend beyond those included in the CCPA and its implementing regulations. The CCPA, as amended and expanded by the CPRA, is one of the most prescriptive general privacy law in the United States and may lead to similar laws being enacted in other U.S. states or at the federal level. For example, the State of Nevada also passed a law effective on October 1, 2019 that amends the state’s online privacy law to allow consumers to submit requests to prevent websites and online service providers (“Operators”) from selling personally identifiable information that Operators collect through a website or online service. Further, on March 2, 2021, the Governor of Virginia signed into law the Virginia Consumer Data Protection Act (the “VCDPA”). The VCDPA creates consumer rights, similar to the CCPA, but also imposes security and assessment requirements for businesses. In addition, on July 7, 2021, Colorado, the state in which we are headquartered, enacted the Colorado Privacy Act (“CoCPA”), becoming the third comprehensive consumer privacy law to be passed in the United States (after the CCPA and VCDPA). Although the CoCPA closely resembles the VCDPA, both of which do not contain a private right of action and will instead be enforced by the respective states’ Attorney General and district attorneys, the two differ in many ways and once they become enforceable in 2023, we must comply with each if our operations fall within the scope of these newly enacted comprehensive mandates. Prior efforts undertaken to comply with other recent privacy-related laws have proven that these initiatives require time to carefully plan, assess gaps in current compliance mechanisms, and implement new policies, processes and remediation efforts. Additionally, the Federal Trade Commission and state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data. Each of these privacy, security, and data protection laws and regulations, and any other such changes or new laws or regulations, could impose significant limitations, require changes to our business model or practices, or restrict our use or storage of personal information, which may increase our compliance expenses and make our business more costly or less efficient to conduct. In addition, any such changes could compromise our ability to develop an adequate marketing strategy and pursue our growth strategy effectively, which, in turn, could adversely affect our business, financial condition, and results of operations.

While we intend to strive to comply with applicable laws and regulations relating to privacy, data security, and data protection, given that the scope, interpretation, and application of these laws and regulations are often uncertain and may be in conflict across jurisdictions, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure or perceived failure by us or third party service providers to comply with privacy or security policies or privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personal data, may result in governmental enforcement actions, litigation, or negative publicity, and could have an adverse effect on our operating results and financial condition.

Our planned expansion into international markets will involve inherent risks that we may not be able to control.

Our business plan includes the eventual marketing and sale of our products in international markets. Specifically, we do not currently have a set time frame for entering these markets. Accordingly, our operating results could be materially and adversely affected by a variety of uncontrollable and changing factors relating to international business operations, including:

●	Economic conditions adversely affecting geographic areas in which we intend to do business;
●	Foreign currency exchange rates;
●	Political or social unrest or economic instability in a specific country or region;
●	Higher costs of doing business in foreign countries;
●	Infringement claims on foreign patents, copyrights or trademark rights;
●	Difficulties in staffing and managing operations across disparate geographic areas;
●	Difficulties associated with enforcing agreements and intellectual property rights through foreign legal systems;
●	Trade protection measures and other regulatory requirements, which may affect our ability to import or export our products from or to various countries;
●	Adverse tax consequences;
●	Unexpected changes in legal and regulatory requirements and challenges in complying with varying requirements across jurisdictions; and
●	Military conflict, terrorist activities, natural disasters and medical epidemics.

If we are unable to overcome these or other challenges in executing our planned expansion into international markets, our prospects would be materially adversely affected.

Risks Related to Intellectual Property

We may become involved in litigation or other proceedings relating to patent and other intellectual property rights.

A third party may sue us or our strategic collaborators for infringing its intellectual property rights. Likewise, we may need to resort to litigation to enforce licensed rights or to determine the scope and validity of third-party intellectual property rights. The cost to us of any litigation or other proceeding relating to intellectual property rights, even if resolved in our favor, could be substantial, and the litigation would divert our efforts. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. If we do not prevail in this type of litigation, we or our strategic collaborators may be required to pay monetary damages; stop commercial activities relating to the affected products or services; obtain a license in order to continue manufacturing or marketing the affected products or services; or attempt to compete in the market with a substantially similar product. Uncertainties resulting from the initiation and continuation of any litigation could limit our ability to continue some of our operations. In addition, a court may require that we pay expenses or damages, and litigation could distract management or disrupt our commercial activities.

If we become involved in intellectual property litigation, such litigation is likely to be expensive and time-consuming and could be unsuccessful.

Our commercial success will depend in part on our avoiding infringement on the patents and proprietary rights of third parties for products we license or sell. There is substantial litigation, both within and outside the United States, involving patent and other intellectual property rights in the health and wellness industry, including patent infringement lawsuits, interferences, oppositions, and reexaminations and other post-grant proceedings before the U.S. Patent and Trademark Office, and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications which are owned by third parties may exist with products we may license and sell.

Parties making intellectual property claims against us may obtain injunctive or other equitable relief, which could block our ability to further develop and commercialize one or more products. Defense of these claims, regardless of their merit, involves substantial litigation expense and would be a substantial diversion of our management’s attention from our business. If a claim of infringement against us succeeds, we may have to pay substantial damages, possibly including treble damages and attorneys’ fees for willful infringement, pay royalties, redesign our infringing products or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure.

To counter infringement or unauthorized use claims against us, we may be required to file infringement claims in response, or we may be required to defend the validity or enforceability of any such intellectual property rights. In an infringement proceeding, a court may decide that either our or one or more of our licensors’ intellectual property rights are not valid or is unenforceable or may refuse to stop the other party from using the underlying concepts or technology at issue because our intellectual property rights do not cover those elements. In any event, intellectual property litigation is expensive and time consuming and we may be unsuccessful in defending or enforcing such claims, which would materially harm our business.

Any inability to protect our intellectual property rights could reduce the value of our products and brands, which could adversely affect our financial condition, results of operations and business.

Our business is partly dependent upon our trademarks, trade secrets, copyrights and other intellectual property rights. Effective intellectual property rights protection, however, may not be available under the laws of every country in which we and our sub-licensees may operate. There is a risk of certain valuable trade secrets being exposed to potential infringers. Regardless of whether our compounds and technology are or becomes protected by patents or otherwise, there is a risk that other companies may employ such compounds or technology without authorization and without recompensing us.

The efforts we take to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. In addition, protecting our intellectual property rights is costly and time consuming. There is a risk that we may have insufficient resources to counter adequately such infringements through negotiation or the use of legal remedies. It may not be practicable or cost effective for us to fully protect our intellectual property rights in some countries or jurisdictions. If we are unable to successfully identify and stop unauthorized use of our intellectual property, we could lose potential revenue and experience increased operational and enforcement costs, which could adversely affect our financial condition, results of operations and business.

The intellectual property behind our products may include unpublished know-how which is dependent on certain key individuals, as well as existing and pending intellectual property protection.

The commercialization of our products is partially dependent upon know-how and trade secrets held by certain individuals working with and for us. Because the expertise runs deep in these few individuals, if something were to happen to any or all of these individuals, the ability to properly manufacture our products without compromising quality and performance could be diminished greatly. Further, [while our employees and contractors are subject to non-disclosure obligations,] any misappropriation of confidential information including trade secrets and know-how could allow our competitors and others to overcome any advantage we have and reduce our market share and viability.

Risks Related to Our Securities and Our Status as an SEC Reporting Company

Because our Chief Executive Officer, directly and through entities she controls, beneficially owns approximately 60% of our issued and outstanding common stock and voting power on an as-converted basis, she can exert significant control over our business and affairs which may be averse to those of our stockholders, particularly if a conflict of interest arises.

Our Chief Executive Officer and currently one of our two directors, owns approximately 62% of our issued and outstanding shares of common stock and voting power on an as-converted basis. As of June 30, 2021 she also holds $5,686,713 in demand notes issued by Panacea and the Company which bear interest at a rate ranging from 10 to 12% per annum. The interests of Ms. Buttorff may differ from the interests of our other stockholders, including by virtue of her other businesses operated through her non-Exactus affiliated entities and their holdings. As a result, Ms. Buttorff will have significant influence and control over all corporate actions including those actions requiring stockholder approval, irrespective of how our minority stockholders may vote, including the following actions:

●	the election of our directors;
●	charter or bylaw amendments;
●	a merger, asset sale or other fundamental corporate transaction; and
●	any other matter submitted to our stockholders for a vote, subject only to applicable law including the Nevada Revised Statutes.

This concentration of ownership and the conflicts of interest may have the effect of impeding a merger, consolidation, takeover or other business combination or tender offer for our common stock which other stockholders may deem desirable or could reduce our stock price or prevent our stockholders from realizing a premium over our stock price in such a transaction. Further, to the extent our other stockholders disagree with an action Ms. Buttorff elects to take as a stockholder, their ability to prevent such action or avoid its effect on their shareholdings will range from significantly limited to non-existent due to our current capital structure, subject only to applicable law and our charter documents. Therefore, if Ms. Buttorff has an interest adverse to other stockholders, or if other stockholders otherwise disagree with Ms. Buttorff with respect to a matter before the stockholders, they will have little to no control over that matter and the direction the ultimately Company takes.

The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business.

The federal securities laws require us to comply with SEC reporting requirements relating to our business and securities. Complying with these reporting and other regulatory obligations is time-consuming and will result in increased costs to us which could have a negative effect on our financial condition or business. These increased costs are not reflected in the financial statements contained in this Report because during the periods covered Panacea was a private company not subject to SEC reporting obligations.

As a public company, we are subject to the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. We are required to file annual, quarterly and current reports with the SEC disclosing certain aspects and developments of our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures, we will need to commit significant resources, hire additional executive officers and personnel and provide for additional management oversight. We intend to implement additional procedures and processes for the purpose of addressing the standards and requirements applicable to SEC reporting companies. Sustaining our growth will also require us to commit additional managerial, operational and financial resources to identifying competent professionals to join our Company and to maintain appropriate operational and financial systems to adequately support our intended expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our results of operations, financial condition or business.

Due to factors beyond our control, our stock price may be volatile.

Any of the following factors could affect the market price of our common stock:

●	Our failure to generate increasing material revenues from our CBD products;
●	Our failure to enhance our product offerings or expand into new markets;
●	A decline in our revenue or growth rate;
●	Our public disclosure of the terms of any financing which we consummate in the future;
●	A decline in the economy which impacts the demand for our products and our ability to generate revenue and achieve growth metrics;
●	Announcements by us or our competitors of significant contracts, new products, acquisitions, commercial relationships, joint ventures or capital commitments;
●	Changes in laws, regulations or government actions affecting the CBD industry in general or our products in particular;
●	Our ability to list our common stock on a national securities exchange;

●	Our ability to attract analyst coverage;
●	The sale of large numbers of shares of common stock by our shareholders;
●	Short selling activities; or
●	Changes in market valuations of similar companies.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs and divert our management’s time and attention, which would otherwise be used to benefit our business.

We are subject to the “penny stock” rules which will adversely affect the liquidity of our common stock.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock on the OTCQB is presently less than $5.00 per share and therefore we are considered a “penny stock” company according to SEC rules. While we intend to effect a reverse stock split pending compliance with SEC Rules, including the filing of a Schedule 14C, to increase our stock price, until such time as our stock price rises above $5.00 per share (which may not occur following the reverse stock split or at all), the “penny stock” designation requires any broker-dealer selling our securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules limit the ability of broker-dealers to solicit purchases of our common stock and therefore reduce the liquidity of the public market for our shares.

Broker-dealers are increasingly reluctant to permit investors to buy or sell speculative unlisted stock and often impose costs which make it uneconomical for small shareholders to do so. Moreover, as a result of apparent regulatory pressure from the SEC and the Financial Industry Regulatory Authority (“FINRA”), a growing number of broker-dealers decline to permit investors to purchase and sell or otherwise make it difficult to sell shares of penny stocks. The “penny stock” designation may have a depressive effect upon our common stock price which the prospective reverse stock split may not sufficiently overcome.

Our ability to continue as a going concern is in doubt unless we obtain adequate new debt or equity financing and achieve sufficient sales levels.

As noted above, we have incurred significant net losses to date. We anticipate that we will continue to lose money for the foreseeable future. Additionally, we have negative cash flows from operations and we our revenue may exceed our expenses in the next 12 months. Our continued existence is dependent upon generating sufficient working capital and obtaining adequate new debt or equity financing. These factors raise doubt about the Company’s ability to continue as a going concern for a period of 12 months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve or maintain profitable operations or become cash flow positive or raise additional debt and/or equity capital. Because of our continuing losses, without improvements in our cash flow from operations or new financing, we may have to continue to restrict our expenditures. Working capital limitations may impinge on our day-to-day operations, which may contribute to continued operating losses.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS.

During the three months ended June 30, 2021, the Company issued a total of 23,640,689 shares of common stock to investors in exchange for employee salary settlements and to extinguish most of its indebtedness, for total consideration of $1,181,493. On June 9, 2021 the Company issued 8,000,000 shares of common stock to two investors in connection with the Ceed2Med settlement and on June 30, 2021 the Company issued 950,000 shares of common stock to certain vendors and other claimants to settle certain outstanding obligations and litigation totaling $115,000. In addition, following the reverse split, we agreed to issue 950,000 shares in satisfaction of $13,000 of liabilities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Incorporated by Reference
Exhibit #	Exhibit Description	Form	Date	Number	Filed or Furnished Herewith
3.1	Amended Articles of Incorporation	8-K	7/7/21	3.1
3.3	Amended Bylaws	8-K	7/7/21	3.2
3.4	Certificate of Designation for Series A Preferred Stock	8-K	2/18/21	4.1
3.5	Certificate of Designation for Series B-1 Preferred Stock	8-K	3/4/16	3.1
3.6	Certificate of Designation for Series B-2 Preferred Stock	8-K/A	2/17/16	3.2
3.7	Certificate of Designation for Series C Preferred Stock				Filed
3.8	Certificate of Designation for Series C-1 Preferred Stock				Filed
3.9	Certificate of Designation for Series D Preferred Stock				Filed
10.1	2021 Equity Incentive Plan*				Filed
10.2	Employment Agreement dated June 30, 2021 – Leslie Buttorff*				Filed
10.3	Form of Securities Exchange Agreement	8-K	7/7/21	10.1
10.4	Form of Indemnification Agreement*	8-K	7/7/21	10.2
10.5	Form of Promissory Note issued to Quintel-MC Incorporated (Panacea)				Filed
10.6	Form of Promissory Note issued to Leslie Buttorff (Panacea)				Filed
10.7	Form of Promissory Note issued to Leslie Buttorff (Exactus)				Filed
10.8	Note Exchange Agreement+**				Filed
10.9	Assignment of lease				Filed
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished***
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Management contract or compensatory plan or arrangement.

** Exhibits and/or Schedules have been omitted. The Company hereby agrees to furnish to the Securities and Exchange Commission upon request any omitted information.

*** This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

+Portions of this exhibit have been omitted as permitted by the rules of the SEC. The information excluded is both (i) not material and (ii) would be competitively harmful if publicly disclosed. The Company undertakes to submit a marked copy of this exhibit for review by the SEC Staff, to the extent it has not been previously provided, and provide supplemental materials to the SEC Staff promptly upon request.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to Exactus, Inc., at the address on the cover page of this report, Attention: Corporate Secretary.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Exactus, Inc.

August 23, 2021	/s/Leslie Buttorff
Leslie Buttorff
Chief Executive Officer

/s/ Nathan Berman
Nathan Berman
Principal Accounting Officer

