Form 10-Q
period 2021-09-30
PANACEA LIFE SCIENCES HOLDINGS, INC.
filed 2021-11-22
CIK 1552189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 001-38190

Panacea Life Sciences Holdings, Inc.

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Smaller reporting company ☒
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,073,708 shares of common stock, par value $0.0001 per share, outstanding as November 18, 2021.

Explanatory Note

This Quarterly Report on Form 10-Q is filed without the Financial Statements having been reviewed by the registered independent accounting firm as required by Article 10 of Regulation S-X. An amendment will be filed after completion of the review.

All share and per share numbers have been retroactively adjusted to give effect to a 1-for-28 reverse stock split effective October 25, 2021.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

PANACEA LIFE SCIENCES HOLDINGS, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,500	$84,379
Accounts receivable, net	515,095	147,302
Other receivables related party	500,000	-
Inventory, net	4,344,378	8,409,734
Marketable securities related party	3,631,970	2,853,437
Prepaid expenses and other current assets	193,596	27,375
TOTAL CURRENT ASSETS	9,199,539	11,522,227

Operating lease right-of-use asset, net, related party	3,624,445	3,937,706
Property and equipment, net	9,024,505	13,575,687
Intangible assets, net	76,751	122,800
Goodwill	2,188,810	2,188,810
TOTAL ASSETS	$24,114,050	$31,347,230

LIABILITIES AND EQUITY STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,474,681	$1,765,267
Operating lease liability, current portion, related party	4,962,530	4,855,250
Note payable-current, related party	6,216,155	8,061,044
Paycheck protection loan, SBA Loan	99,100	273,300
TOTAL CURRENT LIABILITIES:	12,752,466	14,954,861

Other long-term liabilities-related party	3,042,638	9,698,659
TOTAL LIABILITIES	15,795,104	24,653,520

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY DEFICIT	-
Series A Preferred Stock: $0.0001 Par Value, 1,000 shares designated; 350 and 0 shares issued and outstanding on September 30, 2021 and December 31, 2020 respectively.	-	-
Series B-1 Preferred: $0.0001 Par Value, 32,000,000 shares designated; 1,500,000 and 0 shares issued and outstanding on September 30, 2021 and December 31, 2020 respectively.	150	-
Series B-2 Preferred: $0.0001 Par Value, 6,000,000 shares designated; 6,000,000 and 0 shares issued and outstanding on September 30, 2021 and December 31, 2020 respectively.	600	-
Series C Preferred: $0.0001 Par Value, 1,000,000 shares designated; 1,000,000 and 1,000,000 shares issued and outstanding on September 30, 2021 and December 31, 2020 respectively.	100	100
Series C-1 Preferred: $0.0001 Par Value, 10,000 shares designated; and 10,000 and 10,000 shares issued and outstanding on September 30, 2021 and December 31, 2020 respectively.	1	1
Series D Preferred: $0.0001 Par Value, 10,000 shares designated; and 10,000 and 10,000 shares issued and outstanding on September 30, 2021 and December 31, 2020 respectively.	1	1

Common Stock: $0.0001 Par Value, 650,000,000 shares authorized; 21,393,042 and 16,915,705 shares issued and outstanding on September 30, 2021 and December 31, 2020 respectively.	2,139	1,692
Additional paid in capital	23,071,369	18,678,986
Accumulated deficit	(14,755,414)	(11,987,070)
TOTAL STOCKHOLDERS’ EQUITY	8,318,946	6,693,710

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,114,050	$31,347,230

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANACEA LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUE	$588,040	$1,343,641	$1,413,674	$8,305,630
COST OF SALES	305,025	2,905,780	883,508	6,285,879
GROSS PROFIT	283,015	(1,562,139)	530,166	2,019,751

OPERATING EXPENSES
Production related operating expenses	1,326,896	1,307,164	3,483,859	3,012,475
General and administrative expenses	290,638	483,196	911,906	2,551,642
TOTAL OPERATING EXPENSES	1,617,534	1,790,360	4,395,765	5,564,117

INCOME (LOSS) FROM OPERATIONS	(1,334,519)	(3,352,499)	(3,865,599)	(3,544,366)

OTHER INCOME (EXPENSES)
Interest expense	(174,727)	(432,922)	(781,671)	(1,181,165)
Unrealized gain on marketable securities, net	(2,303,218)	(99,492)	848,533	(612,481)
Realized gain on sale of securities	160,296	-	160,296	-
Employer retention credit	190,338	-	190,338	-
Rental Income	58,410	56,577	221,328	212,778
Gain and loss on sale of asset	-	48,621	(297,351)	(19,093)
Gain on extinguishment of debt	237,202	-	755,782	-
TOTAL OTHER INCOME (EXPENSE)	(1,831,699)	(427,216)	1,097,255	(1,599,961)

INCOME (LOSS) BEFORE INCOME TAXES	(3,166,218)	(3,779,715)	(2,768,344)	(5,144,327)

TAXES	-	-	-	-

NET INCOME (LOSS)	$(3,166,218)	$(3,779,715)	$(2,768,344)	$(5,144,327)

BASIC NET INCOME (LOSS) PER SHARE	$(0.15)	$(0.22)	$(0.29)	$(0.30)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	21,389,041	16,915,706	9,472,506	16,915,706

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PANACEA LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(unaudited)

	Three Months Ended September 30, 2021
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of June 30, 2021	8,520,450	$852	21,321,613	$2,132	$23,071,376	$(11,589,196)	$11,485,164
Series A Preferred stock conversion to common stock	(100)	-	71,429	7	(7)	-	-
Net Income	-	-	-	-	-	(3,166,218)	(3,166,218)
Balance as of September 30, 2021	8,520,350	$852	21,393,042	$2,139	$23,071,369	$(14,755,414)	$8,318,946

	Nine Months Ended September 30, 2021
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	1,020,000	$102	16,915,706	$1,692	$18,678,986	$(11,987,070)	$6,693,710
Shares issued for acquisition	7,500,450	750	4,405,907	440	4,392,390		4,393,580
Series A Preferred stock conversion to common stock	(100)	-	71,429	7	(7)		-
Net Income	-	-	-	-	-	(2,768,344)	(2,768,344)
Balance as of September 30, 2021	8,520,350	$852	21,393,042	$2,139	$23,071,369	$(14,755,414)	$8,318,946

	Three Months Ended September 30, 2020
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of June 30, 2020	1,020,000	$102	16,915,706	$1,692	$18,452,272	$(8,105,259)	$10,348,807
Net Income	-	-	-	-	-	(3,779,715)	(3,779,715)
Balance as of September 30, 2020	1,020,000	$102	16,915,706	$1,692	$18,452,272	$(11,884,974)	$6,569,092

	Nine Months Ended September 30, 2020
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2019	1,020,000	$102	16,915,706	$1,692	$18,452,272	$(6,740,647)	$11,713,419
Net (Loss)	-	-	-	-	-	(5,144,327)	(5,144,327)
Balance as of September 30, 2020	1,020,000	$102	16,915,706	$1,692	$18,452,272	$(11,884,974)	$6,569,092

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PANACEA LIFE SCIENCES HOLDINGS, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2021	2020

Cash flows from operating activities
Net income	$(2,768,344)	$(5,144,327)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	1,280,324	1,645,202
Realized gain on sale of securities	(160,296)	-
Fixed asset disposal gain/loss	297,351	19,093
Amortization of right of use asset	313,261	249,037
Amortization of intangible assets	46,049	46,050
Non cash interest expense	-	-
Non cash settlement of convertible note and accrued interest	(653,651)	-
Unrealized gain/loss on marketable securities	(848,533)	595,590
Changes in operating assets and liabilities		-
Accounts receivable	(367,793)	91,952
Inventory	1,504,439	(5,463,820)
Prepaid expense and other assets	(166,221)	647,257
Accounts payable and accrued expenses	(976,069)	1,226,146
Unearned revenues	-	-
Operating lease liability	107,280	95,042
Cash used in operating activities	(2,392,203)	(5,992,778)

Cash flows from investing activities
Net cash received in from acquisitions	9,157	-
Proceeds from sale of marketable securities	230,296	-
Net fixed asset acquisition and disposal	273,629	(3,776,121)
Cash Used for Investing Activities	513,082	(3,776,121)

Cash flows from financing activities
Non cash stock issuances	-	-
Non cash financing activities	-	-
Proceeds from payroll protection loan, SBA loan	-	273,300
Proceeds from payroll protection loan - related party	243,041	-
Payments of principal on notes payable	(135,000)	-
Note payable-related party	1,701,201	1,513,560
Cash provided by financing activities	1,809,242	1,786,860

Net increase (decrease) in Cash and Cash Equivalents	(69,879)	(7,982,039)
Cash and Cash Equivalents, Beginning of Period	84,379	8,515,509
Cash and Cash Equivalents, End of Period	$14,500	$533,470

Noncash financing activity
Non-Cash Receivable - related party	$3,043,858	$-
Non Cash Fixed Asset Disposal	$(7,850,173)	$-
Non Cash Investing and Financing Activities	$685,483	$-
Paycheck Protection, SBA Loan	$236,410	$-
Preferred Series A Issuance in Acquisition	$4,371,337	$-
Preferred Series B-1 Issuance in Acquisition	$150	$-
Preferred Series B-2 Issuance in Acquisition	$600	$-
Common Stock Issuance in Acquisition	$12,337	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PANACEA LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 1 - NATURE OF ORGANIZATION

Organization and Business Description

PANACEA LIFE SCIENCES HOLDINGS, Inc. (the “Company”, “we”, “us”, “our”) was incorporated on January 18, 2008. In January 2019, the Company added to the scope of its business activities, efforts to produce, market and sell products made from industrial hemp containing cannabidiol (“CBD”). On June 30, 2021 the Company entered into a Securities Exchange Agreement (the “Exchange Agreement”) with Panacea Life Sciences, Inc., (“Panacea”) a seed to sale CBD company, and the stockholders of Panacea. Pursuant to the Exchange Agreement, the former Panacea stockholders assumed majority control of the Company and all operations are now operated by Panacea, which as a result of the share exchange became a wholly-owned subsidiary of the Company. In October, 2021 the company changed its name from Exactus, Inc. to Panacea Life Sciences Holdings, Inc.

The Company operates in one segment with a focus on developing and producing high-quality, medically relevant, legal, hemp-derived cannabinoid products for consumers and pets.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The Company’s unaudited condensed consolidated financial statements include the financial statements of Panacea Life Sciences, Inc., a wholly owned subsidiary acquired on June 30, 2021.

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial information, which includes consolidated unaudited interim financial statements and present the consolidated unaudited interim financial statements of the Company and its wholly-owned subsidiary as of September 30, 2021. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. All intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, stockholders’ equity (deficit) and cash flows as of September 30, 2021, and 2020, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Operating results for the three and nine months ended September 30, 2021 and 2020 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2021. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

Going concern

These unaudited condensed consolidated financial statements are presented on the basis that the Company will continue as a going concern. Panacea has combined with Panacea Life Sciences Holdings, Inc. (formerly Exactus), so the below items reflect the consolidated company. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since our inception in 2018, we have generated losses from operations, except for some slight profits in a few quarters. As of September 30, 2021, our accumulated deficit was $14.747 million, and we had $3.631 million in cash and liquid stock. As of September 30, 2021 the shares of common stock we hold in 22nd Century Group, Inc. (1,227,017 shares) (NASDAQ:XXII) (“XXII”) was valued at approximately $3.631million. The XXII stock is pledged to secure a $4.063 million promissory note in favor of Quintel-MC, Incorporated (“Quintel”) and a $1.624 million promissory note in favor of Leslie Buttorff, CEO of the Company. Quintel-MC, Inc. is wholly owned company of the CEO. These items are shown on the balance sheet as related party loans. The current plan with respect to the XXII stock is to hold this stock during the short-term pending XXII’s application for MRTP FDA approval. These factors raise doubt about the Company’s ability to continue as a going concern for a period of 12 months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve or maintain profitable operations or become cash flow positive or raise additional debt and/or equity capital. In addition, due to insufficient revenue, we will need to obtain further funding through public or private equity offerings, debt financing, collaboration arrangements or other sources in order to maintain active business operations. We currently do not have sufficient cash flow to pay our ongoing financial obligations on a consistent basis. The issuance of any additional shares of Common Stock, preferred stock or convertible securities could be substantially dilutive to our shareholders. In addition, adequate additional funding may not be available to us on acceptable terms, or at all. These unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company currently has closed in escrow a $1.1 million convertible note and warrants financing which it expects will close at about the time this Report is filed. See Note 11, “Subsequent Events.”

COVID-19

The COVID-19 pandemic has resulted in a global slowdown of economic activity which is likely to continue to reduce the future demand for a broad variety of goods and services, while also disrupting sales channels, marketing activities and supply chains for an unknown period of time until the virus is fully contained. The Company’s business operations have been negatively impacted by the COVID-19 pandemic and related events and the Company expects this impact on its revenue and results of operations, the size and duration of which is currently difficult to predict. However, adverse consequences from COVID-19 and recent supply chain disruptions and delays may hinder our ability to continue our operations and generate revenue. The impact to date has included a decline in CBD product and sales demand. Further, in 2020, the Company (Panacea) invested in personal protective equipment (PPE) materials to sell hand sanitizers, testing kits and masks, and sales of PPE products, which constituted a significant portion of our revenue during the fiscal quarter ended September 30, 2021 and prior periods during the pandemic, have declined as vaccines continue to be administered and mask mandates and similar requirements have been lifted or reduced in many places. The Company plans to sell existing PPE inventory, but does not intend to continue to sell these products past 2023, particularly if the pandemic has subsided by such time. In addition, federal stimulus funding in the U.S. and other macroeconomic factors have resulted in rising inflation rates which may adversely impact the demand for our products by reducing consumer spending and/or requiring us to raise our prices. Although the Company is unable to predict the full impact and duration of COVID-19 on its business, the Company is actively managing its financial expenditures in response to the current uncertainty.

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

Marketable securities

The Company’s marketable securities consists of 1,227,017 shares of XXII which are classified as available-for-sale and included in current assets as they are pledged to secure two promissory notes (see Note 2 – Going Concern). Securities are valued based on market prices for identical assets using third party certified pricing sources. Available-for-sale securities are carried at fair value with unrealized and realized gains and losses reported as a component of profit and income (loss). Realized gains and losses, if any, are calculated on the specific identification method and are included in other income in the condensed consolidated statements of operations.

Use of Estimates

The Unaudited Condensed Consolidated Financial Statements have been prepared in conformity with US GAAP and required management of the Company to make estimates and assumptions in preparation of these statements. Actual results may differ significantly from those estimates. Significant estimates made by management include but are not limited to the useful life of property and equipment, incremental borrowing rate used in the calculation of right of use asset and lease liability, reserves for inventory, allowance for doubtful accounts, revenue allocations, valuation allowance on deferred tax assets, assumptions used in assessing impairment of long-term assets, and fair value of non-cash equity transactions.

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

The following table shows, by level within the fair value hierarchy, the Company’s assets and liabilities at fair value on a recurring basis as of September 30, 2021 and December 31, 2020:

	September 30, 2021				December 31, 2020
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Marketable securities	$3,631,970	3,631,970	$-	-	$2,853,437	$2,853,437	$-	$-
Total	$3,631,970	$3,631,970	$-	$-	$2,853,437	$2,853,437	$-	$-

In August, 2021 there was one sale of marketable securities out of Level 1. There were no transfers in 2020. On August 5, 2021 70,000 shares of XXII securities were sold at an average price of $3.29. The net proceeds were $230,296, which was a gain recorded of $160,296.

September 30, 2021
Balance at beginning of year	$2,853,437
Sale of securities	(230,296)
Unrealized gain on marketable securities, net	1,008,829
Balance at end of period	$3,631,970

As of September 30, 2021, the Company has no liabilities that are re-measured at fair value.

Revenue Recognition

The Company recognizes revenue under ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASC 606”). The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods and services transferred to the customer.

Revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that an entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods. The Company applies the following five-step model in order to determine this amount: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

Revenue related to shared facilities is recognized when the space is rented, and terms of the agreement have been fulfilled during the period. Revenue related to the sale of products is recognized once goods have been sold to the customer and the performance obligation has been completed. In both contracted purchase and retail sales, we offer consumer products through our online stores. Revenue is recognized when control of the goods is transferred to the customer. This generally occurs upon our delivery to a third-party carrier or, to the customer directly. Revenue from tolling services is recognized when the performance obligation, such as processing of the material, has been completed and output material has been transferred to the customer.

Revenue is generally recognized net of allowances for returns and any taxes collected from customers and subsequently remitted to governmental authorities. Some of the Company’s contract liabilities consist of advance customer payments. A contract liability results from transactions in which the Company has been paid for products by customers, but for which all revenue recognition criteria have not yet been met. Once all revenue recognition criteria have been met, the contract liabilities are recognized. However, the Company’s sales are primarily through retail stores, purchase orders or ecommerce; thus, currently contract liabilities are negligible. The Company does not have any multiple-element arrangements.

Some of the Company’s contract liabilities consist of advance customer payments. Contract liability results from transactions in which the Company has been paid for products by customers, but for which all revenue recognition criteria have not yet been met. Once all revenue recognition criteria have been met, the contract liabilities are recognized.

The Company also has recorded other income related to rental income it receives from leasing out space in the laboratory it occupies.

Accounts Receivable

Accounts receivable are generally unsecured. The Company establishes an allowance for doubtful accounts receivable based on the age of outstanding invoices and management’s evaluation of collectability. Accounts are written off after all reasonable collection efforts have been exhausted and management concludes that likelihood of collection is remote. Any future recoveries are applied against the allowance for doubtful accounts. As of September 30, 2021 and December 31, 2020, we did not believe we needed to reserve for any doubtful accounts, respectively. The Company’s accounts receivable policy changed in 2020 to only provide larger, well-established companies with Net 30 payment terms. For all other sales they are paid by credit card or wires received before the product is shipped to the customer.

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

The Business Combination on June 30, 2021 was accounted for as a recapitalization of equity structure. In October, 2021 the Company completed 1-for-28 reverse stock split. Pursuant to GAAP, the Company retrospectively recasted the weighted-average shares included within its condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and September 30, 2020. The basic and diluted weighted-average Panacea ordinary shares are retroactively converted to shares of the Company’s common stock to conform to the recasted condensed consolidated statements of stockholders’ equity (deficit).

	Three Months ended as of September 30,
	2021	2020
Options to purchase common stock	235,776	-
Warrants to purchase common stock	56,376	-
Series A Convertible Preferred	9,000,000	-
Series B-1 Convertible Preferred	187,000	-
Series B-2 Convertible Preferred	750,000	-
Total	10,229,152	-

	Nine Months ended as of September 30,
	2021	2020
Options to purchase common stock	235,776	-
Warrants to purchase common stock	56,376	-
Series A Convertible Preferred	9,000,000	-
Series B-1 Convertible Preferred	187,000	-
Series B-2 Convertible Preferred	750,000	-
Total	10,229,152	-

The basic earnings per share is calculated on the basis of 21,389,041 and 16,915,706 weighted average shares of common stock outstanding for the three months ended September 30, 2021 and 2020, respectively. The basic earnings per share is calculated on the basis of 9,472,506 and 16,915,706 weighted average shares of common stock outstanding for the nine months ended September 30, 2021 and 2020, respectively. The shares are reflective of the post split number of shares.

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

Intangible Assets and Goodwill

The Company has intangible assets. Goodwill is comprised of the purchase price of business combinations in excess of the fair market value assigned at acquisition to the tangible and intangible assets acquired. Goodwill is not amortized. The Company tests goodwill for impairment on an annual basis. The Company performed its most recent goodwill impairment using a discounted cash flow analysis and found that the fair value exceeded the carrying value. It has $2.530 million of goodwill from the acquisition of the assets of Phoenix Life Sciences, Inc. in October 2017 and intangible assets of $0.921 million as of September 30, 2021 and $0.123 million for as of December 31, 2020. In the acquisition of Phoenix, the Company acquired product formulas which is classified as an intangible asset.

NOTE 3 – PROPERTY, EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property and equipment, net including any major improvements, are recorded at historical cost. The cost of repairs and maintenance is charged against operations as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, generally as follows:

Estimated Life
Computers and technological assets	3 – 5 Years
Furniture and fixtures	3 – 5 Years
Machinery and equipment	5 – 10 Years
Leasehold improvement	10 Years

Property and equipment, net consists of the following:

	September 30, 2021	December 31, 2020
Computers and technological assets	$3,310,025	$2,993,626
Furniture and fixtures	55,951	55,951
Machinery and equipment	7,524,242	8,494,298
Land	92,222	2,293,472
Assets Under Construction	-	743,377
Leasehold Improvements	1,508,915	1,508,915
	12,491,355	16,089,639
Less accumulated depreciation	(3,466,850)	(2,513,952)
	$9,024,505	$13,575,687

The land and equipment decreased from December 31, 2020 to September 30, 2021 due to the partial sale of the farm land and equipment. See Note 10.

Depreciation expenses for the three and nine month periods ending September 30, 2021 and 2020 were $392,485, $1,280,324, $371,314 and $1,018,567 respectively.

Inventory consists of the following components:

	September 30, 2021	December 31, 2020
Raw Materials	1,006,096	991,523
Semi-Finished	1,317,948	1,372,950
Finished Goods	1,998,260	6,018,530
Packaging	16,281	20,938
Trading	5,793	5,793
Total	4,344,378	8,409,734

Inventories are stated at lower of cost or net realizable value using the standard costing method for its work in process and finished goods. For its raw materials, trading goods, and packaging supplies, the Company utilizes the moving average method for costing purposes and FIFO. At this time there are no inventory reserves required.

NOTE 4 –OPERATING LEASE RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES – RELATED PARTY

Right of Use

The Company adopted Accounting Standards Update (“ASU”) No. 2016-02, “Leases” (“ASC 842”) on January 1, 2019, the start of our 2019 fiscal year. The Company has one lease arrangement with a related party entered into on December 22, 2018 for 12-year term starting with January 1, 2019 for certain laboratory facilities. In August 2021, the Company entered into a new lease to extend the lease terms through December 31, 2030. The Company’s lease arrangements may contain both lease and non-lease components. The Company has elected to combine and account for lease and non-lease components as a single lease component. The Company has incorporated residual value obligations in leases for which there is such occurrences. Regarding short-term leases, ASC 842-10-25-2 permits an entity to make a policy election not to apply the recognition requirements of ASC 842 to Short-term leases. The Company has elected not to apply the ASC 842 recognition criteria to any leases that qualify as Short-Term Leases.

The Company, as of January 1, 2019, leases a portion of the property (formerly the Environmental Protection Agency building) in Golden, CO. The lease consists of all laboratory space including testing facilities, water treatment, extraction and production. The lease of the property is based on the fair market rent and triple net lease (NNN) values competitive in the marketplace for a cGMP facility. Below is a summary of our right of use assets and liabilities as of September 30, 2021.

Right-of-use assets	$3,624,445

Total lease liability obligations	$4,962,530
Weighted-average remaining lease term (Ends December 31, 2030)	9.25 year

Weighted-average discount rate	3.0%

During the three and nine months ended September 30, 2021, we recognized approximately $111,661 and $334,983, respectively in operating lease costs. Operating lease costs are included in operating expenses in our consolidated statement of operations.

During the three and nine months ended September 30, 2020, we recognized approximately $111,661 and $344,983, respectively in operating lease costs. Operating lease costs are included in operating expenses in our consolidated statement of operations.

Approximate future minimum lease payments for our right of use assets over the remaining lease periods as of September 30, 2021, are as follows:

2021	$111,661
2022	451,110
2023	455,622
2024	460,178
2025	464,780
Thereafter	2,394,551
Total undiscounted operating lease payments	4,337,902
Less: Imputed interest	(561,959)
Present value of operating lease liabilities	$3,775,943

NOTE 5 – NOTES PAYABLE

The Company’s debt obligations are summarized as follows. The December 31, 2020, numbers reflect the pre-merger Panacea debt, while the September 30, 2021, now include the Panacea debts, as well as Exactus’.

U.S. Small Business Administration Loan

On May 28, 2020, the Company received a secured, 30-year, Economic Injury Disaster Loan in the amount of $99,100 from the U.S. Small Business Administration. The loan carries interest at a rate of 3.75% per year, requires monthly payments of principal and interest, and matures in 30 years. Installment payments, including principal and interest, of $483 monthly, will begin 12 months from the date of the promissory Note. The SBA loan is secured by a security interest in the Company’s tangible and intangible assets. The loan proceeds are to be used as working capital to alleviate economic injury caused by the Covid-19 disaster occurring in the month of January 31, 2020 and continuing thereafter. As of September 30, 2021 the current principal balance of this note amounted to $99,100 and accrued interest was approximately $2,047.

Paycheck Protection Program Funding

The Exactus Company was approved for “second draw” loan of $236,410 under the Paycheck Protection Program (PPP) on April 12, 2021; the loan was officially forgiven by the Small Business Administration (SBA) and lending bank, West Town Bank & Trust, on September 23, 2021.

Regarding Panacea Life Sciences, Inc.’s (PLS) on January 26, 2021, PLS received approval for the PPP second draw loan in the amount of $243,041.00; the second draw loan was forgiven on September 28, 2021.

PLS’s accounting treatment of the PPP loans and forgiveness follows best practice from the AICPA and accounted for the loan as a financial liability in accordance with FASB ASC 470 and accrue interest in accordance with the interest method under FASB ASC 835-30. The full amount of the PPP loan and accrued interest was forgiven on September 28, 2021; whereby, the debt was extinguished including any accrued but unpaid interest. It was recorded as a forgiveness of loan in the Company’s statements of operations as other income.

Employer Retention Credit

Panacea received an employer retention credit from the federal government of $190,388.

Notes payable – related party and other liability

On June 30, 2021 Panacea received a loan from Quintel-MC Incorporated, an affiliate of the Company’s CEO, in exchange for a 12% demand promissory note for $4,062,714 (the “Quintel Note”). The Quintel Note was secured by a pledge of certain XXII common stock owned by Panacea (See Note 2 Going concern). On June 30, 2021, Panacea issued the Company’s CEO, Ms. Buttorff, a 10% promissory note in the amount of $1,685,685 (the “Buttorff Note”). The Buttorff Note was secured by a pledge of certain XXII common stock owned by Panacea (See Note 2 Going concern). This demand note replaced a prior working capital note that Panacea had issued on January 1, 2021. The Company has an additional line of credit note from Ms. Buttorff of $1,000,000 on July 1, 2021. The terms include an annual interest rate of 10% These notes are all payable upon demand.

During October 2019, the Company issued a short-term promissory note to an officer of the previous company Exactus, for an aggregate principal amount of $55,556. The note originally became due and payable between October 18, 2019 and December 16, 2019 and bore interest at a rate of twelve 12% per annum prior to the maturity date, and 18% per annum if unpaid following the maturity date. The current interest rate is 18%. The note is an unsecured obligation of the Company. The notes carry a 10% original issue discount of $5,556 which has been amortized and recorded in interest expense on the accompanying condensed consolidated statements of operations. As of September 30, 2021, the principal balance under the note was $55,556. The Company will pay this note off in the 4th Quarter 2021.

During February 2021, the Company entered into a short-term promissory note for principal amount of $20,000 with a stockholder of the Company. The note is payable on demand and bears interest at a rate of 8% per annum. The note is unsecured obligation of the Company. As of September 30, 2021, the principal balance of this note amounted to $20,000 and accrued interest was $533.

The SBA is a 30-year loan, but we plan to pay off this loan in 2022. The rest of the loans do not have a maturity date assigned to them and are payable upon demand.

The Company has recorded another liability which includes building leasehold improvements and SAP software and support fees. Refer to Note 9.

	September 30, 2021	December 31, 2020
Notes payable - related party (1)	$4,062,713	$7,911,044
Notes payable – related party (2)	2,077,886	151,500
Notes payable -related party (3)	-	7,000,000
Notes payable - related party (4)	75,556	-
Total related party notes	6,216,155	15,061,044
Paycheck protection loan (5)	-	273,300
SBA loan (4)	99,100	-
Total notes payable	$6,315,255	$15,061,044

	September 30, 2021	December 31, 2020
Other liability—related party
SAP software, support and building modifications	$3,042,638	$2,698,659

(1)	Payable to Quintel. Amount agreed to carry forward in reverse merger transaction and includes historical interest owed of $1,932,358. Interest was removed from the balance sheet. In September, Panacea sold $4.7 million in PPE inventory to Quintel to facilitate a transaction. The net effect of this transaction was a credit to revenue, debit to finished goods inventory and a credit to the Quintel loan.
(2)	Payable to CEO, secured by XXII common stock.
(3)	Convertible debt owed to XXII
(4)	Liability carried over from Exactus
(5)	Paycheck protection loans include Exactus’ and Panacea’s loans.

NOTE 6 - STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock

The Company’s authorized common stock consists of 650,000,000 shares with a par value of $0.0001 per share.

Common stock options

Stock Option Plan

On June 30, 2021 the Company’s stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the issuance of 339,522 incentive awards in the form of non-qualified and incentive stock options, restricted stock awards, restricted stock unit awards, warrants and preferred stock. The awards may be granted by the Company’s Board of Directors to its employees, directors and officers and to consultants, agents, advisors and independent contractors who provide services to the Company or to a subsidiary of the Company. The exercise price for stock options must not be less than the fair market value of the underlying shares on the date of grant. The incentive awards shall either be fully vested and exercisable from the date of grant or shall vest and become exercisable in such installments as the Board of Directors or Compensation Committee may specify. Stock options expire no later than ten years from the date of grant. The aggregate number of shares of common stock which may be issued pursuant to the Plan is 144,621. Unless sooner terminated, the Plan shall terminate in 10 years.

As part of the merger of Exactus, Panacea assumed the Exactus 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan provides for the issuance of incentive awards in the form of non-qualified and incentive stock options, stock appreciation rights, restricted stock awards, and restricted stock unit awards. The awards may be granted by the Company’s Board of Directors to its employees, directors and officers and to consultants, agents, advisors and independent contractors who provide services to the Company or to a subsidiary of the Company. The exercise price for stock options must not be less than the fair market value of the underlying shares on the date of grant. The incentive awards shall either be fully vested and exercisable from the date of grant or shall vest and become exercisable in such installments as the Board or Compensation Committee may specify. Stock options expire no later than ten years from the date of grant. The aggregate number of shares of common stock which may be issued pursuant to the Plan is 339,285 unless sooner terminated, the Plan shall terminate in 10 years. This plan had 196,491 fully vested options outstanding at the time of the merger. There have been no options granted under this plan subsequent to the merger.

Stock Options

A summary of the stock option activity is presented below:

	Options Outstanding as of September 30, 2021
	Number of Shares Subject to Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Balance at December 31, 2020	-	-	-	-
Options assumed in merger	196,491	$3.64	3.70	192,500
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options canceled / expired	-	-	-	-
Balance at September 30, 2021	196,491	$3.64	3.45	$192,500

Vested and exercisable at September 30, 2021	196,491	$3.64	3.45	$192,500

Stock Warrants

As a result of the Merger closing (see Note 10), as of September 30, 2021, the Company had outstanding warrants to purchase an aggregate of 56,377 shares of common stock, 56,377 of which were exercisable. The warrants were previously issued by Exactus, Inc. and assumed in the Merger. The Company’s outstanding warrants as of September 30, 2021 is summarized as follows, and all were exercisable at that date.

Name	Expire	Number of Shares
Balance at December 31, 2020	-	-
Assumed in merger		56,376
Total		56,376

As of September 30, 2021, the outstanding warrants have no intrinsic value.

Restricted Stock

A summary of the restricted stock activity is presented below:

Restricted Stock Common Stock
Balance at December 31, 2020	-
Assumed in merger	107,993
Balance at September 30, 2021	107,993

As of September 30, 2021, there were no unamortized or unvested stock-based compensation costs related to restricted share arrangements.

Preferred Stock

The Company’s authorized preferred stock consists of 50,000,000 shares with a par value of $0.0001.

In connection with our acquisition of Panacea on June 30, 2021, we issued convertible preferred stock to our new principal shareholder and Chief Executive Officer (and her affiliates) as follows:

1,000,000 shares of Series C Convertible Preferred Stock (the “Series C”) 10,000 shares of Series C-1 Convertible Preferred Stock (the “Series C-1”) and 10,000 shares of Series D Convertible Preferred Stock (the “Series D”), which together convert into approximately 17.8% of the Company’s common stock outstanding as of that date. The Series C has a liquidation preference of $6.046 per share, is convertible at the rate of 2.289 shares of common stock per share and through December 31, 2023 has the option to participate in the recovery by the Company of certain assets. In order to avail herself of the rights, the holder can cause the Company to use the cash generated by the assets and repurchase Series C at a price equal to the liquidation preference per share, subject to the Company maintaining an agreed upon level of net assets. The Series C-1 has a liquidation preference of $281.25 per share and is convertible at the rate of 106.49 shares of common stock for each share of Series C-1. The Series D has a liquidation preference of $430 per share and is convertible into common stock at the rate of 162.813 shares of common stock per share. The Series C, C-1 and D also vote on an as converted basis.

Effective October 25, 2021, we filed a Certificate of Designation for 100 shares of Series C-2 Convertible Preferred Stock (the “Series C-2”). Following effectiveness our Chief Executive Officer exchanged 2,050,000 shares of her common stock for 100 shares of Series C-2. The Series C-2’s only rights are to convert into 2,050,000 shares of common stock on or after November 1, 2022 and to vote on an as-converted basis. The effect of this exchange was to increase the percentage of public float compared to outstanding common stock.

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

The Company authorized the issuance of a total of 1,000 shares of Series A Preferred for issuance. Each share of Series A Preferred is convertible at the option of the holder, into that number of shares of our common stock (subject to certain limitations on beneficial ownership) determined by dividing the Stated Value by $0.05 per share (the “Conversion Price”), subject to adjustment in the event of stock dividends, stock splits, stock combinations, reclassifications or similar transactions that proportionately decrease or increase the common stock. During the quarter ended September 30, 2021, the investor converted 100 shares of Series A Preferred stock into 2,000,000 shares of common stock.

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

On February 16, 2021, the Company offered to holders of our prior Series D Preferred Stockholder(s) enhanced inducements to voluntarily convert preferred shares into our common stock.

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

PANACEA LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(unaudited)

	Three Months Ended September 30, 2021
	Preferred Stock Convertible - Series A Shares		Preferred Stock Series B-1 Shares		Preferred Stock Series B-2 Shares		Preferred Stock Series C Shares		Preferred Stock Series C-1 Shares		Preferred Stock Series D Shares		TOTAL PREFERRED STOCK
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of June 30, 2021	450	$-	1,500,000	$150	6,000,000	$600	1,000,000	$100	10,000	$1	10,000	$1	8,520,450	$852
Series A Preferred stock converted to common shares	(100)	-	-	-	-	-	-	-	-	-	-	-	(100)	-
Balance as of September 30, 2021	350	$-	1,500,000	$150	6,000,000	$600	1,000,000	$100	10,000	$1	10,000	$1	8,520,350	$852

	Nine Months Ended September 30, 2021
	Preferred Stock Convertible - Series A Shares		Preferred Stock Series B-1 Shares		Preferred Stock Series B-2 Shares		Preferred Stock Series C Shares		Preferred Stock Series C-1 Shares		Preferred Stock Series D Shares		TOTAL PREFERRED STOCK
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	-	$-	-	$-	-	-	1,000,000	$100	10,000	$1	10,000	$1	1,020,000	$102
Shares issued for acquisition	450	-	1,500,000	150	6,000,000	600	-	-	-	-	-	-	7,500,000	750
Series A Preferred stock converted to common shares	(100)	-	-	-	-	-	-	-	-	-	-	-	(100)	-
Balance as of September 30, 2021	350	$-	1,500,000	$150	6,000,000	600	1,000,000	$100	10,000	$1	10,000	$1	8,520,350	$852

	Three Months Ended September 30, 2020
	Preferred Stock Convertible - Series A Shares		Preferred Stock Series B-1 Shares		Preferred Stock Series B-2 Shares		Preferred Stock Series C Shares		Preferred Stock Series C-1 Shares		Preferred Stock Series D Shares		TOTAL PREFERRED STOCK
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of June 30, 2020	-	$-	-	$-	-	$-	1,000,000	$100	10,000	$1	10,000	$1	1,020,000	$102
Shares issued for acquisition	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Balance as of September 30, 2020	-	$-	-	$-	-	$-	1,000,000	$100	10,000	$1	10,000	$1	1,020,000	$102

	Nine Months Ended September 30, 2020
	Preferred Stock Convertible - Series A Shares		Preferred Stock Series B-1 Shares		Preferred Stock Series B-2 Shares		Preferred Stock Series C Shares		Preferred Stock Series C-1 Shares		Preferred Stock Series D Shares		TOTAL PREFERRED STOCK
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	-	$-	-	$-	-	$-	1,000,000	$100	10,000	$1	10,000	$1	1,020,000	$102
Shares issued for acquisition	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Balance as of September 30, 2020	-	$-	-	$-	-	$-	1,000,000	$100	10,000	$1	10,000	$1	1,020,000	$102

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Legal Matters

In the ordinary course of business, the Company enters into agreements with third parties that include indemnification provisions which, in its judgment, are normal and customary for companies in the Company’s industry sector. These agreements are typically with business partners, and suppliers. Pursuant to these agreements, the Company generally agrees to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to the Company’s products, use of such products, or other actions taken or omitted by us. The maximum potential number of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, the Company has no liabilities recorded for these provisions as of September 30, 2021.

As a result of our acquisition of Panacea, the Company is now involved in the following pending litigation:

On February 16, 2021, Henley Group, Inc. filed with the Superior Court of the State of California, San Bernardino County, a complaint (Case #: SIV SB 2105771) against Panacea for breach of contract and fraud related to Panacea’s non-delivery of product. While Panacea refunded the purchase price, the plaintiff seeks damages including lost profits and costs which plaintiff alleged to have incurred in the amount of approximately $45,000. The plaintiff also seeks attorney’s fees and costs, consequential damages and punitive damages. Panacea’s attorney has submitted counterclaims and we believe this complaint is frivolous. Mediation is scheduled for November, 2021.

Concentrations

The Company has no concentration of vendors that would impact production costs in the longer term. On the revenue side, in the 3rd Quarter we signed a large contract with a convenience store chain. The revenues from the first shipment of CBD products are 29% of the 3rd Q revenue.

The Company has no contingencies, material commitments, or purchase obligations or sales obligations.

The other concentration is in the accounts receivable category, where three customer accounts for 61% of the accounts receivable. One of the three customer contracts is unique in that we produced all of the products for them to sell, and they pay Panacea as the items are sold in the ecommerce marketplace. Thus, until their inventory is depleted, we will have accounts receivable. The largest customer receivable (36% of the 61%) was paid in October.

NOTE 8 - RELATED PARTY TRANSACTIONS

Notes Payable and Accrued Interest – Related Parties

On June 30, 2021 Panacea received a loan of from Quintel-MC Incorporated, an affiliate of the Company’s CEO in exchange for the Quintel Note. (see Note 6 – Notes Payable - Quintel Note). The principal of this loan is $4,062,713.

On June 30, 2021, Panacea issued the Company’s CEO, Ms. Buttorff, a 10% promissory note in the amount of $1,624,000 secured by a pledge of certain XXII common stock owned by Panacea (see Note 6 – Notes Payable — Buttorff Note and Note 2 Going concern).

On July 1, 2021, the Company issued Ms. Buttorff a $1 million line of credit note (see Note 6 – Notes Payable — Buttorff Note). To date $392,201 of the line of credit has been consumed.

During October 2019, the Company issued a short-term promissory notes to an officer of Exactus, for an aggregate principal amount of $55,556.

J&N Real Estate is related party owned by Ms. Buttorff and J&N holds a note of $4.3 million for Panacea.

The Services Agreement, dated January 1, 2019, by and between the Company and Quintel, with respect to IT, HR, accounting/periodic reporting, production planning, and employee reporting services. The Master Agreement, dated January 1, 2019, by and between the Company and Quintel/Canna Software, LLC for the provision of the ERPCannabis solution. As of September 30, 2021 the outstanding obligation under these two service contracts is $3,042,638.

The interest payments recorded for the related party loans are shown below.

	September 30, 2021	December 31, 2020
Accrued Interest
Related party loan-Quintel	$0	$1,350,653
Related party loan-CEO loan	45,675	0
Related party loan-XXII	0	0

	Three months ended September 30, 2021	Nine months ended September 30, 2021	Three months ended September 30, 2020	Nine months ended September 30, 2020
Interest Expense
Related party loan-Quintel	$123,104	$645,628	$257,234	$643,171
Related party loan-CEO loan	42,494	102,679	0	0
Related party loan-XXII	0	0	175,000	525,000
Related party loan – Line of Credit	9,129	9,129	0

Other

The Company continues to hold 1,227,017 shares of XXII stock which is available for sale. On August 25, 2021 70,000 shares were sold and the proceeds from the sale was $230,296. XXII recently moved from the NYSE to NASDAQ. As of September 30, 2021 XXII is a common shareholder of the Company.

NOTE 9 – SUBSEQUENT EVENTS

Effective October 25, 2021 the Company completed the 1-for-28 reverse stock split as well as the name change from Exactus, Inc. to Panacea Life Sciences Holdings, Inc.

Effective October 25, 2021, we filed a Certificate of Designation for 100 shares of Series C-2 Convertible Preferred Stock (the “Series C-2”). Following effectiveness our Chief Executive Officer exchanged 2,050,000 shares of her common stock for 100 shares of Series C-2. The Series C-2’s only rights are to convert into 2,050,000 shares of common stock on or after November 1, 2022 and to vote on an as-converted basis. The effect of this exchange was to increase the percentage of public float compared to outstanding common stock.

On November 18, 2021, the Company and an institutional investor closed in escrow a $1.1 million original issue discount convertible note (the “Note”) financing in which the investor is paying $1 million in gross proceeds. The one-year Note is convertible into common stock at $1.40 per share. The Company also issued the investor 785,715 warrants to purchase common stock at an exercise price of $1.40 per share. The warrants are exercisable over a five-year period beginning May 18, 2022. The parties also entered into a Registration Rights Agreement giving the investor certain demand registration rights. After payment of a 10% commission to a broker-dealer, the adjusted net proceeds will be $900,000 before expenses including legal fees of the investor. The Company has entered into an Escrow Agreement with a bank and expects that the closing will occur on or shortly after November 21, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The foregoing numbers are subject to the review of the Company’s auditors; after completion of the review, the Company will file an amended form 10-Q/A.

Business Overview

The Company is a Nevada corporation organized in 2008. The Company has pursued opportunities in Cannabidiol, which we refer to as “CBD”, since December 2018 when we expanded our focus to pursue opportunities in hemp-derived CBD. We expect to change our name to Panacea Life Sciences Holdings, Inc. subject to regulatory compliance. To that end, on September 30, 2021 we entered into the Exchange Agreement with Panacea and the Panacea stockholders and as a result became a seed-to-sale CBD company. The former Panacea stockholders have assumed majority control of the Company, and all our operations are now operated through Panacea which because of the share exchange became a wholly owned subsidiary of the Company. Leslie Buttorff, who became the Company’s Chief Executive Officer and a director upon the closing of the share exchange, also became our principal stockholder through common stock and Convertible Preferred Stock issued to her and entities she controls.

Panacea, which was founded by Leslie Buttorff in 2017 as a woman-owned business, attracted a $14 million investment from 22nd Century Group, Inc., or XXII, a plant biotechnology company which also has a focus on CBD products and technology, during 2019. XXII has retained a 15% stake in the Company following the share exchange. Through Panacea, we are dedicated to developing and producing the highest-quality, most medically relevant, legal, hemp-derived cannabinoid products for consumers and pets. Beginning at a farm Panacea owns a parcel of located at Needle Rock, Colorado and leases laboratory space within a 51,000 square foot, state-of-the-art, cGMP, extraction, manufacturing, testing and fulfillment center located in Golden, Colorado, Panacea operates in every segment of the CBD product value chain. From cultivation to finished goods, Panacea ensures its products with stringent testing protocols employed at every stage of the supply chain. Panacea endeavors to offer pure natural remedies within product lines for every aspect of life: PANA Health®, PANA Beauty®, PANA Sport™, PANA Pet®, PANA Pure® and PANA Life™.

In the third quarter of fiscal year 2021 we obtained additional registration on two more of our six brands and our mark. Panacea engaged Karsh Hagan, an independent, multi-disciplined marketing, design and technology company in Denver, Colorado to assist with brand development and roll out strategies.

Currently Panacea sells over 60 different product SKUs of CBD and CBG products. In addition, we offer “white label” licensing to retail businesses and contract manufacturing services to smaller CBD companies. In the sales area we were able to close a significant transaction with a national convenience store and we shipped out our first purchase order of products in August, 2021.

We were also engaged by a third-party company to develop various formulations for pet products and human products. We plan to manufacture their products for sale in the 4th quarter.

Our Industrial Hemp Supply

Panacea’s 2021 crop is being grown in NeedleRock Farms in Crawford CO. XXII is the grower and is using organic practices for the crop. XXII will provide Panacea $500,000 of hemp. Panacea will also be engaged by XXII to assist with XXII’s ingredient extraction and purification processes. Working with Panacea and other companies in the industry, XXII has secured strategic partnerships to maximize and support each of the key segments of its cannabinoid value chain: plant profiling (CannaMetrix), plant biotechnology (KeyGene), plant breeding, commercial-scale plant cultivation, and ingredient extraction/purification (Sawatch Agriculture, Folium Botanical, Aurora Cannabis, Needle Rock Farms, and Panacea. We also continue to complete tolling deals with various farmer which include both CBD and CBG strains.

Partnership with Universities

The grand opening of the Panacea Life Sciences Cannabinoid Research Center at CSU was held on October 19, 2021. The first studies at the center are underway for isolation of rare cannabinoids, examining cannabidiol’s effects on Inflammatory Bowel Disease (IBS), as well as supporting research into dementia and chronic pelvic pain. We have also signed an agreement with the Colorado School of Mines in the area of developing hemp based sustainability products.

Company Information Technology Infrastructure

The ERPCannabis system is based on an SAP architecture and was used to develop the base installation. All financial, human resource, payroll, procurement, production planning and materials management business processes are represented in this system. In addition, the system is linked to our e-Commerce website www.panacealife.com. This system allows us to update product costing and determine inventory levels which will be critical as the company expands. In addition, sophisticated financial and payroll processing are inherent in the solution; thus, offering investors detailed accounting results related to company investments. We plan to expand on the use of this infrastructure for acquisitions and service offerings.

Results of Operations

Set forth below is the discussion of the results of operations of the Company for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The information which follows relates to the operations of Panacea which under applicable accounting rules are treated as the operation of the Company.

Three Months Ended September 30, 2021 and 2020

Net Revenues

The Company is principally engaged in the business of producing and selling products made from industrial hemp. Revenue consists of sales of our six category of brand products, white label and contract manufacturing sales to other CBD companies, raw material sales (distillate and isolate), tolling products, and leasing space. During the three months ended September 30, 2021, the Company generated $0.588 million in revenue compared to $1.343 million in the three months ended September 30, 2020. The decrease in sales is attributed to less PPE items being sold in 2021. A large proportion of our revenue for the 2020 period was attributable to sales of PPE products that we procured and produced during the COVID-19 pandemic. The Company does not intend to continue with these PPE products once they are all sold.

Cost of Sales

The primary components of cost of sales include the cost of manufacturing the CBD products. For the three months ended September 30, 2021, the Company’s cost of sales amounted to $0.305 million and $2.906 million in 2020. The decrease in costs from 2020 to 2021 are attributed to the PPE materials. Due to COVID-19 the Company did and continues to experience delays from raw materials purchased from Asia and China. There also continues to be lack of port space in the Long Beach, CA area.

Operating Expenses

Production related operating expenses were $1.319 million during the three months ended September 30, 2021 compared to $1.307 million during the three months ended September 30, 2020. Currently, production related salaries are included in operating expenses.

General and administrative expenses (G&A) were $0.290 million for the three months ended September 30, 2021 compared to $0.483 million during the three months ended September 30, 2020.

Nine Months Ended September 30, 2021 and 2020

Net Revenues

During the nine months ended September 30, 2021, the Company generated $1.414 million in revenue. In the nine months ended September 30, 2020, the revenue totaled $8.305 million. The decrease in revenues is due to PPE sales that occurred in 2020, but in 2021 the PPE sales were used to offset loans made from Quintel. A sale of PPE was made to Quintel, a related party, for $4.6 million of inventory, however, due to accounting opinions this transaction was not treated as revenue, but was treated as a reduction in inventory and a reduction in the Quintel loan. Also, COVID and the conflicting messages from the FDA concerning CBD continue to hamper retail expansion activities.

Also, the rental income received of $0.221 million and $0.212 million for 2021 and 2020 was treated as Other Income.

Cost of Sales

The primary components of cost of sales include the cost of the CBD product. For the nine months ended September 30, 2021, the Company’s cost of sales amounted to $0.884 million and $6.286 million in 2020. The decrease in costs from 2020 to 2021 are attributed to the PPE materials and the decrease in CBD related revenues.

Operating Expenses

Production related expenses were $3.475 million during the nine months ended September 30, 2021 compared to $3.012 million during the nine months ended September 30, 2020. Currently, salaries are included in production related expenses.

General and administrative expenses were $0.911 million for the nine months ended September 30, 2021 compared to $2.551 million during the nine months ended September 30, 2020.

Summary of Cash Flows

Cash flows from operating activities

The largest source of operating cash is from our customers. A large majority of our customers purchase CBD on-line, so credit card payments are collected and paid within 1-2 business days. Other white label and contract manufacturing customers pay before the products are released. Some larger customers have either net 10, 2% or 30 day net terms. Net cash used in operating activities was ($2,383,703) million and ($5,992,778) million for nine months ended September 30, for 2021 and 2020, respectively.

Cash flows from investing activities

Cash received from Exactus via the share exchange, proceeds from the sales of XXII stock and cash received from disposal of assets comprised this category and were $0.505 million for the nine months ended September 30, 2021 and ($3,776,122) million for September 30, 2020.

Cash flows from financing activities

Net cash provided by financing activities for the nine months ended September 30, 2021 was $1.809 million. For the same period in 2020 the financing was $1.514 million. In both years the primary financing was cash provided by Company’s CEO. In 2021, there was a cash payment received of $0.243 from the paycheck loan program.

Liquidity and Capital Resources

On September 30, 2021, we had approximately $3,631,970 million in cash and liquid stock of XXII. The Chief Executive Officer of the Company holds the XXII shares pursuant to the pledge agreement and has the power at any time to permit the Company to sell the shares to provide working capital. In August 70,000 shares were sold for working capital. Panacea has borrowed substantial sums from Leslie Buttorff, our Chief Executive Officer, to meet its working capital obligations. On September 30, 2021 Panacea issued an affiliate of Ms. Buttorff a 12% demand promissory note for $4.063 million and issued Ms. Buttorff a 10% demand promissory note for $1.624 million secured by a pledge of certain XXII common stock owned by Panacea. Additionally, the Company has a line of credit with Ms. Buttorff through which it may borrow up to $1 million at a 10% annual interest rate. To date $392,201 of the line of credit has been consumed.

We may not have sufficient cash resources to sustain our operations for the next 12 months, particularly if the large sales agreements and purchase orders we have do not result in the revenue anticipated. We may be dependent on obtaining financing from one or more debt or equity offerings or further loans from Ms. Buttorff assuming she agrees to advance further funds. On November 18, 2021, the Company and an institutional investor closed in escrow a $1.1 million original issue discount convertible note (the “Note”) financing in which the investor is paying $1 million in gross proceeds of which $900,000 will go to the Company.

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

Off Balance Sheet Arrangements

As of September 30, 2021, we had no material off-balance sheet arrangements.

Potential Impacts of the COVID-19 Pandemic on Our Business Operations

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

Although forward-looking statements in this Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties discussed under the heading “Risk Factors” within Part I, Item 1A of the Report for the three and nine months ended June 30, 2021, and other documents we file from time-to-time with the SEC. Such risks, uncertainties and changes in condition, significance, value, and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report and are based on information currently and reasonably known to us. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that may arise after the date of this Report, other than as required by law. Readers are urged to carefully review and consider the various disclosures made in this Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Critical Accounting Estimates and New Accounting Pronouncements

New Accounting Pronouncements

See Note 2, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES to the unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Critical Accounting Estimates

The discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with US GAAP. The preparation of the Company’s condensed consolidated financial statements requires its management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures. The Company’s management bases its estimates, assumptions and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Different assumptions and judgments would change the estimates used in the preparation of the Company’s condensed consolidated financial statements which, in turn, could change the results from those reported. In addition, actual results may differ from these estimates and such differences could be material to the Company’s financial position and results of operations.

Critical accounting estimates are those that the Company’s management considers the most important to the portrayal of the Company’s financial condition and results of operations because they require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s critical accounting estimates in relation to its condensed consolidated financial statements include those related to:

●	Goodwill and intangible assets
●	Fair value of marketable securities
●	Incremental Borrowing Rate used Right of Use Asset Calculations
●	Business combinations

Goodwill and Indefinite-Lived Intangibles

We allocate the cost of acquired companies to the identifiable tangible and intangible assets acquired and liabilities assumed, with the remaining amount classified as goodwill. The identification and valuation of these intangible assets and the determination of the estimated useful lives at the time of acquisition, as well as the completion of impairment tests, require significant management judgments and estimates. These estimates are made based on, among other factors, review of projected future operating results and business plans, economic projections, anticipated highest and best use of future cash flows and the cost of capital. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of goodwill and other intangible assets, and potentially result in a different impact to our results of operations. Further, changes in business strategy and/or market conditions may significantly impact these judgments and thereby impact the fair value of these assets, which could result in an impairment of the goodwill or intangible assets.

Goodwill is not amortized but is tested for impairment annually and whenever events or circumstances change that indicate impairment may have occurred. We tested goodwill for impairment and determined there was no impairment and found not impairment charge based on the excess of a reporting unit’s carrying amount over our fair value.

Fair value of marketable securities

Marketable securities are recorded at fair value using the quoted market prices and changes in fair value are recorded as net realized gains or losses in comprehensive income. We monitor these investments for impairment and make appropriate reductions in carrying values as necessary.

Incremental Borrowing Rate used Right of Use Asset Calculations

We determine if a contract is a lease or contains a lease at the inception of the contract and reassess that conclusion if the contract is modified. All leases are assessed for classification as an operating lease or a finance lease. Operating lease right-of-use, or ROU, assets are included in non-current other assets on our consolidated balance sheet. Operating lease liabilities are separated into a current portion, included within other accrued liabilities on our consolidated balance sheet, and a non-current portion, included within other long-term liabilities on our consolidated balance sheet. We do not have any finance lease ROU assets or liabilities. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. We do not obtain and control the right to use the identified asset until the lease commencement date.

Our lease liabilities are recognized at the applicable lease commencement date based on the present value of the lease payments required to be paid over the lease term. Because the interest rate implicit in the lease is not readily determinable, we generally use our incremental borrowing rate to discount the lease payments to present value. The estimated incremental borrowing rate is derived from information available at the lease commencement date. We factor in publicly available data for instruments with similar characteristics when calculating our incremental borrowing rates. Our ROU assets are also recognized at the applicable lease commencement date. The ROU asset equals the carrying amount of the related lease liability, adjusted for any lease payments made prior to lease commencement and lease incentives provided by the lessor. Variable lease payments are expensed as incurred and do not factor into the measurement of the applicable ROU asset or lease liability.

Business Combinations

We have applied significant estimates and judgments in order to determine the fair value of the identified assets acquired, liabilities assumed and goodwill recognized in connection with our business combinations to ensure the value of the assets and liabilities acquired are recognized at fair value as of the acquisition date. In measuring the fair value, we utilize valuation techniques consistent with the market approach, income approach, or cost approach.

The valuation of the identifiable assets and liabilities includes assumptions made in performing the valuation, such as projected revenue, weighted average cost of capital, discount rates, estimated useful lives, and other relevant assessments. These assessments can be significantly affected by our estimates, judgments, and assumptions. If actual results are not consistent with our estimates, judgments, or assumptions, or if additional or new information arises in the future that affects our fair value estimates, then adjustments to our initial fair value estimates may have a material impact to our purchase accounting or our results of operations. If actual results are not consistent with our estimates, judgments, or assumptions, or if additional or new information arises in the future, beyond our one-year measurement period, that affects our fair value estimates, then adjustments to our initial fair value estimates may have a material impact to our results of operations.

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

Changes in Internal Controls over Financial Reporting

As a result of the recent acquisition of Panacea, management believes that the Company’s internal controls over financial reporting have improved because Panacea uses SAP ERP system for its financial, inventory, product and human resources areas. SAP requires strict internal controls. Other than the foregoing, there have been no changes in the internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As a result of our acquisition of Panacea, the Company is now involved in the following pending litigation:

On February 16, 2021, Henley Group, Inc. filed with the Superior Court of the State of California, San Bernardino County, a complaint (Case #: SIV SB 2105771) against Panacea for breach of contract and fraud related to Panacea’s non-delivery of product. While Panacea refunded the purchase price, the plaintiff seeks damages including lost profits and costs which plaintiff alleged to have incurred in the amount of approximately $45,000. The plaintiff also seeks attorney’s fees and costs, consequential damages and punitive damages. Panacea’s attorney has submitted counterclaims and believes this complaint is frivolous.

ITEM 1A. RISK FACTORS.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS.

During the three months ended September 30, 2021, the Company did not issue any stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

ITEM 6. EXHIBITS.

		Incorporated by Reference
Exhibit #	Exhibit Description	Form	Date	Number	Filed or Furnished Herewith
3.1	Amended Articles of Incorporation	8-K	7/7/21	3.1
3.1(a)	Certificate of Amendment to its Amended and Restated Articles of Incorporation – name change and reverse stock split	8-K	10/29/21	3.1
3.2	Amended Bylaws	8-K	7/7/21	3.2
3.3	Certificate of Designation for Series A Preferred Stock	8-K	2/18/21	4.1
3.4	Certificate of Designation for Series B-1 Preferred Stock	8-K	3/4/16	3.1
3.5	Certificate of Designation for Series B-2 Preferred Stock	8-K/A	2/17/16	3.2
3.6	Certificate of Designation for Series C Preferred Stock	10-Q	8/23/21	3.7
3.7	Certificate of Designation for Series C-1 Preferred Stock	10-Q	8/23/21	3.8
3.8	Certificate of Designation for Series C-2 Preferred Stock	8-K	10/29/21	3.2
3.9	Certificate of Designation for Series D Preferred Stock	10-Q	8/23/21	3.9
10.1	2021 Equity Incentive Plan*	10-Q	8/23/21	10.1
10.2	Employment Agreement dated June 30, 2021 – Leslie Buttorff*	10-Q	8/23/21	10.2
10.3	Form of Securities Exchange Agreement	8-K	7/7/21	10.1
10.4	Form of Indemnification Agreement*	8-K	7/7/21	10.2
10.5	Form of Promissory Note issued to Quintel-MC Incorporated (Panacea)	10-Q	8/23/21	10.5
10.6	Form of Promissory Note issued to Leslie Buttorff (Panacea)	10-Q	8/23/21	10.6
10.7	Form of Promissory Note issued to Leslie Buttorff (Exactus)	10-Q	8/23/21	10.7
10.8	Note Exchange Agreement+**	10-Q	8/23/21	10.8
10.9	Assignment of lease	10-Q	8/23/21	10.9
31.1	Certification of Principal Executive Officer and Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished***
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Panacea Life Sciences Holdings, Inc.

November 22, 2021	/s/ Leslie Buttorff
Leslie Buttorff
Chief Executive Officer

