Form 10-Q/A
period 2021-06-30
PANACEA LIFE SCIENCES HOLDINGS, INC.
filed 2021-12-17
CIK 1552189

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

Exactus, Inc. 80 NE 4th Avenue, Suite 28, Delray Beach, FL 33483

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,073,708 shares of common stock, par value $0.0001 per share, outstanding as December 9, 2021.

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q (the “Q2 2021 Form 10-Q”) of Panacea Life Sciences Holdings, Inc. (F/K/A Exactus, Inc.) (the “Company”) for the quarter ended June 30, 2021, as filed with the Securities and Exchange Commission (the “SEC”) on August 23, 2021. We are filing this Amendment to change certain disclosures in Part I. Item 1 – Financial Statements, and Part II. Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – of the Q2 2021 Form 10-Q following the completion of review by the Company’s independent registered public accounting firm. The Q2 2021 Form 10-Q was previously filed before the review was completed. The review required adjustments to be made to the revenue and costs of goods sold, lease liability section, Exactus options and warrant updates.

In addition, the Exhibit Index in Item 6 of Part II of the Q2 2021 Form 10-Q is hereby amended and restated in its entirety and currently dated certifications required under Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Amendment.

The Q2 2021 Form 10-Q/A Amendment No. 1 continues to speak as of its date, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Q2 2021 Form 10-Q other than as expressly indicated in this Amendment. For additional details please refer to Note 11.

All share and per share numbers have been retroactively adjusted to give effect to a 1-for-28 reverse stock split effective October 25, 2021.

2

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Panacea Life Sciences Holdings, Inc and Subsidiary (f/k/a Exactus, Inc.)

Unaudited Condensed Consolidated Balance Sheets

	As Restated
	June 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$130,707	$84,379
Accounts receivable, net	289,621	147,302
Other receivables, related party	500,000	-
Inventory, net	4,273,339	8,409,734
Marketable securities related party	6,005,188	2,853,437
Prepaid expenses and other current assets	101,968	27,375
TOTAL CURRENT ASSETS	11,300,823	11,522,227

Operating lease right-of-use asset, net, related party	3,767,641	3,937,706
Property and equipment, net	9,430,789	13,590,286
Intangible assets, net	92,100	122,801
Goodwill	2,188,810	2,188,810
TOTAL ASSETS	$26,780,163	$31,361,830

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,178,325	$1,765,267
Operating lease liability, current portion, related party	1,393,425	1,162,869
Note payable-current, related party	5,823,954	15,061,044
Paycheck protection loan, SBA Loan	335,510	273,300
TOTAL CURRENT LIABILITIES:	8,731,214	18,262,480

Operating lease liability, long-term portion, related party	3,521,156	3,692,392
Other long-term liabilities, related party	3,042,638	2,698,659
TOTAL LIABILITIES	15,295,008	24,653,531

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Series A Preferred Stock: $0.0001 Par Value, 1,000 shares designated; 450 and 0 shares issued and outstanding on June 30, 2021 and December 31, 2020 respectively.	-	-
Series B-1 Preferred: $0.0001 Par Value, 32,000,000 shares designated; 1,500,000 and 0 shares issued and outstanding on June 30, 2021 and December 31, 2020 respectively.	150	-
Series B-2 Preferred: $0.0001 Par Value, 6,000,000 shares designated; 6,000,000 and 0 shares issued and outstanding on June 30, 2021 and December 31, 2020 respectively.	600	-
Series C Preferred: $0.0001 Par Value, 1,000,000 shares designated; 1,000,000 and 1,000,000 shares issued and outstanding on June 30, 2021 and December 31, 2020 respectively.	100	100
Series C-1 Preferred: $0.0001 Par Value, 10,000 shares designated and 10,000 and 10,000 shares issued and outstanding on June 30, 2021 and December 31, 2020 respectively.	1	1
Series D Preferred: $0.0001 Par Value, 10,000 shares designated and 10,000 and 10,000 shares issued and outstanding on June 30, 2021 and December 31, 2020 respectively.	1	1
Common Stock: $0.0001 Par Value, 650,000,000 shares authorized; 21,321,613 and 16,915,706 shares issued and outstanding on June 30, 2021 and December 31, 2020 respectively.	2,132	1,692
Additional paid in capital	23,066,921	18,689,119
Accumulated deficit	(11,584,750)	(11,982,614)
TOTAL STOCKHOLDERS’ EQUITY	11,485,155	6,708,299

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,780,163	$31,361,830

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Panacea Life Sciences Holdings, Inc and Subsidiary (f/k/a Exactus, Inc.)

Unaudited Condensed Consolidated Statements of Operations

	As Restated
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
REVENUE	$313,496	$6,161,468	$825,634	$6,961,989
COST OF SALES	248,646	2,975,972	578,483	3,380,099
GROSS PROFIT	64,850	3,185,496	247,151	3,581,890

OPERATING EXPENSES
Production related operating expenses	1,169,040	976,546	2,156,973	1,705,316
General and administrative expenses	335,224	1,406,307	621,268	2,068,446
TOTAL OPERATING EXPENSES	1,504,264	2,382,853	2,778,241	3,773,762

INCOME (LOSS) FROM OPERATIONS	(1,439,414)	802,643	(2,531,090)	(191,872)

OTHER INCOME (EXPENSES)
Interest expense	(284,381)	(393,931)	(606,944)	(748,243)
Unrealized gain (loss) on marketable securities, net	1,738,002	18,676	3,151,751	(435,280)
Other income (loss)	-	158,405	-	(77,709)
Rental income	67,317	57,929	162,918	156,201
Gain (Loss) on sale of assets	(297,351)	11,500	(297,351)	(67,714)
Gain on extinguishment of debt	243,041	-	518,580	-
TOTAL OTHER INCOME (EXPENSE)	1,466,628	(147,421)	2,928,954	(1,172,745)

INCOME (LOSS) BEFORE INCOME TAXES	27,214	655,222	397,864	(1,364,617)

TAXES	-	-	-	-

NET INCOME (LOSS)	$27,214	$655,222	$397,864	$(1,364,617)

BASIC NET INCOME (LOSS) PER SHARE	$0.00	$0.04	$0.02	$(0.08)
DILUTED NET INCOME (LOSS) PER SHARE	$0.00	$0.04	$0.02	$(0.08)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	16,915,706	16,915,706	16,915,706	16,915,706
Diluted	16,915,706	16,915,706	16,915,706	16,915,706

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Panacea Life Sciences Holdings, Inc and Subsidiary (f/k/a Exactus, Inc.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	As restated
	Three Months Ended June 30, 2021
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2021	1,020,000	$102	16,915,706	$1,692	$18,689,119	$(11,611,964)	$7,078,949
Shares issued for acquisition	7,500,450	750	4,405,907	440	4,377,802	-	4,378,992
Net Income	-	-	-	-	-	27,214	27,214
Balance as of June 30, 2021	8,520,450	$852	21,321,613	$2,132	$23,066,921	$(11,584,750)	$11,485,155

	Six Months Ended June 30, 2021
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	1,020,000	$102	16,915,706	$1,692	$18,689,119	$(11,982,614)	$6,708,299
Shares issued for acquisition	7,500,450	750	4,405,907	440	4,377,802	-	4,378,992
Net Income	-	-	-	-	-	397,864	397,864
Balance as of June 30, 2021	8,520,450	$852	21,321,613	$2,132	$23,066,921	$(11,584,750)	$11,485,155

	Three Months Ended June 30, 2020
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2020	1,020,000	$102	16,915,706	$1,692	$18,689,119	$(8,770,623)	$9,920,290
Net Income	-	-	-	-	-	655,222	655,222
Balance as of June 30, 2020	1,020,000	$102	16,915,706	$1,692	$18,689,119	$(8,115,401)	$10,575,512

	Six Months Ended June 30, 2020
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2019	1,020,000	$102	16,915,706	$1,692	$18,689,119	$(6,750,784)	$11,940,129
Net (Loss)	-	-	-	-	-	(1,364,617)	(1,364,617)
Balance as of June 30, 2020	1,020,000	$102	16,915,706	$1,692	$18,689,119	$(8,115,401)	$10,575,512

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Panacea Life Sciences Holdings, Inc and Subsidiary (f/k/a Exactus, Inc.)

Unaudited Condensed Consolidated Statements of Cash Flows

	As Restated
	Six Months Ended June 30,
	2021	2020

Cash flows from operating activities
Net income (loss)	$397,864	$(1,364,617)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	887,838	647,253
Fixed asset disposal loss	297,351	67,714
Amortization of intangible assets	30,701	30,701
Gain on forgiveness of Paycheck Protection Program loan	(518,580)	-
Unrealized gain/loss on marketable securities	(3,151,751)	435,279
Changes in operating assets and liabilities
Accounts receivable	(142,319)	73,459
Inventory	(556,972)	(7,555,868)
Prepaid expense and other assets	(74,593)	(373,924)
Accounts payable and accrued expenses	661,376	1,791,547
Operating lease liability, net	229,386	229,391
Net cash used in operating activities	(1,939,699)	(6,019,065)

Cash flows from investing activities
Net cash received from acquisition	9,157	-
Proceeds from sale of fixed assets	446,026	34,920
Net fixed asset acquisition	(186,197)	(2,421,537)
Net Cash provided by (used in) investing activities	268,986	(2,386,617)

Cash flows from financing activities
Proceeds from payroll protection loan, SBA loan	243,041	273,300
Payments of principal on notes payable - related party	(135,000)	(3,503,545)
Proceeds on note payable - related party	1,609,000	4,717,105
Net cash provided by financing activities	1,717,041	1,486,860

Net increase (decrease) in Cash and Cash Equivalents	46,328	(6,918,822)
Cash and Cash Equivalents, Beginning of Period	84,379	8,515,509
Cash and Cash Equivalents, End of Period	$130,707	$1,596,687

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes during the year	$-	$-
Interest payments during the year	$-	$-

Noncash investing and financing activity
Non-cash receivable - related party	$(500,000)	$-
Related party loan repayment with inventory	$4,693,367	$-
Non cash fixed asset disposal as part of the reverse acquisition	$3,058,457	$-
Debt retired in merger, related party	$(12,718,441)	$-
Exactus liabilities from acquisition	$1,096,782	$-
Preferred Series B-1 Issuance in Acquisition	$150	$-
Preferred Series B-2 Issuance in Acquisition	$600	$-
Common stock issued for the reverse merger with Exactus	$4,369,085	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PANACEA LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

NOTE 1 - NATURE OF ORGANIZATION

Organization and Business Description

PANACEA LIFE SCIENCES HOLDINGS, Inc. (the “Company”, “Exactus”, “we”, “us”, “our”) was incorporated on January 18, 2008 in the State of Nevada. In January 2019, the Company added to the scope of its business activities, efforts to produce, market and sell products made from industrial hemp containing cannabidiol (“CBD”). On June 30, 2021 the Company entered into a Securities Exchange Agreement (the “Exchange Agreement”) with Panacea Life Sciences, Inc. (“Panacea”) a CBD company, and the stockholders of Panacea. Pursuant to the Exchange Agreement, the former Panacea stockholders assumed majority control of the Exactus and all operations are now operated by Panacea, which as a result of the share exchange became a wholly-owned subsidiary of the Exactus. (See Note 10 – Exchange Agreement).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The Company’s unaudited condensed consolidated financial statements include the financial statements of Panacea, a wholly owned subsidiary acquired on June 30, 2021. The merger is accounted for as a reverse acquisition and recapitalization in accordance with the Financial Accounting Standards Board (ASC 805, Business Combinations). Management evaluated the guidance contained in ASC 805 with respect to the identification of the acquirer in the merger and concluded, based on a consideration of the pertinent facts and circumstances, that Panacea acquired Exactus for financial accounting purposes.

Pursuant to the Exchange Agreement, this merger was accounted for as a reverse merger and recapitalization under US GAAP. Under this method of accounting, Exactus is treated as the “acquired” company for financial reporting purposes (the “Merger”). This determination is primarily based on Panacea stockholders comprising a relative majority of the voting power of the Company and having the ability to nominate the members of the board of directors of Exactus after the Merger, Panacea’s operations prior to the Merger comprising the only ongoing operations of the Company following the Merger, and Panacea’s senior management prior to the Merger comprising a majority of the senior management of the Company following the Merger. Accordingly, for accounting purposes, the financial statements of the Company represent a continuation of the financial statements of Panacea with the Merger being treated as the equivalent of Panacea issuing stock for the net assets of Exactus, accompanied by a recapitalization whereby no goodwill or other intangible assets are recorded. Transactions and balances prior to the Merger are those of Panacea. The shares and net loss per share available to holders of Panacea’s common stock prior to the Merger have been retroactively restated as shares reflecting the exchange ratio established in the Exchange Agreement.

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

Going concern

These unaudited condensed consolidated financial statements are presented on the basis that the Company will continue as a going concern. Panacea has merged with Exactus, so the below items reflect stand-alone historical results of Panacea through June 30, 2021 and the combined financial information thereafter. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since our inception in later 2017, we have generated losses from operations, except for some slight profits in a few quarters. As of June 30, 2021, our accumulated deficit was $11.6 million, and we had $6.1 million in cash and liquid stock. As of June 30, 2021 the shares of common stock we hold in 22nd Century Group, Inc. (NASDAQ:XXII) (“XXII”) were valued at approximately $6.0 million. The XXII stock is pledged to secure a $4,062,713 promissory note in favor of Quintel-MC, Incorporated (“Quintel”) and a $1,685,685 promissory note in favor of Leslie Buttorff, CEO of the Company, but can be used in operations as the CEO determines. Quintel-MC, Inc. is wholly owned company of the CEO. These items are shown on the balance sheet as related party loans. The current plan with respect to the XXII stock is to hold this stock during the short-term pending XXII’s application for MRTP FDA approval. We also currently do not have sufficient cash flow to pay our ongoing financial obligations on a consistent basis. These factors raise doubt about the Company’s ability to continue as a going concern for a period of 12 months from the issuance date of this report. Management plans to raise additional capital to fund operations, until the Company achieves and maintains profitable operations and cash flows. Management cannot provide assurance that the issuance of any additional shares of common stock, preferred stock or convertible securities could be substantially dilutive to our shareholders. In addition, adequate additional funding may not be available to us on acceptable terms, or at all. These unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

COVID-19

The COVID-19 pandemic has resulted in a global slowdown of economic activity which is likely to continue to reduce the future demand for a broad variety of goods and services, while also disrupting sales channels, marketing activities and supply chains for an unknown period of time until the virus is fully contained. The Company’s business operations have been negatively impacted by the COVID-19 pandemic and related events and the Company expects this impact on its revenue and results of operations, the size and duration of which is currently difficult to predict. However, adverse consequences from COVID-19 and recent supply chain disruptions and delays may hinder our ability to continue our operations and generate revenue. The impact to date has included a decline in CBD product and sales demand. Further, in 2020, the Company (Panacea) invested in personal protective equipment (PPE) materials to sell hand sanitizers, testing kits and masks, and sales of PPE products, which constituted a significant portion of our revenue during the fiscal quarter ended June 30, 2021 and prior periods during the pandemic, have declined as vaccines continue to be administered and mask mandates and similar requirements have been lifted or reduced in many places. Although the Company is unable to predict the full impact and duration of COVID-19 on its business, the Company is actively managing its financial expenditures in response to the current uncertainty.

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

Marketable securities

The Company’s marketable securities consist of 1,297,017 shares of XXII which are classified as available-for-sale and included in current assets. (see Note 2 – Going Concern). Securities are valued based on market prices for identical assets using third party certified pricing sources. Available-for-sale securities are carried at fair value with unrealized and realized gains and losses reported as a component of income (loss). Realized gains and losses, if any, are calculated on the specific identification method and are included in other income in the condensed consolidated statements of operations.

Use of Estimates

The Unaudited Condensed Consolidated Financial Statements have been prepared in conformity with US GAAP and required management of the Company to make estimates and assumptions in preparation of these statements. Actual results may differ significantly from those estimates. Significant estimates made by management include but are not limited to the useful life of property and equipment, incremental borrowing rate used in the calculation of right of use asset and lease liability, reserves for inventory, allowance for doubtful accounts, revenue allocations, valuation allowance on deferred tax assets, assumptions used in assessing impairment of long-term assets, assumptions used in the calculation of net realizable value of inventory and fair value of non-cash equity transactions.

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

The following table shows, by level within the fair value hierarchy, the Company’s assets and liabilities at fair value on a recurring basis as of June 30, 2021 and December 31, 2020:

	June 30, 2021				December 31, 2020
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Marketable securities	$6,005,188	6,005,188	$-	-	$2,853,437	$2,853,437	$-	$-
Total	$6,005,188	$6,005,188	$-	$-	$2,853,437	$2,853,437	$-	$-

There were no transfers of marketable securities into or out of Level 1 during the six months ended June 30, 2021 or 2020.

June 30, 2021
Balance at beginning of year	$2,853,437
Unrealized gain on marketable securities, net	3,151,751
Balance at end of period	$6,005,188

As of June 30, 2021, the Company has no liabilities that are re-measured at fair value.

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

Some of the Company’s contract liabilities consist of advance customer payments. Contract liability results from transactions in which the Company has been paid for products by customers, but for which all revenue recognition criteria have not yet been met. Once all revenue recognition criteria have been met, the contract liabilities are recognized. The company recorded $29,100 and $463,454 in advanced customer payments as of June 30, 2021 and December 31, 2020, respectively and these amounts are included in the balance sheet line item of accounts payable and accrued expenses.

	June 30, 2021	December 31, 2020
Balance, beginning of period	$121,300	$254,786
Payments received for unearned revenue	29,100	463,454
Revenue earned	132,955	596,940
Balance, end of period	$17,445	$121,300

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

In 2020 the Company had significant revenues from new product lines created for COVID related requirements (49% of total revenue in 2020). We were able to use our same equipment used for CBD production for ethanol-based hand sanitizer products and our fulfillment center to distribute other products. We anticipate a marginal revenue stream with continue throughout 2021 and 2022, but it is not a long-term focus for the Company. For the three months and six months ending June 30, 2021, the Company reduced its inventory by transferring $4,693,397 of PPE materials to related party Quintel. Quintel had a previous outstanding note payable to the related party in the amount of $7,911,044 of principal, plus $1,819,627 of outstanding accrued interest. As a result of the purchase, the principal was reduced by $4,693,397.

Some of the Company’s contract liabilities consist of advance customer payments. Contract liability results from transactions in which the Company has been paid for products by customers, but for which all revenue recognition criteria have not yet been met. Once all revenue recognition criteria have been met, the contract liabilities are recognized.

Accounts Receivable

Accounts receivable are generally unsecured. The Company establishes an allowance for doubtful accounts receivable based on the age of outstanding invoices and management’s evaluation of collectability. Accounts are written off after all reasonable collection efforts have been exhausted and management concludes that likelihood of collection is remote. Any future recoveries are applied against the allowance for doubtful accounts. As of June 30, 2021 and December 31, 2020, we did not believe we needed to reserve for any doubtful accounts, respectively. The Company’s accounts receivable policy changed in 2020 to only provide larger, well established companies with Net 30 payment terms. For all other sales they are paid by credit card or wires received before the product is shipped to the customer.

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with ASC 606. The amounts charged to customers for shipping products are recognized as revenues and the related freight costs of shipping products are classified in general and administrative costs as incurred. Shipping costs are included as a component of general and administrative and were $8,825 and $29,131 for June 30, 2021 and June 30, 2020, respectively. The decrease is due to less PPE items being shipped out.

Segment Information

The Company follows the provisions of ASC 280-10 Segment Reporting. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. Segment identification and selection is consistent with the management structure used by the Company’s chief operating decision maker to evaluate performance and make decisions regarding resource allocation, as well as the materiality of financial results consistent with that structure. Based on the Company’s management structure and method of internal reporting, the Company has one operating segment. The Company’s chief operating decision maker does not review operating results on a disaggregated basis; rather, the chief operating decision maker reviews operating results on an aggregate basis.

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

Since all dilutive instruments were issued as of June 30, 2021, there is zero effect for the weighted average of all such instruments.

For the three months ended June 30,
	2021	2020
Restricted Stock	-	-
Options to purchase common stock	-	-
Warrants to purchase common stock	-	-
Series A Convertible Preferred	-	-
Series B-1 Convertible Preferred	-	-
Series B-2 Convertible Preferred	-	-
Series C Convertible Preferred	-	-
Series C-1 Convertible Preferred	-	-
Series D Convertible Preferred	-	-
Total	-	-

The following financial instruments were not included in the diluted loss per share calculation for the three and six months ending June 30, 2021 and 2020 because their effect was anti-dilutive:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Restricted Stock	196,491	-	196,491	-
Options to purchase common stock	61,446	-	61,446	-
Warrants to purchase common stock	56,377	-	56,377	-
Series A Convertible Preferred	250,000	-	250,000	-
Series B-1 Convertible Preferred	6,679	-	6,679	-
Series B-2 Convertible Preferred	26,786	-	26,786	-
Series C Convertible Preferred	2,289,220	-	2,289,220	-
Series C-1 Convertible Preferred	1,064,908	-	1,064,908	-
Series D Convertible Preferred	1,628,126	-	1,628,126	-
Total	5,580,032	-	5,580,032	-

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

Intangible Assets and Goodwill

The Company has intangible assets. Goodwill is comprised of the purchase price of business combinations in excess of the fair market value assigned at acquisition to the tangible and intangible assets acquired. Goodwill is not amortized. The Company tests goodwill for impairment on an annual basis. The Company performed its most recent goodwill impairment using a discounted cash flow analysis and found that the fair value exceeded the carrying value. It has $2.189 million of goodwill from the acquisition of the assets of Phoenix Life Sciences, Inc. in October 2017 and intangible assets of $0.092 million as of June 30, 2021 and $0.123 million for as of December 31, 2020. In the acquisition of Phoenix, the Company acquired product formulas which is classified as an intangible asset.

NOTE 3 – PROPERTY, EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property and equipment, net including any major improvements, are recorded at historical cost. The cost of repairs and maintenance is charged against operations as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, generally as follows:

Estimated Life
Computers and technological assets	3 – 5 Years
Furniture and fixtures	3 – 5 Years
Machinery and equipment	5 – 10 Years
Leasehold improvement	10 Years

Property and equipment, net consists of the following:

	June 30, 2021	December 31, 2020
Computers and technological assets	$3,310,024	$2,993,626
Furniture and fixtures	55,951	55,951
Machinery and equipment	7,538,041	8,494,297
Land	92,222	2,293,472
Assets Under Construction	-	743,377
Leasehold Improvements	1,508,915	1,508,915
Total	12,505,153	16,089,638
Less accumulated depreciation	(3,074,364)	(2,499,351)
Total Property and equipment, net	$9,430,789	$13,590,287

The land and equipment decreased from December 31, 2020 to June 30, 2021 due to the partial sale of the farm land and equipment. See Note 10.

Depreciation expenses for the three and six month periods ending June 30, 2021 and 2020 were $460,316, $348,476, $887,838 and $647,253 respectively.

The asset under construction in 2020 was related to a deposit the Company made on an XL Novasep chromatography unit. The Company decided it did not have the proper equipment needed to house the unit, so it negotiated a settlement with Novasep to return the deposit less restocking and legal fees. The unit was never delivered to the Company. On May 24, 2021 $446,026 of the $743,377 deposit was returned and the asset under construction was retired and the loss on the asset was recorded.

NOTE 4 – INVENTORY

Inventory consists of the following components:

	June 30 2021	December 31, 2020
Raw Materials	$1,053,151	$991,523
Semi-Finished	1,226,593	1,372,950
Finished Goods	1,971,521	6,018,530
Packaging	16,281	20,938
Trading	5,793	5,793
Total	$4,273,339	$8,409,734

Inventories are stated at lower of cost or net realizable value using the standard costing method for its work in process and finished goods. For its raw materials, trading goods, and packaging supplies, the Company utilizes the moving average method for costing purposes and FIFO. At this time there are no inventory reserves required.

NOTE 5 –OPERATING LEASE RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES – RELATED PARTY

Right of Use

The Company adopted Accounting Standards Update (“ASU”) No. 2016-02, “Leases” (“ASC 842”) on January 1, 2019, the start of our 2019 fiscal year. The Company has one lease arrangement with a related party entered into on December 22, 2018 for a 3-year term commencing January 1, 2019 for certain laboratory facilities with a nine year extension option. This lease was extended and now expires on December 31, 2030. At inception, the Company recognized a Right of Use Asset and a corresponding lease liability in the amount of $4,595,509. The Company’s lease arrangements may contain both lease and non-lease components. The Company has elected to combine and account for lease and non-lease components as a single lease component. The Company has incorporated residual value obligations in leases for which there is such occurrences. Regarding short-term leases, ASC 842-10-25-2 permits an entity to make a policy election not to apply the recognition requirements of ASC 842 to Short-term leases. The Company has elected not to apply the ASC 842 recognition criteria to any leases that qualify as Short-Term Leases.

The Company, as of January 1, 2019, leases a portion of the property (formerly the Environmental Protection Agency building) in Golden, CO from J&N Real Estate, owned by the CEO, a related party with a term expiring on December 31, 2030. The lease consists of all laboratory space including testing facilities, water treatment, extraction and production. The lease of the property is based on the fair market rent and triple net lease (NNN) values competitive in the marketplace for a cGMP facility. The Company also subleases some of its laboratory space to other CBD companies. This income is presented under the Other Income line items of the income statement. The leases vary from short-term monthly leases to 3-year leases, but are all cancellable.

	June 30, 2021	December 31, 2020
Right-of-use assets	$3,767,641	$3,937,706

Present value of operating lease liabilities	$3,858,869	$4,022,870
Less: Long-term portion of operating lease liability	(3,521,156)	(3,692,392)
Short-term portion of operating lease liability	337,713	330,478
Unpaid balances	1,055,712	832,391
Total short-term lease liability obligations	$1,393,425	$1,162,869
Weighted-average remaining lease term (Ends December 31, 2030)	9.5 years	10 years

Weighted-average discount rate		3.0%

During the three and six months ended June 30, 2021, we recognized approximately $114,693 and $229,386, respectively in operating lease costs. Operating lease costs are included in operating expenses in our consolidated statement of operations.

Approximate future minimum lease payments for our right of use assets over the remaining lease periods as of June 30, 2021, are as follows:

Maturity of operating lease liabilities for the following fiscal years:

2021	$223,322
2022	$451,110
2023	$455,622
2024	$460,178
2025	$464,780
Thereafter	$2,394,551
Total undiscounted operating lease payments	$4,449,562
Less: Imputed interest	$(590,694)
Present value of operating lease liabilities	$3,858,868

NOTE 6 – NOTES PAYABLE

The Company’s debt obligations are summarized as follows. The December 31, 2020, numbers reflect the pre-merger Panacea indebtedness, while the June 30, 2021, now include the Panacea indebtedness, as well as Exactus’ indebtedness.

U.S. Small Business Administration Loan

On May 28, 2020, the Company received a secured, 30-year, Economic Injury Disaster Loan in the amount of $99,100 from the U.S. Small Business Administration. The loan carries interest at a rate of 3.75% per year, requires monthly payments of principal and interest, and matures in 30 years. Installment payments, including principal and interest, of $483 monthly, will begin 12 months from the date of the promissory Note. The SBA loan is secured by a security interest in the Company’s tangible and intangible assets. The loan proceeds are to be used as working capital to alleviate economic injury caused by the Covid-19 disaster occurring in the month of January 31, 2020 and continuing thereafter. As of June 30, 2021 the current principal balance of this note amounted to $99,100 and accrued interest was approximately $2,047 total for the current and non-current total.

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

In April 2021, the Exactus Company borrowed a “second draw” loan of $236,410 under the PPP, as expanded pursuant to subsequent legislation, for which the Company expects to receive a forgiveness decision in the third quarter of the fiscal year ending December 31, 2021. The unforgiven portion, if any, will bear interest at a rate of 1% and mature on April 21, 2026. We expect this loan to be forgiven, so no interest has been calculated as it is de minimus.

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

Notes payable – related party and other liability

On June 30, 2021 Panacea received a loan from Quintel-MC Incorporated, an affiliate of the Company’s CEO, in exchange for a 12% demand promissory note for $4,062,714 (the “Quintel Note”). The Quintel Note was secured by a pledge of certain XXII common stock owned by Panacea (See Note 2 Going concern). On June 30, 2021, Panacea issued the Company’s CEO, Ms. Buttorff, a 10% promissory note in the amount of $1,624,000 (the “Buttorff Note”). The Buttorff Note was secured by a pledge of certain XXII common stock owned by Panacea (See Note 2 Going concern). This demand note replaced a prior working capital note that Panacea had issued on January 1, 2021. The Company has an additional line of credit note from Ms. Buttorff of $1,000,000 on July 1, 2021. The terms include an annual interest rate of 10% and a maturity date in 2022.

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

Notes payable is summarized as follows. The PPP loan was forgiven in the 3rd Quarter, 2021. The SBA is a 30-year loan. The rest of the loans do not have a maturity date assigned to them and are payable upon demand.

The Company has recorded another liability which includes building leasehold improvements and SAP software and support fees. Refer to Note 9.

	June 30, 2021	December 31, 2020
Notes payable - related party (1)	$4,062,713	$7,911,044
Notes payable – related party (2)	1,685,685	150,000
Notes payable -related party (3)	-	7,000,000
Notes payable - related party (4)	75,556	-
Total related party notes	$5,823,954	$15,061,044

Paycheck protection loan (5)	$236,410	$273,300
SBA loan (4)	99,100	-
Total paycheck protection loan, SBA loan	$335,510	$273,300

Other liability—related party	June 30, 2021	December 31, 2020
SAP software and implementation and building modifications	$3,042,638	$2,698,659

(1)	Payable to Quintel. Amount agreed to carry forward in reverse merger transaction and includes historical interest owed of $1,932,358. Interest was removed from the balance sheet. In June 2021, Panacea transferred $4.7 million in PPE inventory to Quintel to facilitate a transaction. The net effect of this transaction was credit to finished goods inventory and a debit to the Quintel loan.
(2)	Payable to CEO, secured by XXII common stock.
(3)	Convertible debt owed to XXII (Refer to Note 10)
(4)	Liability carried over from Exactus
(5)	Paycheck protection loans include Exactus’ and Panacea’s loans.
17

(6)	As of June 30, 2021 the $3,042,638 includes $513,390 for a building modification and the remaining amount is the cost of the SAP software and implementation services. In 2021, $0.320 was spent on software enhancements, while in year 2020 $1.3 million was charged for the initial implementation.

NOTE 7 - STOCKHOLDERS’ EQUITY

Common stock

The Company’s authorized common stock consists of 650,000,000 shares with a par value of $0.0001 per share.

Common stock options

Stock Option Plan

On June 30, 2021 the Company’s Board approved the 2021 Equity Incentive Plan (the “2021 Plan”). The aggregate number of shares of common stock which may be issued pursuant to the Plan is 4,049,409. Unless sooner terminated, the Plan shall terminate in 10 years.

As part of the merger of Exactus, Panacea assumed the Exactus 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan provides for the issuance of incentive awards in the form of non-qualified and incentive stock options, stock appreciation rights, restricted stock awards, and restricted stock unit awards. The awards may be granted by the Company’s Board of Directors to its employees, directors and officers and to consultants, agents, advisors and independent contractors who provide services to the Company or to a subsidiary of the Company. The exercise price for stock options must not be less than the fair market value of the underlying shares on the date of grant. The incentive awards shall either be fully vested and exercisable from the date of grant or shall vest and become exercisable in such installments as the Board or Compensation Committee may specify. Stock options expire no later than ten years from the date of grant. The aggregate number of shares of common stock which may be issued pursuant to the Plan is 339,286. Unless sooner terminated, the Plan shall terminate in 10 years. This plan had 196,491 fully vested options outstanding at the time of the merger. There have been no options granted under this plan subsequent to the merger.

On January 22, 2021, Exactus had granted 392,857 two-year options exercisable at $0.70 per share to certain officers and directors, including 125,000 options to Larry Wert who remains a director. Subsequently, at a meeting on March 31, 2021 several directors reviewed the January grants to three of the insiders and sought to negate their 267,857 option awards in order to achieve two stated goals: to allow the directors to vote a sufficient number of shares required to approve a matter purportedly requiring additional votes to achieve a majority under Nevada law, and to correct an alleged mistake in the January action which was claimed to have unintentionally awarded options instead of shares of common stock. The directors present thereupon purported to grant four directors a total of 267,857 shares and directed the Company’s transfer agent to issue such shares. The effectiveness of the March 31, 2021 board action is currently under review and may ultimately be determined to have been ineffective as a matter of law. All related shares and options outstanding have been reported as if legally transacted.

Stock Options

A summary of the stock option activity is presented below:

	Options Outstanding as of June 30, 2021
	Number of Shares Subject to Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at December 31, 2020	-	-	-	-
Options assumed in merger	196,486	$3.51	3.70	262,500
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options canceled / expired	-	-	-	-
Balance at June 30, 2021	196,486	$3.51	3.70	$262,500

Vested and exercisable at June 30, 2021	196,486	$3.51	3.70	$262,500

Stock Warrants

As a result of the Merger closing (see Note 10), as of June 30, 2021, the Company had outstanding warrants to purchase an aggregate of 56,377 (post split) shares of common stock (1,578,549 shares pre-split). The warrants were previously issued by Exactus, Inc. and assumed in the Merger. The Company’s outstanding warrants as of June 30, 2021 are summarized as follows, and all were exercisable at that date.

Name	Expire	Number of Shares	Average Exercise Price
Balance at December 31, 2020	-	-	-
Assumed in Merger		56,337	$13.64
Total as of June 30, 2020		56,337	$13.64

As of June 30, 2021, the outstanding warrants have no intrinsic value.

Restricted Stock

A summary of the restricted stock activity is presented below:

Restricted Stock Common Stock
Balance at December 31, 2020	-
Assumed in merger	107,993
Balance at June 30, 2021	107,993

As of June 30, 2021, there were no unamortized or unvested stock-based compensation costs related to restricted share arrangements.

Preferred Stock

The Company’s authorized preferred stock consists of 50,000,000 shares with a par value of $0.0001.

In connection with our acquisition of Panacea on June 30, 2021, we issued convertible preferred stock to our new principal shareholder and Chief Executive Officer (and her affiliates) as follows:

1,000,000 shares of Series C Convertible Preferred Stock (the “Series C”) 10,000 shares of Series C-1 Convertible Preferred Stock (the “Series C-1”) and 10,000 shares of Series D Convertible Preferred Stock (the “Series D”), which together convert into approximately 17.8% of the Company’s common stock outstanding as of that date. The Series C has a liquidation preference of $6.046 per share, is convertible at the rate of 2.29 shares of common stock per share and through December 31, 2023 has the option to participate in the recovery by the Company of certain assets. In order to avail herself of the rights, the holder can cause the Company to use the cash generated by the assets and repurchase Series C at a price equal to the liquidation preference per share, subject to the Company maintaining an agreed upon level of net assets. The Series C-1 has a liquidation preference of $281.25 per share and is convertible at the rate of 106.49 shares of common stock for each share of Series C-1. The Series D has a liquidation preference of $430 per share and is convertible into common stock at the rate of 162.81 shares of common stock per share. The Series C, C-1 and D also vote on an as converted basis.

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

The Company authorized the issuance of a total of 1,000 shares of Series A Preferred for issuance. Each share of Series A Preferred is convertible at the option of the holder, into that number of shares of our common stock (subject to certain limitations on beneficial ownership) determined by dividing the Stated Value by $0.05 per share (the “Conversion Price”), subject to adjustment in the event of stock dividends, stock splits, stock combinations, reclassifications or similar transactions that proportionately decrease or increase the common stock. During the quarter ended June 30, 2021, the investor converted 50 shares of Series A Preferred stock into 35,714 shares of common stock

The Company is prohibited from effecting the conversion of the Series A Preferred to the extent that, as a result of such conversion, the holder beneficially owns more than 4.99% (which may be increased to 9.99% upon 61 days’ written notice to the Company), in the aggregate, of the issued and outstanding shares of the common stock calculated immediately after giving effect to the issuance of shares of common stock upon the conversion of the Series A Preferred. Holders of the Series A Preferred are entitled to vote on all matters submitted to the Company’s stockholders and are entitled to the number of votes equal to the number of shares of common stock into which the shares of Series A Preferred stock are convertible, subject to applicable beneficial ownership limitations. The Series A Preferred stock provides a liquidation preference equal to the Stated Value, plus any accrued and unpaid dividends, fees or liquidated damages.

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

As a result of our acquisition of Panacea, the Company is now involved in the following pending litigation:

On February 16, 2021, Henley Group, Inc. filed with the Superior Court of the State of California, San Bernardino County, a complaint (Case #: SIV SB 2105771) against Panacea for breach of contract and fraud related to Panacea’s non-delivery of product. While Panacea refunded the purchase price, the plaintiff seeks damages including lost profits and costs which plaintiff alleged to have incurred in the amount of approximately $45,000 as well as lost profits from expected future contracts with a prospective third-party buyer which plaintiff alleged to be $720,000. The plaintiff also seeks attorney’s fees and costs, consequential damages and punitive damages. Panacea attorney has submitted counterclaims and believes this complaint is frivolous as there are no contracts involved. We have not recorded any liabilities related to these claims, as we believe a liability is not probable.

On October 7, 2019, CMI Mechanical (“CMI”) agreed to procure, deliver, and install a dehumidification system (the “System”) at the Company’s facility located at 16194 W. 45th Drive, Golden, Colorado 80403 (the “Property”). The Company believes the System has failed to meet the requirements of the subject contract, and CMI has not remedied that failure for the Company. The Company withheld certain payments as permitted under the contract. On December 10, 2020, CMI recorded a lien against the Property in the amount of $108,001.48. On January 27, 2021, the Panacea’s attorney notified CMI that its lien was invalid, overstated, and violated the terms of the contract. The letter also demanded that CMI remove the system at CMI’s own cost. The lien was since dropped. CMI and Panacea plan to pursue complaints regarding this issue and possible mediation in 2022.

Concentrations

There are no concentrations of vendors to report. As of June 30, 2021, one customer accounts for 63% of the accounts receivable total.

Executive Employment Agreement

On June 30, 2021 the Company entered into an updated Employment Agreement with Leslie Buttorff pursuant to which Ms. Buttorff serves as the Company’s Chief Executive Officer for an initial term of July 1, 2021 to June 30, 2024 (the “Employment Agreement). Under her Employment Agreement, Ms. Buttorff receives an annual base salary of $380,000. Ms. Buttorff is also entitled to receive (i) a sales commission of 2% of revenue from sales generated by Ms. Buttorff after revenue exceeds $500,000 for three consecutive months, (ii) an award of $2.2 million of shares of common stock upon approval of the Company’s common stock for listing on The Nasdaq Capital Market prior to expiration of the term of the Employment Agreement, and (iii) an annual cash performance bonus of up to 100% of her base salary based on the achievement of performance metrics for the applicable fiscal year to be set by the Board of Directors. To date, Ms. Buttorff has not taken a salary and payments have accrued commencing in January, 2021.

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

NOTE 9 - RELATED PARTY TRANSACTIONS

Notes Payable and Accrued Interest – Related Parties

On June 30, 2021 Panacea received a loan of $4,062,713 from Quintel-MC Incorporated, an affiliate of the Company’s CEO in exchange for the Quintel Note. (see Note 6 – Notes Payable — Quintel Note).

On June 30, 2021, Panacea issued the Company’s CEO, Ms. Buttorff, a 10% promissory note in the amount of $1,624,000 secured by a pledge of certain XXII common stock owned by Panacea (see Note 6 – Notes Payable — Buttorff Note and Note 2 Going concern).

On July 1, 2021, the Company issued Ms. Buttorff a $1 million line of credit note (see Note 6 – Notes Payable — Buttorff Note).

During October 2019, the Company issued a short-term promissory notes to an officer of Exactus, for an aggregate principal amount of $55,556. This note was carried forward from Exactus from the merger and he is a related party.

J&N Real Estate related party owned by Ms. Buttorff—See Note 10 Exchange Agreement and Note 5 Operating lease.

Services Agreement, dated January 1, 2019, by and between the Company and Quintel, with respect to IT, HR, accounting/periodic reporting, production planning, and employee reporting services. Master Agreement, dated January 1, 2019, by and between the Company and Quintel/Canna Software, LLC for the provision of the ERPCannabis solution. As of June 30, 2021 the outstanding obligation under these two service contracts is $2,529,248. In 2021, $229,497 of the costs were capitalized and $91,482 of the costs were expensed. See Note 6.

The interest expense recorded for related party loans are shown below.

	June 30, 2021	December 31, 2020
Accrued Interest
Related party loan-Quintel	$1,869,880	$1,347,356
Related party loan-CEO loan	61,685	1,500
Related party loan-XXII	-	-

	Three months ended June 30, 2021	Six months ended June 30, 2021	Three months ended June 30, 2020	Six months ended June 30, 2020
Interest Expense
Related party loan-Quintel	$123,104	$645,628	$218,513	$385,937
Related party loan-CEO loan	41,449	60,185	-	-
Related party loan-XXII	-	-	175,000	408,333

Other

The Company continues to hold 1,297,017 shares of XXII stock which is available for trading. XXII recently moved from the NYSE to NASDAQ. As of June 30, 2021 XXII is a common shareholder of the Company. See Note 10 for additional details related to XXII resolution.

NOTE 10 – EXCHANGE AGREEMENT BETWEEN EXACTUS, INC. AND PANACEA LIFE SCIENCES, INC.

On June 30, 2021, Exactus legally acquired Panacea pursuant to the Exchange Agreement with the shareholders of Panacea including its founder Leslie Buttorff and 22nd Century Group, Inc., (“XXII”), a principal investor. Panacea, which was founded by Leslie Buttorff in 2017 as a woman-owned business, attracted $14 million in investment ($7M convertible debt, 1,297,017 XXII shares of common stock and $5 million in cash) from XXII (NASDAQ) during 2019, a leading plant biotechnology company focused on technology to decrease nicotine in tobacco plants also uses its expertise for genetic engineering of hemp plants to modify cannabinoid levels used in manufacturing CBD, CBG and CBN. The transaction was accounted for as a reverse merger with Panacea the accounting acquirer. Following the closing, XXII owns approximately 15.19% stake in the Company on a fully diluted basis.

Shares Issuances

Pursuant to the Exchange Agreement, on June 30, 2021 the Company issued a total of 16,915,705 shares of common stock, 1,000,000 shares of Series C convertible into 2,289,220 shares of common stock, 10,000 shares of Series C-1 convertible into 1,064,907 shares of common stock and 10,000 shares of Series D convertible into 1,628,125 shares of common stock to the former Panacea stockholders, in exchange for one-hundred (100%) percent of the shares of capital stock of Panacea. On a fully diluted basis, Ms. Buttorff beneficially owns approximately 62% of outstanding Common Stock consisting of the Common Stock issuable upon conversion preferred shares and shares of Common Stock. The Company intends to change its name to Panacea Life Sciences Holdings, Inc., subject to regulatory compliance.

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

On June 30, 2021, the Board approved and adopted the Company’s 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan authorizes the issuance of up to 4,049,409 shares of the Common Stock upon, subject to adjustment as described in the 2021 Plan.

Also, on June 30, 2021, Panacea and XXII agreed to dissolve their business relationship. In terms of the agreement the following transactions occurred in consideration for the XXII investment in Panacea of $14 million. The below four items explain how the $14 million was accounted for.

1.	Series B Preferred ($7,000,000) converted to Exactus common stock

2.	$500,000 of the $7,000,000 convertible debt converted to Exactus common stock.

3.	Panacea sold to XXII the real property and improvements located in Delta County, Colorado, and comprised of approximately 234.394 acres of land. Panacea retained 10 acres of the land for its own use. The agreed upon amount was $2,200,000 for an allocated value as follows: (i) $1,770,000 for the real property and improvements which constitute a part of the Farm Parcel; and (ii) $430,000 for the equipment, machinery and other personal property owned by Panacea. As a part of the agreement XXII will deliver to Panacea $500,000 of hemp from the 2021 grow season. This is recorded as a receivable. As a part of this transaction XXII also returned 1,013,333 shares of Panacea stock which were converted to 719,404 Exactus shares in the Exchange Agreement. There was no gain or loss on this part of the transaction.

4.	J&N Real Estate Company LLC (J&N), owned by Leslie Buttorff, assumed a $4.3 million note payable to XXII. In consideration of J&N’s issuance of a $4.3 million mortgage note to XXII on real property owned by J&N, Panacea issued J&N 10,000 shares of newly designated Series D.

On June 30, 2021, the Board authorized the Company to file a certificate of amendment (the “Amendment”) to its Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada in order to effectuate a reverse stock split of the Company’s issued and outstanding common stock, par value $0.0001 per share on a one (1) for twenty-eight (28) basis (the “Reverse Stock Split”). The Reverse Stock Split was effective October 25, 2021.

As disclosed in Note 1 and 2 the Company has accounted for this merger as a reverse merger and recapitalization.

NOTE 11 – RESTATED FINANCIAL STATEMENTS AND EXPLANATIONS

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q (the “Q2 2021 Form 10-Q”) of Panacea Life Sciences Holdings, Inc. (F/K/A Exactus, Inc.) (the “Company”) for the quarter ended June 30, 2021, as filed with the Securities and Exchange Commission (the “SEC”) on August 23, 2021. We are filing this Amendment to change certain disclosures in Part I. Item 1 – Financial Statements, and Part II. Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – of the Q2 2021 Form 10-Q following the completion of review by the Company’s independent registered public accounting firm. The Q2 2021 Form 10-Q was previously filed before the review was completed. The review required adjustments to be made to the revenue and costs of goods sold, lease liability section, Exactus options and warrant updates which impacted all financial statements as shown below.

The following tables’ present reconciliation from our prior periods as previously reported to the restated values for the consolidated balance sheets and the consolidated statement of operations. A description of restatements is listed below:

Impacts of restatement

The effects of the restatement on the line items within the Company’s condensed consolidated balance sheets as of June 30, 2021 are as follows:

(a)	Reflects update of lease agreement from 3-year term to 12-year term.
(b)	Equipment that was work in progress was retired.
(c)	Goodwill impairment corrected.
(d)	To reclassify related party payables other long-term liabilities, related party.
(e)	Reflects update of lease agreement from 3-year term to 12-year term and separates current and long-term amounts.
(f)	The SBA loan was broken out into its own line item.
(g)	The PPE items sold to related party Quintel were removed as a liability in the reclassification.
(h)	Reclassification of the lease liability into short-term and long-term.

Panacea Life Sciences Holdings, Inc. and Subsidiary (f/k/a Exactus, Inc.)

Unaudited Condensed Consolidated Balance Sheets

	As Restated			Adjustment		As Reported
	June 30, 2021	December 31, 2020		June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$130,707	$84,379		$-	$-	$130,707	$84,379
Accounts receivable, net	289,621	147,302		-	-	289,621	147,302
Other receivables, related party	500,000	-		-	-	500,000	-
Inventory, net	4,273,339	8,409,734		-	-	4,273,339	8,409,734
Marketable securities related party	6,005,188	2,853,437		-	-	6,005,188	2,853,437
Prepaid expenses and other current assets	101,968	27,375		-	-	101,968	27,375
TOTAL CURRENT ASSETS	11,300,823	11,522,227		-	-	11,300,823	11,934,936

Operating lease right-of-use asset, net, related party	3,767,641	3,937,706	(a)	3,558,326	3,525,547	209,315	412,159
Property and equipment, net	9,430,789	13,590,286	(b)	(70,656)	(80,613)	9,501,445	13,670,899
Intangible assets, net	92,100	122,801		-	1	92,100	122,800
Goodwill	2,188,810	2,188,810	(c)	(344,720)	(344,720)	2,533,530	2,533,530
TOTAL ASSETS	$26,780,163	$31,361,830		$3,142,950	$3,100,215	$23,637,213	$28,261,615

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,178,325	$1,765,267	(d)	$(1,017,394)	(829,591)	$2,195,719	$2,594,858
Operating lease liability, current portion, related party	1,393,425	1,162,869	(e,h)	1,173,966	730,384	219,459	432,485
Note payable-current, related party	5,823,954	15,061,044	(f)	(99,100)	-	5,923,054	15,061,044
Paycheck protection loan, SBA Loan	335,510	273,300	(f)	99,100	-	236,410	273,300
TOTAL CURRENT LIABILITIES:	8,731,214	18,262,480		156,572	(99,207)	8,574,642	18,361,687

Operating lease liability, long-term portion, related party	3,521,156	3,692,392	(e,h)	3,521,156	3,692,392
Other long-term liabilities, related party	3,042,638	2,698,659	(g)	-	-	3,042,638	2,698,659
TOTAL LIABILITIES	15,295,008	24,653,531		$3,677,728	$3,593,185	11,617,280	21,060,346

Commitments and contingencies				-	-	-	-

STOCKHOLDERS’ EQUITY
Series A Preferred Stock: $0.0001 Par Value, 1,000 shares designated; 450 and 0 shares issued and outstanding on June 30, 2021 and December 31, 2020 respectively.	-	-		-	-	-	-
Series B-1 Preferred: $0.0001 Par Value, 32,000,000 shares designated; 1,500,000 and 0 shares issued and outstanding on June 30, 2021 and December 31, 2020 respectively.	150	-		-	-	150	-
Series B-2 Preferred: $0.0001 Par Value, 6,000,000 shares designated; 6,000,000 and 0 shares issued and outstanding on June 30, 2021 and December 31, 2020 respectively.	600	-		-	-	600	-
Series C Preferred: $0.0001 Par Value, 1,000,000 shares designated; 1,000,000 and 1,000,000 shares issued and outstanding on June 30, 2021 and December 31, 2020 respectively.	100	100		-	-	100	100
Series C-1 Preferred: $0.0001 Par Value, 10,000 shares designated and 10,000 and 10,000 shares issued and outstanding on June 30, 2021 and December 31, 2020 respectively.	1	1		-	-	1	1
Series D Preferred: $0.0001 Par Value, 10,000 shares designated and 10,000 and 10,000 shares issued and outstanding on June 30, 2021 and December 31, 2020 respectively.	1	1		-	-	1	1
Common Stock: $0.0001 Par Value, 650,000,000 shares authorized; 21,321,613 and 16,915,706 shares issued and outstanding on June 30, 2021 and December 31, 2020 respectively.	2,132	1,692		(57,569)	(45,672)	59,701	47,364
Additional paid in capital	23,066,921	18,689,119		(134,975)	(144,339)	23,201,896	18,833,458
Accumulated deficit	(11,584,750)	(11,982,614)		(342,234)	(302,991)	(11,242,516)	(11,679,623)
TOTAL STOCKHOLDERS’ EQUITY	11,485,155	6,708,299		(534,778)	(493,002)	12,019,933	7,201,301

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,780,163	$31,361,830		$3,142,950	$3,100,183	$23,637,213	$28,261,615

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The effects of the restatement on the line items within the Company’s condensed consolidated statements of operations and comprehensive income for the six months ended June 30, 2021are as follows:

(a)	To reclassify a 2021 related party transaction that was initially recorded as revenue and cost of goods sold.
(b)	To reclassify tenant rent and other items under other income.
(c)	To reflect expenses reclassified between production related operating expenses, general and administrative expenses and asset disposal.
(d)	To reflect changes to interest expense to match loan schedules.
(e)	Reflects a change in value of marketable securities that was previously unrecorded.
(f)	Rental income was removed from revenue and placed under Other Income.
(g)	Reflects 28 to 1 reverse stock split that was completed in October, 2021.

Panacea Life Sciences Holdings, Inc. and Subsidiary (f/k/a Exactus, Inc.)

Unaudited Condensed Consolidated Statements of Operations

	As Restated					Adjustment				As Reported
	Three Months Ended June 30,		Six Months Ended June 30,			Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020		2021	2020	2021	2020	2021	2020	2021	2020
REVENUE	$313,496	$6,161,468	$825,634	$6,961,989	(a) (b)	$(4,760,714)	$(57,929)	$(4,856,315)	$(156,201)	$5,074,210	$6,219,397	$5,681,949	$7,118,190
COST OF SALES	248,646	2,975,972	578,483	3,380,099	(a)	(4,782,660)	(3,316)	(4,691,282)	(4,577)	5,031,306	2,979,288	5,269,765	3,384,676
GROSS PROFIT	64,850	3,185,496	247,151	3,581,890		21,946	(54,613)	(165,033)	(151,624)	42,904	3,240,109	412,184	3,733,514

OPERATING EXPENSES
Production related operating expenses	1,169,040	976,546	2,156,973	1,705,316	(c)	170,860	(22,644)	(7,630)	(107,304)	998,180	999,190	2,164,603	1,812,620
General and administrative expenses	335,224	1,406,307	621,268	2,068,446	(c)	(276,384)	10,751	(241,383)	(186,754)	611,608	1,395,556	862,651	2,255,200
TOTAL OPERATING EXPENSES	1,504,264	2,382,853	2,778,241	3,773,762		(105,524)	(11,893)	(249,013)	(294,058)	1,609,788	2,394,746	3,027,254	4,067,820

INCOME (LOSS) FROM OPERATIONS	(1,439,414)	802,643	(2,531,090)	(191,872)		127,470	(42,720)	83,980	142,434	(1,566,884)	845,363	(2,615,070)	(334,306)

OTHER INCOME (EXPENSES)
Interest expense	(284,381)	(393,931)	(606,944)	(748,243)	(d)	4,365	10,402	10,326	22,232	288,746	404,333	617,270	(770,475)
Unrealized gain (loss) on marketable securities, net	1,738,002	18,676	3,151,751	(435,280)	(e)	-	(158,405)	-	(51,993)	1,738,002	177,080	3,151,751	(383,287)
Other income (loss)	-	158,405	-	(77,709)	(e)	-	158,404	-	(77,709)
Rental income	67,317	57,929	162,918	156,201	(f)	67,317	57,928	162,918	156,201	-	-	-	-
Loss on sale of assets	(297,351)	11,500	(297,351)	(67,714)	(c)	(297,351)	11,500	(297,351)	(67,714)	-	-	-	-
Gain on extinguishment of debt	243,041	-	518,580	-		-	-	-	-	243,041	-	518,580	-
TOTAL OTHER INCOME (EXPENSE)	1,466,628	(147,421)	2,928,954	(1,172,745)		(225,669)	79,829	(124,107)	(18,983)	1,692,297	(227,253)	3,053,061	(1,153,762)

INCOME (LOSS) BEFORE INCOME TAXES	27,214	655,222	397,864	(1,364,617)		(98,199)	37,112	(40,127)	123,451	125,413	618,110	437,991	(1,488,068)

TAXES	-	-	-	-		(884)	-	(884)	-	884	-	884	-

NET INCOME (LOSS)	$27,214	$655,222	$397,864	$(1,364,617)		$(97,315)	$37,112	$(39,243)	$123,451	$124,529	$618,110	$437,107	$(1,488,068)

BASIC NET INCOME (LOSS) PER SHARE	$0.00	$0.04	$0.02	$(0.08)		$0.00	$0.04	$0.02	$(0.08)	$0.00	$0.00	$0.00	$(0.00)
DILUTED NET INCOME (LOSS) PER SHARE	$0.00	$0.04	$0.02	$(0.08)		$0.00	$0.04	$0.02	$(0.08)	$0.00	$0.00	$0.00	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	16,915,706	16,915,706	16,915,706	16,915,706	(g)	(580,089,449)	(456,724,050)	(580,089,449)	(456,724,050)	597,005,155	473,639,756	597,005,155	473,639,756
Diluted	16,915,706	16,915,706	16,915,706	16,915,706	(g)	(720,242,558)	(596,227,159)	(720,242,558)	(456,724,050)	737,158,264	613,142,865	737,158,264	473,639,756

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The effects of the restatement on the line items within the Company’s condensed statement of stockholders’ equity as of June 30, 2021 are as follows:

(a)	The changes in the “Accumulated Deficit” reflects the accumulated difference of the changes reported in the Statement of Operations.

(b)	The change in “Additional Paid-in Capital” reflects reclass and adjustments associated with the Company 1 to 28 reverse split of its Common Stock.

(c)	The changes in “Net Income” reflects the accumulated difference of the changes reported in the Statement of Operations for the period.

Panacea Life Sciences Holdings, Inc. and Subsidiary (f/k/a Exactus, Inc.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	As restated											As Reported
	Three Months Ended June 30, 2021								Adjustment			Three Months Ended June 30, 2021
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s		Additional Paid-in	Accumulated	Total Stockholder’s	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity		Capital	Deficit	Equity	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2021	1,020,000	$102	16,915,706	$1,692	$18,689,119	$(11,611,964)	$7,078,949	(a) (b)	$(144,339)	$(244,919)	$(434,930)	1,020,000	$102	473,639,756	$47,364	$18,833,458	$(11,367,045)	$7,513,879
Shares issued for acquisition	7,500,450	750	4,405,907	440	4,377,802	-	4,378,992	(b)	9,364	-	(2,533)	7,500,450	750	123,365,399	12,337	4,368,438		4,381,525
Net Income	-	-	-	-	-	27,214	27,214	(c)	-	(97,315)	(97,315)	-	-	-	-	-	124,529	124,529
Balance as of June 30, 2021	8,520,450	$852	21,321,613	$2,132	$23,066,921	$(11,584,750)	$11,485,155		$(134,975)	$(342,234)	$(534,778)	8,520,450	$852	597,005,155	$59,701	$23,201,896	$(11,242,516)	$12,019,933

	Six Months Ended June 30, 2021											Six Months Ended June 30, 2021
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s					Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity					Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	1,020,000	$102	16,915,706	$1,692	$18,689,119	$(11,982,614)	$6,708,299	(a) (b)	$(144,339)	$(302,991)	$(493,002)	1,020,000	$102	473,639,756	$47,364	$18,833,458	$(11,679,623)	$7,201,301
Shares issued for acquisition	7,500,450	750	4,405,907	440	4,377,802	-	4,378,992	(b)	9,364	-	(2,533)	7,500,450	750	123,365,399	12,337	4,368,438		4,381,525
Net Income	-	-	-	-	-	397,864	397,864	(c)	-	(39,243)	(39,243)	-	-	-	-	-	437,107	437,107
Balance as of June 30, 2021	8,520,450	$852	21,321,613	$2,132	$23,066,921	$(11,584,750)	$11,485,155		$(134,975)	$(342,234)	$(534,778)	8,520,450	$852	597,005,155	$59,701	$23,201,896	$(11,242,516)	$12,019,933

	Three Months Ended June 30, 2020											Three Months Ended June 30, 2020
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s					Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity					Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2020	1,020,000	$102	16,915,706	$1,692	$18,689,119	$(8,770,623)	$9,920,290	(a) (b)	$(144,339)	$(154,408)	$(344,419)	1,020,000	$102	473,639,756	$47,364	$18,833,458	$(8,616,215)	$10,264,709
Net Income	-	-	-	-	-	655,222	655,222	(c)	-	37,112	37,112	-	-	-	-	-	618,110	618,110
Balance as of June 30, 2020	1,020,000	$102	16,915,706	$1,692	$18,689,119	$(8,115,401)	$10,575,512		$(144,339)	$(117,296)	$(307,307)	1,020,000	$102	473,639,756	$47,364	$18,833,458	$(7,998,105)	$10,882,819

	Six Months Ended June 30, 2020											Six Months Ended June 30, 2020
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s					Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity					Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2019	1,020,000	$102	16,915,706	$1,692	$18,689,119	$(6,750,784)	$11,940,129	(a) (b)	$(144,339)	$(240,747)	$(430,758)	1,020,000	$102	473,639,756	$47,364	$18,833,458	$(6,510,037)	$12,370,887
Net (Loss)	-	-	-	-	-	(1,364,617)	(1,364,617)	(c)	-	123,451	123,451	-	-	-	-	-	(1,488,068)	(1,488,068)
Balance as of June 30, 2020	1,020,000	$102	16,915,706	$1,692	$18,689,119	$(8,115,401)	$10,575,512		$(144,339)	$(117,296)	$(307,307)	1,020,000	$102	473,639,756	$47,364	$18,833,458	$(7,998,105)	$10,882,819

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

The effects of the restatement on the line items within the Company’s condensed consolidated statement of cash flow as of June 30, 2021 are as follows:

(a)	Reflects previously unrecorded expenses.
(b)	Reflects previously unrecorded expenses.
(c)	Reflects changes in right of use asset and liability being reported as net amount.
(d)	Reflects amount being reclassified with other accounts payable
(e)	Reflects previously unrecorded change in value of marketable securities.
(f)	Reflects non-cash receivable being reclassified.
(g)	Reflects related party PPE sale being reclassified from income, related party loan repayment with inventory and debt retired during merger.
(h)	Reflects cash received in merger that was previously reported as cash outflow.
(i)	To reclassify asset disposal in transaction with XXII as a non-cash item.
(j)	To reclassify non-cash stock issuances to non-cash transactions section.
(k)	To separately report proceeds and repayments of note payable amounts from PPP and SBA loans,
(l)	To separately report proceeds and repayments of note payable amounts from reported net amounts.
(m)	To separately report non-cash transaction previously presented as net amounts in cash flow sections.
(n)	Fixed asset sale to separate asset transaction that was previously reported as a net amount.
(o)	Rounding adjustment.

Panacea Life Sciences Holdings, Inc. and Subsidiary (f/k/a Exactus, Inc.)

Unaudited Condensed Consolidated Statements of Cash Flows

	As Restated			Adjustment		As Reported
	Six Months Ended June 30,			Six Months Ended June 30,		Six Months Ended June 30,
	2021	2020		2021	2020	2021	2020

Cash flows from operating activities
Net income (loss)	$397,864	$(1,364,617)	(a)	$(39,243)	$123,451	$437,107	$(1,488,068)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	887,838	647,253	(b)	390,708	(103,778)	497,130	751,031
Fixed asset disposal loss	297,351	67,714		-	-	297,351	67,714
Amortization of right of use asset	-	-	(c)	(202,844)	(190,940)	202,844	190,940
Amortization of intangible assets	30,701	30,701	(o)	1	1	30,700	30,700
Non-cash interest expense	-	-	(d)	(581,705)	(758,586)	581,705	758,586
Gain on forgiveness of Paycheck Protection Program loan	(518,580)	-	(k)	1,408,815	-	(1,927,395)	-
Unrealized gain/loss on marketable securities	(3,151,751)	435,279	(e)	-	129,702	(3,151,751)	305,577
Changes in operating assets and liabilities
Accounts receivable	(142,319)	73,459	(f)	499,999	(1)	(642,318)	73,460
Inventory	(556,972)	(7,555,868)	(g)	(4,682,150)	(216,244)	4,125,178	(7,339,624)
Prepaid expense and other assets	(74,593)	(373,924)	(d)	(10,615)	(286,787)	(63,978)	(87,137)
Accounts payable and accrued expenses	661,376	1,791,547	(d)	(733,011)	1,030,172	1,394,387	761,375
Operating lease liability, net	229,386	229,391	(c)	442,380	442,562	(212,994)	(213,171)
Unearned revenues	-	-	(d)	103,856	(169,552)	(103,856)	169,552
Net cash used in operating activities	(1,939,699)	(6,019,065)		(3,403,809)	-	1,464,110	(6,019,065)

Cash flows from investing activities
Net cash received from acquisition	9,157	-	(h)	18,314	-	(9,157)	-
Proceeds from sale of fixed assets	446,026	34,920	(n)	446,026	34,920	-	-
Net fixed asset acquisition	(186,197)	(2,421,537)	(i)	(3,570,927)	(34,920)	3,384,730	(2,386,617)
Net Cash provided by (used in) investing activities	268,986	(2,386,617)		(3,106,587)	-	3,375,573	(2,386,617)

Cash flows from financing activities
Non-cash stock issuances	-	-	(j)	(1,362,187)	-	1,362,187	-
Non-cash financing activities	-	-	(j)	8,012,583	-	(8,012,583)	-
Proceeds from payroll protection loan, SBA loan	243,041	273,300	(k)	243,041	273,300
Payments of principal on notes payable - related party	(135,000)	(3,503,545)	(l)	-	(3,503,545)	(135,000)	-
Proceeds on note payable - related party	1,609,000	4,717,105	(l)	(383,041)	3,230,245	1,992,041	1,486,860
Net cash provided by financing activities	1,717,041	1,486,860		(383,041)	(273,300)	(4,793,355)	1,486,860

Net increase (decrease) in Cash and Cash Equivalents	46,328	(6,918,822)		-	-	46,328	(6,918,822)
Cash and Cash Equivalents, Beginning of Period	84,379	8,515,509		-	-	84,379	8,515,509
Cash and Cash Equivalents, End of Period	$130,707	$1,596,687		$-	$-	$130,707	$1,596,687

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes during the year	$-	$-		$-	$-	$-	$-
Interest payments during the year	$-	$-		$-	$-	$-	$-

Noncash investing and financing activity
Non-cash receivable - related party	$(500,000)	$-	(f)	$(500,000)	$-	$-	$-
Related party loan repayment with inventory	$4,693,367	$-	(g)	$4,693,367	$-	$-	$-
Non-cash fixed asset disposal as part of the reverse acquisition	$3,058,457	$-	(i)	$1,709,357	$-	$1,349,100	$-
Debt retired in merger, related party	$(12,718,441)	$-	(g)	$(12,718,441)	$-	$-	$-
Exactus liabilities from acquisition	$1,096,782	$-	(m)	$1,096,782	$-	$-	$-
Preferred Series B-1 issuance in acquisition	$150	$-		$-	$-	$150	$-
Preferred Series B-2 issuance in acquisition	$600	$-		$-	$-	$600	$-
Common stock issued for the reverse merger with Exactus	$4,369,085	$-	(j)	$4,356,748	$-	$12,337	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to June 30, 2021 the Company entered a line of credit with Ms. Buttorff under which the Company may borrow up to $1 million at a 10% annual interest rate. The terms of repayment are to pay the loan in 2022 or as determined by Ms. Buttorff. Refer to Exhibit 10.7. Subsequent to June 30, 2021, certain preferred shareholders elected to convert one hundred shares of Preferred A stock. As a result, the Company issue two million shares of common stock.

Effective October 25, 2021 the Company completed the 1-for-28 reverse stock split as well as the name change from Exactus, Inc. to Panacea Life Sciences Holdings, Inc.

On October 25, 2021, of the 10,649,078 shares of EXDI Common Stock issued to Quintel were exchanged for 100 shares of Series C-2 Convertible Preferred Stock (the “Parent C-2 Stock”) which are convertible 7,321,429 shares of Parent Common Stock and are entitled to vote on an as-converted basis. Other than the conversion and voting rights, there are no other preferences for the Parent C-2 Stock.

On November 18, 2021, the Company and an institutional investor signed an agreement for a $1.1 million original issue discount convertible note (the “Note”) financing in which the investor is paying $1 million in gross proceeds. The one-year Note is convertible into common stock at $1.40 per share. The Company also issued the investor 785,715 warrants to purchase common stock at an exercise price of $1.40 per share. The warrants are exercisable over a five-year period beginning May 18, 2022. The parties also entered into a Registration Rights Agreement giving the investor certain demand registration rights. After payment of a 10% commission to a broker-dealer, the adjusted net proceeds will be $900,000 before expenses including legal fees of the investor.

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

Panacea, which was founded by Leslie Buttorff in 2017 as a woman-owned business, attracted a $14 million investment from 22nd Century Group, Inc., or XXII, a plant biotechnology company which also has a focus on CBD products and technology, during 2019. XXII has retained a 15.19% stake in the Company following the share exchange. Through Panacea, we are dedicated to developing and producing the highest-quality, most medically relevant, legal, hemp-derived cannabinoid products for consumers and pets. Beginning at a farm Panacea owns a parcel of located at Needle Rock, Colorado and leases laboratory space located within a 51,000 square foot, state-of-the-art, cGMP, extraction, manufacturing, testing and fulfillment center located in Golden, Colorado, Panacea operates in every segment of the CBD product value chain. From cultivation to finished goods, Panacea ensures its products with stringent testing protocols employed at every stage of the supply chain. Panacea endeavors to offer pure natural remedies within product lines for every aspect of life: PANA Health®, PANA Beauty®, PANA Sport™, PANA Pet®, PANA Pure® and PANA Life™.

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

Our Industrial Hemp Supply

Panacea’s 2021 crop is being grown in NeedleRock Farms in Crawford CO. XXII is the grower and is using organic practices for the crop. XXII will provide Panacea $500,000 of hemp from the 2021 crop. Panacea will also be engaged by XXII to assist with XXII’s ingredient extraction and purification processes. Working with Panacea and other companies in the industry, XXII has secured strategic partnerships to maximize and support each of the key segments of its cannabinoid value chain: plant profiling (CannaMetrix), plant biotechnology (KeyGene), plant breeding, commercial-scale plant cultivation, and ingredient extraction/purification (Sawatch Agriculture, Folium Botanical, Aurora Cannabis, Needle Rock Farms, and Panacea.

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

Other Activities

During then three months ended June 30, 2021, the former Exactus management focused its efforts on reducing its liabilities including settling with creditors and negotiating the Panacea acquisition. During the same period, prior to the closing of the Exchange Agreement Panacea’s management devoted substantial attention to terminating Panacea’s relationship with XXII, a former preferred stockholder of Panacea, and negotiating the acquisition with Exactus. XXII purchased a major portion of the farm formerly owned by Panacea. In the XXII transaction, our new Chief Executive Officer assumed Panacea indebtedness through an entity she owns which issued XXII a promissory note secured by a mortgage on real property her entity owns. All these activities distracted Panacea’s management from its core business. In the third and fourth quarters of 2021 and 2022 we plan to focus on our sales and marketing efforts, attracting new investors and to complete the extraction and production build out which management estimates is approximately 90% completed.

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

Three Months Ended June 30, 2021 and 2020

Net Revenues

The Company is principally engaged in the business of producing and selling products made from industrial hemp. Revenue consists of sales of our six category of brand products, white label and contract manufacturing sales to other CBD companies, raw material sales (distillate and isolate), and tolling products. During the three months ended June 30, 2021, the Company generated $0.314 million in revenue compared to $6.162 million in the three months ended June 30, 2020. The decrease in sales is attributed to less PPE items being sold in 2021 and the continued impact COVID has had on the CBD business. Exactus had no revenues during the period covered prior to the reverse merger as Exactus focused on restructuring and acquisition efforts.

Cost of Sales

The primary components of cost of sales include the cost of manufacturing the CBD products and PPE. For the three months ended June 30, 2021, the Company’s cost of sales amounted to $0.249 million and $2.976 million in 2020. The decrease in costs corresponds to the decrease in CBD sales. Due to COVID-19 the Company did and continues to experience delays from raw materials purchased from Asia and China. There also continues to be lack of port space in the Long Beach, CA area.

Operating Expenses

Production related operating expenses were $1.169 million during the three months ended June 30, 2021 compared to $0.977 million during the three months ended June 30, 2020. Currently, production related salaries are included in in this production category.

General and administrative expenses (G&A) were $0.335 million for the three months ended June 30, 2021 compared to $1.406 million during the three months ended June 30, 2020.

Within the total G&A category of expenses, sales and marketing expenses decreased from $1.107 million to $0.093 million for the three months ended June 30, 2021 when compared to the three months ended June 30, 2020, primarily due to sales commissions paid for PPE sales, the Panacea brand development, advertising fees for the Facebook program and the new Panacea website. We expect the decrease in sales activity to continue due to limited capital resources until we consummate a financing.

Also, within the total G&A category of expenses, professional, legal, and consulting fees were $0.184 million for the three months ended June 30, 2021 when compared to $0.179 million the three months ended June 30, 2020. In 2020, legal expenses were attributed to the farm acquisition and the XXII investment. In 2021, legal fees were related to the XXII farm sale and investment restructuring, the Panacea reverse merger and fees related to obtaining a trademark for our brand.

Six Months Ended June 30, 2021 and 2020

Net Revenues

During the six months ended June 30, 2021, the Company generated $0.826 million in revenue. Exactus had no revenues during the period covered prior to the reverse merger as Exactus focused on restructuring and acquisition efforts. In the six months ended June 30, 2020, the revenue totaled $6.962 million. The decrease in 2021 was due to the transfer of PPE sales to Quintel related party.

Cost of Sales

The primary components of cost of sales include the cost of the CBD product and PPE. For the six months ended June 30, 2021, the Company’s cost of sales amounted to $0.579 million and $3.380 million in 2020. The decrease in costs is related to the corresponding decrease in sales. Due to COVID-19 the Company did and continues to experience delays from raw materials purchased from Asia and China. There also continues to be lack of port space in the Long Beach, CA area.

Operating Expenses

Production related expenses were $2.157 million during the six months ended June 30, 2021 compared to $1.705 million during the six months ended June 30, 2020. Currently, salaries are included in production related expenses. We continue to produce and build up inventory for a large purchase order we expect to receive in the next quarter.

General and administrative expenses were $0.621 million for the six months ended June 30, 2021 compared to $2.068 million during the six months ended June 30, 2020.

Within the total G&A category of expenses, marketing and sales related expenses decreased from to $1.616 to $0.257 million for the six months ended June 30, 2021 when compared to the six months ended June 30, 2020, primarily due to sales commissions paid for PPE sales, the Panacea brand development, advertising fees for the Facebook program and the new Panacea website. We expect the decrease in sales activity to continue due to limited capital resources until we consummate a financing.

Also, within the total G&A category of expenses, professional, legal, and consulting fees were $0.231 million for the six months ended June 30, 2021 when compared to $0.253 million the six months ended June 30, 2020. In 2020, legal expenses were attributed to the farm acquisition and the XXII investment. In 2021, legal fees were related to the XXII farm sale and investment restructuring, the Panacea reverse merger and fees related to obtaining a trademark for our brand.

Summary of Cash Flows

Cash flows from operating activities

The largest source of operating cash is from our customers. A large majority of our customers purchase CBD on-line, so credit card payments are collected and paid within 1-2 business days. Other white label and contract manufacturing customers pay before the products are released. Some larger customers have either net 10, 2% or 30 day net terms. Net cash used in operating activities was ($1.940) million and ($6.019) million for six months ended June 30, for 2021 and 2020, respectively.

Cash flows from investing activities

Machinery and building retrofitting expenses and cash received in the acquisition were the investing activities for the six months ended June 30, 2021 and totaled $0.269 million and $2.387 million for June 30, 2020.

Cash flows from financing activities

Net cash provided by financing activities for the six months ended June 30, 2021 was $1.717 million. For the same period in 2020 the financing was $1.487 million. In 2021 the primary financing was cash provided by Company’s CEO.

Liquidity and Capital Resources

On June 30, 2021, we had approximately $6.136 million in cash and liquid stock of XXII. The Chief Executive Officer of the Company holds the XXII shares pursuant to the pledge agreement and has the power at any time to permit the Company to sell the shares to provide working capital. Panacea has borrowed substantial sums from Leslie Buttorff, our Chief Executive Officer, to meet its working capital obligations. On June 30, 2021 Panacea issued an affiliate of Ms. Buttorff a 12% demand promissory note for $4.063 million and issued Ms. Buttorff a 10% demand promissory note for $1.624 million secured by a pledge of certain XXII common stock owned by Panacea. Additionally, the Company has a line of credit with Ms. Buttorff through which it may borrow up to $1 million at a 10% annual interest rate.

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

The Omicrom variant which is having a significant impact in the second half of 2021 and may extend the period of recovery into 2022.

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

Cautionary Statement Regarding Forward-Looking Statements

This amendment No. 1 to the quarterly report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about our new operations in the hemp industry through Panacea, our expected revenue growth, our future plans and developments with respect to PPE products and the COVID-19 pandemic, our human resources following our recent acquisition of Panacea, proposed federal legislation and its potential impact on the CBD industry, our business relationship with XXII, our plans to raise capital, and our liquidity. Words such as “expects,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” “may,” “intends,” “targets” and similar expressions or variations of such words are intended to identify forward-looking statements but are not the exclusive means of identifying forward-looking statements in this Report. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. All statements other than statements about historical facts are statements that could be deemed forward-looking statements, including, but not limited to, statements that relate to our future revenue, product development, customer demand, market acceptance, growth rate, competitiveness, gross margins, and expenditures.

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

Critical Accounting Estimates and New Accounting Pronouncements

New Accounting Pronouncements

See Note 2, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES to the unaudited condensed consolidated financial statements contained in Part I, Item 1 of this amendment No. 1 to the Quarterly Report on Form 10-Q.

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

The valuation of the identifiable assets and liabilities includes assumptions made in performing the valuation, such as projected revenue, weighted average cost of capital, discount rates, estimated useful lives, and other relevant assessments. These assessments can be significantly affected by our estimates, judgments, and assumptions. If actual results are not consistent with our estimates, judgments, or assumptions, or if additional or new information arises in the future that affects our fair value estimates, then adjustments to our initial fair value estimates may have a material impact to our purchase accounting or our results of operations. If actual results are not consistent with our estimates, judgments, or assumptions, or if additional or new information arises in the future, beyond our one-year measurement period, that affects our fair value estimates, then adjustments to our initial fair value estimates may have a material impact to our results of operations

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Based on her evaluation as of the end of the period covered by this amendment No. 1 to the quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management to allow timely decisions regarding required disclosure as a result of material weaknesses in our internal control over financial reporting.

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

As a result of our acquisition of Panacea, the Company is now involved in the following pending litigation:

On February 16, 2021, Henley Group, Inc. filed with the Superior Court of the State of California, San Bernardino County, a complaint (Case #: SIV SB 2105771) against Panacea for breach of contract and fraud related to Panacea’s non-delivery of product. While Panacea refunded the purchase price, the plaintiff seeks damages including lost profits and costs which plaintiff alleged to have incurred in the amount of approximately $45,000 as well as lost profits from expected future contracts with a prospective third-party buyer which plaintiff alleged to be $720,000. The plaintiff also seeks attorney’s fees and costs, consequential damages and punitive damages. Panacea attorney has submitted counterclaims and believes this complaint is frivolous as there were no contracts involved and only initial discussions were held.

On October 7, 2019, CMI Mechanical (“CMI”) agreed to procure, deliver, and install a dehumidification system (the “System”) at the Company’s facility located at 16194 W. 45th Drive, Golden, Colorado 80403 (the “Property”). The Company believes the System has failed to meet the requirements of the subject contract, and CMI has not remedied that failure for the Company. The Company withheld certain payments as permitted under the contract. On December 10, 2020, CMI recorded a lien against the Property in the amount of $108,001.48. On January 27, 2021, the Panacea’s attorney notified CMI that its lien was invalid, overstated, and violated the terms of the contract. The letter also demanded that CMI remove the system at CMI’s own cost. The lien was since dropped. CMI and Panacea plan to pursue complaints regarding this issue and possible mediation in 2022.

ITEM 1A. RISK FACTORS.

See the Risk Factors contained in the Company’s Q2 2021 Form 10-Q filed on August 23, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS.

Not applicable. See the Company’s Q2 2021 Form 10-Q filed on August 23, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Incorporated by Reference
Exhibit #	Exhibit Description	Form	Date	Number	Filed or Furnished Herewith
3.1	Amended Articles of Incorporation	8-K	7/7/21	3.1
3.3	Amended Bylaws	8-K	7/7/21	3.2
3.4	Certificate of Designation for Series A Preferred Stock	8-K	2/18/21	4.1
3.5	Certificate of Designation for Series B-1 Preferred Stock	8-K	3/4/16	3.1
3.6	Certificate of Designation for Series B-2 Preferred Stock	8-K/A	2/17/16	3.2
3.7	Certificate of Designation for Series C Preferred Stock				Filed
3.8	Certificate of Designation for Series C-1 Preferred Stock				Filed
3.9	Certificate of Designation for Series D Preferred Stock				Filed
10.1	2021 Equity Incentive Plan*				Filed
10.2	Employment Agreement dated June 30, 2021 – Leslie Buttorff*				Filed
10.3	Form of Securities Exchange Agreement	8-K	7/7/21	10.1
10.4	Form of Indemnification Agreement*	8-K	7/7/21	10.2
10.5	Form of Promissory Note issued to Quintel-MC Incorporated (Panacea)				Filed
10.6	Form of Promissory Note issued to Leslie Buttorff (Panacea)				Filed
10.7	Form of Promissory Note issued to Leslie Buttorff (PANACEA LIFE SCIENCES HOLDINGS)				Filed
10.8	Note Exchange Agreement+**				Filed
10.9	Assignment of lease				Filed
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished***
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document				To be filed by amendment
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				To be filed by amendment
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				To be filed by amendment
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				To be filed by amendment
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				To be filed by amendment
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

PANACEA LIFE SCIENCES HOLDINGS, Inc.

DECEMBER 17, 2021	/s/ Leslie Buttorff
Leslie Buttorff
Chief Executive Officer and Chief Financial Officer

