Form 10-Q/A
period 2021-09-30
PANACEA LIFE SCIENCES HOLDINGS, INC.
filed 2021-12-17
CIK 1552189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,073,708 shares of common stock, par value $0.0001 per share, outstanding as December 13, 2021.

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q (the “Q3 2021 Form 10-Q”) of Panacea Life Sciences Holdings, Inc. (F/K/A Exactus, Inc.) (the “Company”) for the quarter ended September 30, 2021, as filed with the Securities and Exchange Commission (the “SEC”) on November 22, 2021. We are filing this Amendment to change certain disclosures in Part I. Item 1 – Financial Statements, and Part II. Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – of the Q3 2021 Form 10-Q following the completion of review by the Company’s independent registered public accounting firm. The Q3 2021 Form 10-Q was previously filed before the review was completed. The review required adjustments to be made to the revenue and costs of goods sold, lease liability section, options and warrant updates.

In addition, the Exhibit Index in Item 6 of Part II of the Q3 2021 Form 10-Q is hereby amended and restated in its entirety and currently dated certifications required under Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Amendment.

The Q3 2021 Form 10-Q/A Amendment No. 1 continues to speak as of its date, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Q3 2021 Form 10-Q other than as expressly indicated in this Amendment. For additional details please refer to Note 10.

All share and per share numbers have been retroactively adjusted to give effect to a 1-for-28 reverse stock split effective October 25, 2021.

2

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Panacea Life Sciences Holdings, Inc. and Subsidiary

Unaudited Condensed Consolidated Balance Sheets

	As Restated
	September 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,500	$84,379
Accounts receivable, net	515,095	147,302
Other receivables, related party	500,000	-
Inventory, net	4,344,378	8,409,734
Marketable securities related party	3,631,970	2,853,437
Prepaid expenses and other current assets	193,596	27,375
TOTAL CURRENT ASSETS	9,199,539	11,522,227

Operating lease right-of-use asset, net, related party	3,681,682	3,937,706
Property and equipment, net	9,024,505	13,590,286
Intangible assets, net	76,751	122,801
Goodwill	2,188,810	2,188,810
TOTAL ASSETS	$24,171,287	$31,361,830

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,474,681	$1,765,267
Operating lease liability, current portion, related party	1,508,743	1,162,869
Note payable-current, related party	6,216,155	15,061,044
Paycheck protection loan, SBA Loan	99,100	273,300
TOTAL CURRENT LIABILITIES:	9,298,679	18,262,480

Operating lease liability, long-term portion, related party	3,434,571	3,692,392
Other long-term liabilities, related party	3,042,638	2,698,659
TOTAL LIABILITIES	15,775,888	24,653,531

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Series A Preferred Stock: $0.0001 Par Value, 1,000 shares designated; 450 and 0 shares issued and outstanding on September 30, 2021 and December 31, 2020 respectively.	-	-
Series B-1 Preferred: $0.0001 Par Value, 32,000,000 shares designated; 1,500,000 and 0 shares issued and outstanding on September 30, 2021 and December 31, 2020 respectively.	150	-
Series B-2 Preferred: $0.0001 Par Value, 6,000,000 shares designated; 6,000,000 and 0 shares issued and outstanding on September 30, 2021 and December 31, 2020 respectively.	600	-
Series C Preferred: $0.0001 Par Value, 1,000,000 shares designated; 1,000,000 and 1,000,000 shares issued and outstanding on September 30, 2021 and December 31, 2020 respectively.	100	100
Series C-1 Preferred: $0.0001 Par Value, 10,000 shares designated and 10,000 and 10,000 shares issued and outstanding on September 30, 2021 and December 31, 2020 respectively.	1	1
Series D Preferred: $0.0001 Par Value, 10,000 shares designated and 10,000 and 10,000 shares issued and outstanding on September 30, 2021 and December 31, 2020 respectively.	1	1
Common Stock: $0.0001 Par Value, 650,000,000 shares authorized; 21,393,041 and 16,915,706 shares issued and outstanding on September 30, 2021 and December 31, 2020 respectively.	2,139	1,692
Additional paid in capital	23,066,914	18,689,119
Accumulated deficit	(14,674,506)	(11,982,614)
TOTAL STOCKHOLDERS’ EQUITY	8,395,399	6,708,299

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,171,287	$31,361,830

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Panacea Life Sciences Holdings, Inc. and Subsidiary

Unaudited Condensed Consolidated Statements of Operations

	As Restated
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUE	$588,040	$1,343,641	$1,413,674	$8,305,630
COST OF SALES	305,025	2,905,780	883,508	6,285,879
GROSS PROFIT (LOSS)	283,015	(1,562,139)	530,166	2,019,751

OPERATING EXPENSES
Production related operating expenses	1,250,434	1,307,169	3,407,407	3,012,485
General and administrative expenses	290,638	478,992	911,906	2,547,438
TOTAL OPERATING EXPENSES	1,541,072	1,786,161	4,319,313	5,559,923

LOSS FROM OPERATIONS	(1,258,057)	(3,348,300)	(3,789,147)	(3,540,172)

OTHER INCOME (EXPENSES)
Interest expense	(174,727)	(432,922)	(781,671)	(1,181,165)
Unrealized gain (loss) on marketable securities, net	(2,303,218)	(160,310)	848,533	(595,590)
Realized gain on sale of securities	160,296	-	160,296	-
Other income (loss)	-	56,619	-	(21,090)
Employer retention credit	190,338	-	190,338	-
Rental Income	58,410	56,577	221,328	212,778
Loss on sale of assets	-	48,621	(297,351)	(19,093)
Gain on extinguishment of debt	237,202	-	755,782	-
TOTAL OTHER INCOME (EXPENSE)	(1,831,699)	(431,415)	1,097,255	(1,604,160)

LOSS BEFORE INCOME TAXES	(3,089,756)	(3,779,715)	(2,691,892)	(5,144,332)

TAXES	-	-	-	-

NET LOSS	$(3,089,756)	$(3,779,715)	$(2,691,892)	$(5,144,332)

BASIC NET LOSS PER SHARE	$(0.14)	$(0.22)	$(0.15)	$(0.30)
DILUTED NET LOSS PER SHARE	$(0.14)	$(0.22)	$(0.15)	$(0.30)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	21,389,041	16,915,706	18,422,459	16,915,706
Diluted	21,389,041	16,915,706	18,422,459	16,915,706

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Panacea Life Sciences Holdings, Inc. and Subsidiary

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

	As restated
	Three Months Ended September 30, 2021
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of June 30, 2021	8,520,450	$852	21,321,613	$2,132	$23,066,921	$(11,584,750)	$11,485,155
Series A Preferred stock conversion to common stock	(100)	-	71,429	7	(7)		-
Net Loss	-	-	-	-	-	(3,089,756)	(3,089,756)
Balance as of September 30, 2021	8,520,350	$852	21,393,042	$2,139	$23,066,914	$(14,674,506)	$8,395,399

	Nine Months Ended September 30, 2021
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	1,020,000	$102	16,915,706	$1,692	$18,689,119	$(11,982,614)	$6,708,299
Shares issued for acquisition	7,500,450	750	4,405,907	440	4,377,802		4,378,992
Series A Preferred stock conversion to common stock	(100)	-	71,429	7	(7)		-
Net Loss	-	-	-	-	-	(2,691,892)	(2,691,892)
Balance as of September 30, 2021	8,520,350	$852	21,393,042	$2,139	$23,066,914	$(14,674,506)	$8,395,399

	Three Months Ended September 30, 2020
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of June 30, 2020	1,020,000	$102	16,915,706	$1,692	$18,689,119	$(8,115,401)	$10,575,512
Net Loss	-	-	-	-	-	(3,779,715)	(3,779,715)
Balance as of September 30, 2020	1,020,000	$102	16,915,706	$1,692	$18,689,119	$(11,895,116)	$6,795,797

	Nine Months Ended September 30, 2020
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2019	1,020,000	$102	16,915,706	$1,692	$18,689,119	$(6,750,784)	$11,940,129
Net Loss	-	-	-	-	-	(5,144,332)	(5,144,332)
Balance as of September 30, 2020	1,020,000	$102	16,915,706	$1,692	$18,689,119	$(11,895,116)	$6,795,797

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Panacea Life Sciences Holdings, Inc. and Subsidiary

Unaudited Condensed Consolidated Statements of Cash Flows

	As Restated
	Nine Months Ended September 30,
	2021	2020

Cash flows from operating activities
Net loss	$(2,691,892)	$(5,144,332)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	1,280,324	1,018,567
Realized gain on sale of securities	(160,296)	-
Fixed asset disposal loss	297,351	19,093
Amortization of intangible assets	46,050	46,050
Non-cash settlement of convertible note and accrued interest	(752,751)	-
Unrealized gain/loss on marketable securities	(848,533)	595,590
Changes in operating assets and liabilities
Accounts receivable	(367,793)	91,952
Inventory	(628,011)	(5,463,820)
Prepaid expense and other assets	(166,221)	647,257
Accounts payable and accrued expenses	955,493	1,226,146
Operating lease liability, net	344,076	344,085
Net cash used in operating activities	(2,692,203)	(6,619,412)

Cash flows from investing activities
Net cash received in from acquisitions	9,157	-
Proceeds from sale of marketable securities	230,296	-
Proceeds from sale of fixed assets	446,026	34,920
Net fixed asset acquisition	(172,397)	(3,301,527)
Net Cash provided by (used in) investing activities	513,082	(3,266,607)

Cash flows from financing activities
Proceeds from payroll protection loan, SBA loan	-	273,300
Proceeds from payroll protection loan - related party	243,041	-
Payments of principal on notes payable - related party	(135,000)	(3,503,545)
Proceeds from notes payable - related party	2,001,201	5,134,225
Net cash provided by financing activities	2,109,242	1,903,980

Net decrease in Cash and Cash Equivalents	(69,879)	(7,982,039)
Cash and Cash Equivalents, Beginning of Period	84,379	8,515,509
Cash and Cash Equivalents, End of Period	$14,500	$533,470

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes during the year	$-	$-
Interest payments during the year	$-	$525,000

Noncash investing and financing activity
Non-cash receivable - related party	$(500,000)	$-
Related party loan repayment with inventory	$4,693,367	$-
Non-cash fixed asset disposal as part of the reverse acquisition	$3,058,457	$-
Capitalized assets purchased on account - related party	$343,979	$396,270
Liabilities from acquisition	$1,096,782	$-
Debt retired in merger, related party	$(12,718,441)	$-
Preferred Series B-1 Issuance in Acquisition	$150	$-
Preferred Series B-2 Issuance in Acquisition	$600	$-
Common stock issued for the reverse merger with Exactus	$4,369,085	$-

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

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial information, which includes consolidated unaudited interim financial statements and present the consolidated unaudited interim financial statements of the Company and its wholly-owned subsidiary as of September 30, 2021. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. All intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, stockholders’ equity and cash flows as of September 30, 2021, and 2020, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Operating results for the three and nine months ended September 30, 2021 and 2020 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2021. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

Going concern

These unaudited condensed consolidated financial statements are presented on the basis that the Company will continue as a going concern. Panacea has combined with Panacea Life Sciences Holdings, Inc. (formerly Exactus), so the below items reflect the consolidated company. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since our inception in later 2017, we have generated losses from operations. As of September 30, 2021, our accumulated deficit was $14.675 million, and we had $3.646 million in cash and liquid stock. As of September 30, 2021 the shares of common stock we hold in 22nd Century Group, Inc. (1,227,017 shares) (NASDAQ:XXII) (“XXII”) was valued at approximately $3.631million. The XXII stock is pledged to secure a $4.063 million promissory note in favor of Quintel-MC, Incorporated (“Quintel”) and a $1.624 million promissory note in favor of Leslie Buttorff, CEO of the Company. Quintel-MC, Inc. is wholly owned company of the CEO. These items are shown on the balance sheet as related party loans. The current plan with respect to the XXII stock is to hold this stock during the short-term pending XXII’s application for MRTP FDA approval. These factors raise doubt about the Company’s ability to continue as a going concern for a period of 12 months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve or maintain profitable operations or become cash flow positive or raise additional debt and/or equity capital. In addition, due to insufficient revenue, we will need to obtain further funding through public or private equity offerings, debt financing, collaboration arrangements or other sources in order to maintain active business operations. We currently do not have sufficient cash flow to pay our ongoing financial obligations on a consistent basis. The issuance of any additional shares of Common Stock, preferred stock or convertible securities could be substantially dilutive to our shareholders. In addition, adequate additional funding may not be available to us on acceptable terms, or at all. These unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company currently has closed a $1.1 million convertible note and warrants financing. See Note 11, “Subsequent Events.”

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

The following table shows, by level within the fair value hierarchy, the Company’s assets and liabilities at fair value on a recurring basis as of September 30, 2021 and December 31, 2020:

	September 30, 2021				December 31, 2020
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Marketable securities	$3,631,970	$3,631,970	$-	-	$2,853,437	$2,853,437	$-	$-
Total	$3,631,970	$3,631,970	$-	$-	$2,853,437	$2,853,437	$-	$-

In August, 2021 there was one sale of marketable securities out of Level 1. There were no transfers in 2020. On August 5, 2021 70,000 shares of XXII securities were sold at an average price of $3.29. The net proceeds were $230,296 of which $160,296 was recorded as a realized gain on sale of securities.

September 30, 2021
Balance at beginning of year	$2,853,437
Sale of securities	(230,296)
Realized gain on sale of securities	160,296
Unrealized gain on marketable securities, net	848,533
Balance at end of period	$3,631,970

As of September 30, 2021, the Company has no liabilities that are re-measured at fair value.

Income Taxes

Income taxes are accounted for under the asset and liability method prescribed by FASB ASC Topic 740. These standards require a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more likely than not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax asset will not be realized.

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

Some of the Company’s contract liabilities consist of advance customer payments. Contract liability results from transactions in which the Company has been paid for products by customers, but for which all revenue recognition criteria have not yet been met. Once all revenue recognition criteria have been met, the contract liabilities are recognized. The company recorded $31,725 and $463,454 in advanced customer payments as of September 30, 2021 and December 31, 2020, respectively and these amounts are included in the balance sheet line item of accounts payable and accrued expenses.

	September 30, 2021	December 31, 2020
Balance, beginning of period	$121,300	$254,786
Payments received for unearned revenue	31,725	463,454
Revenue earned	132,955	596,940

Balance, end of period	$20,070	$121,300

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

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with ASC 606. The amounts charged to customers for shipping products are recognized as revenues and the related freight costs of shipping products are classified in general and administrative costs as incurred. Shipping costs are included as a component of general and administrative and were $12,603 and $54,429 for September 30, 2021 and September 30, 2020, respectively. The decrease is due to less PPE items being shipped out.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. There were no cash equivalents. The Company places its cash and cash equivalents with high-quality financial institutions. At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. On September 30, 2021, the Company’s cash balances did not exceed the FDIC limit.

Advertising & Marketing

Advertising costs are expensed when incurred and are included in advertising and promotional expense in the accompanying statements of operations. Included in this category are expenses related to public relations, investor relations, new package design, website design, design of promotional materials, cost of trade shows, cost of products given away as promotional samples, and paid advertising. The Company recorded advertising costs included in general and administrative costs of $292,157 and $1,375,962 for the nine months ending September 30, 2021 and 2020, respectively.

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

The Business Combination on June 30, 2021 was accounted for as a recapitalization of equity structure. In October, 2021 the Company completed 1-for-28 reverse stock split. Pursuant to GAAP, the Company retrospectively recasted the weighted-average shares included within its condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and September 30, 2020. The basic and diluted weighted-average Panacea ordinary shares are retroactively converted to shares of the Company’s common stock to conform to the recasted condensed consolidated statements of stockholders’ equity.

The following financial instruments were not included in the diluted loss per share calculation for the three months ending September 30, 2021 and 2020 because their effect was anti-dilutive:

	For the three months ended September 30,
	2021	2020
Options to purchase common stock	61,446	-
Warrants to purchase common stock	56,377	-
Series A Convertible Preferred	256,211	-
Series B-1 Convertible Preferred	6,679	-
Series B-2 Convertible Preferred	26,786	-
Series C Convertible Preferred	2,289,220	-
Series C-1 Convertible Preferred	1,064,908	-
Series D Convertible Preferred	1,628,126	-
Total	5,389,753	-

The following financial instruments were not included in the diluted loss per share calculation for the nine months ending September 30, 2021 and 2020 because their effect was anti-dilutive:

	For the nine months ended September 30,
	2021	2020
Options to purchase common stock	61,446	-
Warrants to purchase common stock	56,377	-
Series A Convertible Preferred	250,000	-
Series B-1 Convertible Preferred	6,679	-
Series B-2 Convertible Preferred	26,786	-
Series C Convertible Preferred	2,289,220	-
Series C-1 Convertible Preferred	1,064,908	-
Series D Convertible Preferred	1,628,126	-
Total	5,383,541	-

Recently Issued Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), Accounting for Convertible Instruments and Contract’s in an Entity’s Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU simplifies the diluted net income per share calculation in certain areas. The ASU is effective for annual and interim periods beginning after December 31, 2021, and early adoption is permitted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company does not expect the adoption of ASU 2020-6 to have any material impact on its consolidated financial statements.

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

Intangible Assets and Goodwill

The Company has intangible assets. Goodwill is comprised of the purchase price of business combinations in excess of the fair market value assigned at acquisition to the tangible and intangible assets acquired. Goodwill is not amortized. The Company tests goodwill for impairment on an annual basis. The Company performed its most recent goodwill impairment using a discounted cash flow analysis and found that the fair value exceeded the carrying value. It has $2.189 million of goodwill from the acquisition of the assets of Phoenix Life Sciences, Inc. in October 2017 and intangible assets of $0.077 million as of September 30, 2021 and $0.123 million for as of December 31, 2020. In the acquisition of Phoenix, the Company acquired product formulas which is classified as an intangible asset.

Estimated Life
Goodwill from Phoenix Acquisition	Tested Yearly for Impairment
Intangibles – Formulations	5 Years

	September 30, 2021	December 31, 2020
	$2,188,810	$2,188,810
Intangibles – Formulations	307,001	307,001
Less accumulated amortization	(230,250)	(184,200)
Net intangible assets	$76,751	$122,801

NOTE 3 – PROPERTY, EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property and equipment, net including any major improvements, are recorded at historical cost. The cost of repairs and maintenance is charged against operations as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, generally as follows:

Estimated Life
Computers and technological assets	3 – 5 Years
Furniture and fixtures	3 – 5 Years
Machinery and equipment	5 – 10 Years
Leasehold improvement	10 Years

Property and equipment, net consists of the following:

	September 30, 2021	December 31, 2020
Computers and technological assets	$3,310,025	$2,993,626
Furniture and fixtures	55,951	55,951
Machinery and equipment	7,524,242	8,494,298
Land	92,222	2,293,472
Assets under construction	-	743,377
Leasehold improvements	1,508,915	1,508,915
Total	12,491,355	16,089,639
Less accumulated depreciation	(3,466,850)	(2,499,351)
Total property and equipment, net	$9,024,505	$13,590,287

The land and equipment decreased from December 31, 2020 to September 30, 2021 due to the partial sale of the farmland and equipment. See Note 10.

Depreciation expenses for the three- and nine-month periods ending September 30, 2021 and 2020 were $392,485, $1,280,324, $371,314 and $1,018,567 respectively.

During the nine months ended September 30, 2021, the Company sold fixed assets of $743,377 and recorded a loss of $297,351 in respect of that sale. During the year ended December 31, 2020, the Company sold fixed assets of $260,337 and recorded a loss of $140,714 in respect of that sale.

NOTE 4 - INVENTORY

Inventory consists of the following components:

	September 30, 2021	December 31, 2020
Raw Materials	$1,006,096	$991,523
Semi-Finished	1,317,948	1,372,950
Finished Goods	1,998,260	6,018,530
Packaging	16,281	20,938
Trading	5,793	5,793
Total	$4,344,378	$8,409,734

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

NOTE 5 –OPERATING LEASE RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES – RELATED PARTY

Right of Use

The Company adopted Accounting Standards Update (“ASU”) No. 2016-02, “Leases” (“ASC 842”) on January 1, 2019, the start of our 2019 fiscal year. The Company has one lease arrangement with a related party entered into on December 22, 2018 for 3-year term starting with January 1, 2019 for certain laboratory facilities, with a nine-year extension option. This lease was extended and now expires on December 31, 2030. At inception, the Company recognized a Right of Use Asset and a corresponding lease liability in the amount of $4,595,509. The Company’s lease arrangements may contain both lease and non-lease components. The Company has elected to combine and account for lease and non-lease components as a single lease component. The Company has incorporated residual value obligations in leases for which there is such occurrences. Regarding short-term leases, ASC 842-10-25-2 permits an entity to make a policy election not to apply the recognition requirements of ASC 842 to Short-term leases. The Company has elected not to apply the ASC 842 recognition criteria to any leases that qualify as Short-Term Leases.

The Company, as of January 1, 2019, leases a portion of the property (formerly the Environmental Protection Agency building) in Golden, CO from J&N Real Estate, owned by the CEO, a related party with a term expiring on December 31, 2030. The lease consists of all laboratory space including testing facilities, water treatment, extraction and production. The lease of the property is based on the fair market rent and triple net lease (NNN) values competitive in the marketplace for a cGMP facility. The Company also subleases some of its laboratory space to other CBD companies. This income is presented under the Other Income line items of the statements of operations. The leases vary from short-term monthly leases to 3-year leases but are all cancellable.

Below is a summary of our right of use assets and liabilities as of September 30, 2021.

	September 30, 2021	December 31, 2020
Right-of-use assets	$3,681,682	$3,937,706

Present value of operating lease liabilities	$3,775,942	$4,022,870
Less: Long-term portion of operating lease liability	(3,434,571)	(3,692,392)
Short-term portion of operating lease liability	341,371	330,478
Unpaid balances	1,167,372	832,391
Total short-term lease liability obligations	$1,508,743	$1,162,869
Weighted-average remaining lease term (Ends December 31, 2030)	9.25 years	10 years

Weighted-average discount rate		3.0%

Right-of-use assets	$3,681,682

Total lease liability obligations	$4,943,314
Weighted-average remaining lease term (Ends December 31, 2030)	9.25 year

During the three and nine months ended September 30, 2021, we recognized approximately $114,693 and $344,079, respectively in operating lease costs. During the year ended December 31, 2020, we recognized approximately $458,772, respectively in operating lease costs. Operating lease costs are included in operating expenses in our consolidated statement of operations.

Approximate future minimum lease payments for our right of use assets over the remaining lease periods as of September 30, 2021, are as follows:

2021	$111,661
2022	451,110
2023	455,622
2024	460,178
2025	464,780
Thereafter	2,394,550
Total undiscounted operating lease payments	4,337,901
Less: Imputed interest	(561,959)
Present value of operating lease liabilities	$3,775,942

NOTE 6 – NOTES PAYABLE

The Company’s debt obligations are summarized as follows. The December 31, 2020, numbers reflect the pre-merger Panacea indebtedness, while the September 30, 2021, now include the Panacea indebtedness, as well as Exactus’ indebtedness.

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

Regarding Panacea Life Sciences, Inc.’s (PLS) on January 26, 2021, PLS received approval for the PPP second draw loan in the amount of $243,041; the second draw loan was forgiven on September 28, 2021.

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

The Company has recorded another liability which includes building leasehold improvements and SAP software and support fees. Refer to Note 9.

	September 30, 2021	December 31, 2020
Notes payable - related party (1)	$4,062,713	$7,911,044
Notes payable – related party (2)	2,077,886	150,000
Notes payable -related party (3)	-	7,000,000
Notes payable - related party (4)	75,556	-
Total related party notes	$6,216,155	$15,061,044

Paycheck protection loan (5)	$-	$273,300
SBA loan (4)	99,100	-
Total Paycheck protection and SBA loan	$99,100	$273,300

	September 30, 2021	December 31, 2020
Other liability—related party
SAP software, support and building modifications (6)	$2,529,248	$2,185,269
J&N Building Loan (7)	513,390	513,390
Total	$3,042,638	$2,698,659

(1)	Payable to Quintel. As part of the agreement in the reverse merger transaction the Quintel loans and historical interest owed of $1,932,358 was combined into a new loan principal total of $4.062 million. In May, 2021, before the exchange agreement Panacea also transferred $4.7 million in PPE inventory to Quintel to facilitate a transaction. The net effect of this transaction was a credit to revenue, debit to finished goods inventory and a credit to the Quintel loan.
(2)	Payable to CEO, secured by XXII common stock.
(3)	Convertible debt owed to XXII. On June 30, 2021 the $7 million in convertible debt was retired in exchange for a portion of the Needle Rock Farm ($2.2 million), $500,000 was converted to common stock and J&N Real Estate Company assumed a $4.3 million loan.
(4)	Liability carried over from Exactus
(5)	Paycheck protection loans include Exactus’ and Panacea’s loans.
(6)	Accrued expenses related to SAP software and implementation services. Software enhancements for production related functionality and user interface were added in 2020 and 2021. In 2019 the initial implementation of the system was completed.
(7)	The J&N Real Estate Company loan for Panacea Building capital was made in 2020

NOTE 7 - STOCKHOLDERS’ EQUITY

Common stock

The Company’s authorized common stock consists of 650,000,000 shares with a par value of $0.0001 per share.

During the quarter ended September 30, 2021, 100 shares of Series A Preferred Shares were converted into 71,429 shares of common stock.

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

Stock Options

A summary of the stock option activity is presented below:

	Options Outstanding as of September 30, 2021
	Number of Shares Subject to Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Balance on December 31, 2020	-	-	-	-
Options assumed in merger	196,491	$3.64	3.70	192,500
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options canceled / expired	-	-	-	-
Balance at September 30, 2021	196,491	$3.64	3.45	$192,500

Vested and exercisable at September 30, 2021	196,491	$3.64	3.45	$192,500

Stock Warrants

As a result of the Merger closing (see Note 10), as of September 30, 2021, the Company had outstanding warrants to purchase an aggregate of 56,377 (post-split) shares of common stock (1,578,549 shares pre-split). The warrants were previously issued by Exactus, Inc. and assumed in the Merger. The Company’s outstanding warrants as of September 30, 2021 are summarized as follows, and all were exercisable at that date.

Name	Expire	Number of Shares	Average Exercise Price
Balance on December 31, 2020	-	-	-
Assumed in Merger		56,337	$13.64
Total as of September 30, 2020		56,337	$13.64

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

In addition, the Company entered into an exchange agreement on June 30, 2021 with an investor and filed with the Secretary of State of the State of Nevada a Certificate of Designation of Preferences, Rights and Limitations for Series A Preferred stock under which the Note in the original principal amount of $750,000 would be exchanged for 500 shares of a new series of our preferred stock designated 0% Series A Convertible Preferred Stock (the “Series A Preferred”) with a stated value of $1,000 per share (the “Stated Value”).

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

As a result of our acquisition of Panacea, the Company is now involved in the following pending litigation:

On February 16, 2021, Henley Group, Inc. filed with the Superior Court of the State of California, San Bernardino County, a complaint (Case #: SIV SB 2105771) against Panacea for breach of contract and fraud related to Panacea’s non-delivery of product. While Panacea refunded the purchase price, the plaintiff seeks damages including lost profits and costs which plaintiff alleged to have incurred in the amount of approximately $45,000. The plaintiff also seeks attorney’s fees and costs, consequential damages and punitive damages. Panacea’s attorney has submitted counterclaims and we believe this complaint is frivolous. Mediation was held in October with no outcome.

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

NOTE 9 - RELATED PARTY TRANSACTIONS

Notes Payable and Accrued Interest – Related Parties

On June 30, 2021 Panacea received a loan of from Quintel-MC Incorporated, an affiliate of the Company’s CEO in exchange for the Quintel Note. (see Note 5 – Notes Payable - Quintel Note). The principal of this loan is $4,062,713. The loan has a 10% interest rate and no maturity date.

On June 30, 2021, Panacea issued the Company’s CEO, Ms. Buttorff, a 10% promissory note in the amount of $1,624,000 secured by a pledge of certain XXII common stock owned by Panacea (see Note 5 – Notes Payable — Buttorff Note and Note 2 Going concern). See table below for the accrued interest and interest expense recorded.

On July 1, 2021, the Company issued Ms. Buttorff a $1 million line of credit note (see Note 5 – Notes Payable — Buttorff Note). To date $392,201 of the line of credit has been consumed.

During October 2019, the Company issued a short-term promissory notes to an officer of Exactus, for an aggregate principal amount of $55,556.

J&N Real Estate related party owned by Ms. Buttorff—See Note 5 Operating lease.

The Services Agreement dated January 1, 2019, by and between the Company and Quintel, with respect to IT, HR, accounting/periodic reporting, production planning, and employee reporting services. The Master Agreement dated January 1, 2019, by and between the Company and Quintel/Canna Software, LLC for the provision of the ERPCannabis solution. As of September 30, 2021 the outstanding obligation under these two service contracts is $2,529,248. In 2021 $229,497 were capitalized and $91,482 of the costs were expensed.

The accrued interest and interest expenses recorded for related party loans are shown below.

	September 30, 2021	December 31, 2020
Accrued Interest
Related party loan-Quintel	$123,104	$1,347,356
Related party loan-CEO loan	42,494	1,500
Related party loan-XXII	-	-
Related party loan – Line of credit	9,129	-

	Three months ended September 30, 2021	Nine months ended September 30, 2021	Three months ended September 30, 2020	Nine months ended September 30, 2020
Interest Expense
Related party loan-Quintel	$123,104	$645,628	$257,234	$643,171
Related party loan-CEO loan	42,494	102,679	-	-
Related party loan-XXII	-	-	175,000	525,000
Related party loan – Line of Credit	9,129	9,129	-	-

Other

The Company continues to hold 1,227,017 shares of XXII stock which is available for sale. On August 25, 2021 70,000 shares were sold and the proceeds from the sale was $230,296. XXII recently moved from the NYSE to NASDAQ. As of September 30, 2021 XXII is a common shareholder of the Company.

NOTE 10 – RESTATED FINANCIAL STATEMENTS AND EXPLANATIONS

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q (the “Q3 2021 Form 10-Q”) of Panacea Life Sciences Holdings, Inc. (F/K/A Exactus, Inc.) (the “Company”) for the quarter ended September 30, 2021, as filed with the Securities and Exchange Commission (the “SEC”) on November 15, 2021. We are filing this Amendment to change certain disclosures in Part I. Item 1 – Financial Statements, and Part II. Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – of the Q3 2021 Form 10-Q following the completion of review by the Company’s independent registered public accounting firm. The Q3 2021 Form 10-Q was previously filed before the review was completed.

The following tables’ present reconciliation from our prior periods as previously reported to the restated values for the consolidated balance sheets and the consolidated statement of operations. A description of restatements is listed below:

Impacts of restatement

The effects of the restatement on the line items within the Company’s condensed consolidated balance sheets as of September 30, 2021 are as follows:

(a)	Amortization of right of use asset was recorded twice in initial filing.
(b)	Reflects reversal of depreciation that was previously posted on asset that was retired.
(c)	To separately report short and long-term amounts associated with right of use asset.

Panacea Life Sciences Holdings, Inc. and Subsidiary

Unaudited Condensed Consolidated Balance Sheets

	As Restated			Adjustment		As Reported
	September 30, 2021	December 31, 2020		September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
	(Unaudited)			(Unaudited)		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,500	$84,379		$-	$-	$14,500	$84,379
Accounts receivable, net	515,095	147,302		-	-	515,095	147,302
Other receivables, related party	500,000	-		-	-	500,000	-
Inventory, net	4,344,378	8,409,734		-	-	4,344,378	8,409,734
Marketable securities related party	3,631,970	2,853,437		-	-	3,631,970	2,853,437
Prepaid expenses and other current assets	193,596	27,375		-	-	193,596	27,375
TOTAL CURRENT ASSETS	9,199,539	11,522,227		-	-	9,199,539	11,522,227

Operating lease right-of-use asset, net, related party	3,681,682	3,937,706	(a)	57,237	-	3,624,445	3,937,706
Property and equipment, net	9,024,505	13,590,287	(b)	-	14,600	9,024,505	13,575,687
Intangible assets, net	76,751	122,800		-	-	76,751	122,800
Goodwill	2,188,810	2,188,810		-	-	2,188,810	2,188,810
TOTAL ASSETS	$24,171,287	$31,361,830		$57,237	$14,600	$24,114,050	$31,347,230

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,474,681	$1,765,267		$-	$-	$1,474,681	$1,765,267
Operating lease liability, current portion, related party	1,508,743	1,162,869	(c)	(3,453,787)	(3,692,381)	4,962,530	4,855,250
Note payable-current, related party	6,216,155	15,061,044		-	-	6,216,155	15,061,044
Paycheck protection loan, SBA Loan	99,100	273,300		-	-	99,100	273,300
TOTAL CURRENT LIABILITIES:	9,298,679	18,262,480		(3,453,787)	(3,692,381)	12,752,466	21,954,861

Operating lease liability, long-term portion, related party	3,434,571	3,692,392	(c)	3,434,571	3,692,392	-	-
Other long-term liabilities, related party	3,042,638	2,698,659	(c)	-	-	3,042,638	2,698,659
TOTAL LIABILITIES	15,775,888	24,653,531		(19,216)	11	15,795,104	24,653,520

Commitments and contingencies	-	-		-	-	-	-

STOCKHOLDERS’ EQUITY						-
Series A Preferred Stock: $0.0001 Par Value, 1,000 shares designated; 450 and 0 shares issued and outstanding on September 30, 2021 and December 31, 2020 respectively.	-	-		-	-	-	-
Series B-1 Preferred: $0.0001 Par Value, 32,000,000 shares designated; 1,500,000 and 0 shares issued and outstanding on September 30, 2021 and December 31, 2020 respectively.	150	-		-	-	150	-
Series B-2 Preferred: $0.0001 Par Value, 6,000,000 shares designated; 6,000,000 and 0 shares issued and outstanding on September 30, 2021 and December 31, 2020 respectively.	600	-		-	-	600	-
Series C Preferred: $0.0001 Par Value, 1,000,000 shares designated; 1,000,000 and 1,000,000 shares issued and outstanding on September 30, 2021 and December 31, 2020 respectively.	100	100		-	-	100	100
Series C-1 Preferred: $0.0001 Par Value, 10,000 shares designated and 10,000 and 10,000 shares issued and outstanding on September 30, 2021 and December 31, 2020 respectively.	1	1		-	-	1	1
Series D Preferred: $0.0001 Par Value, 10,000 shares designated and 10,000 and 10,000 shares issued and outstanding on September 30, 2021 and December 31, 2020 respectively.	1	1		-	-	1	1
Common Stock: $0.0001 Par Value, 650,000,000 shares authorized; 21,393,041 and 16,915,706 shares issued and outstanding on September 30, 2021 and December 31, 2020 respectively.	2,139	1,692		-	-	2,139	1,692
Additional paid in capital	23,066,914	18,689,119	(b)	(14,588)	(0)	23,081,502	18,689,119
Accumulated deficit	(14,674,506)	(11,982,614)	(b)	91,041	14,589	(14,765,547)	(11,997,203)
TOTAL STOCKHOLDERS’ EQUITY	8,395,399	6,708,299		76,453	14,589	8,318,946	6,693,710

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,171,287	$31,361,830		$57,237	$14,600	$24,114,050	$31,347,230

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The effects of the restatement on the line items within the Company’s condensed consolidated statements of operations and comprehensive income for the six months ended September 30, 2021 are as follows:

(a)	Amortization of right of use asset was recorded twice in initial filing.

Panacea Life Sciences Holdings, Inc. and Subsidiary

Unaudited Condensed Consolidated Statements of Operations

	As Restated					Adjustment				As Reported
	Three Months Ended September 30,		Nine Months Ended September 30,			Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020		2021	2020	2021	2020	2021	2020	2021	2020
REVENUE	$588,040	$1,343,641	$1,413,674	$8,305,630		$-	$-	$-	$-	$588,040	$1,343,641	$1,413,674	$8,305,630
COST OF SALES	305,025	2,905,780	883,508	6,285,879		-	-	-	-	305,025	2,905,780	883,508	6,285,879
GROSS PROFIT (LOSS)	283,015	(1,562,139)	530,166	2,019,751		-	-	-	-	283,015	(1,562,139)	530,166	2,019,751

OPERATING EXPENSES
Production related operating expenses	1,250,434	1,307,169	3,407,407	3,012,485	(a)	(76,462)	5	(76,452)	10	1,326,896	1,307,164	3,483,859	3,012,475
General and administrative expenses	290,638	478,992	911,906	2,547,438		-	(4,205)	-	(4,205)	290,638	483,197	911,906	2,551,643
TOTAL OPERATING EXPENSES	1,541,072	1,786,161	4,319,313	5,559,923		(76,462)	(4,200)	(76,452)	(4,195)	1,617,534	1,790,361	4,395,765	5,564,118

INCOME (LOSS) FROM OPERATIONS	(1,258,057)	(3,348,300)	(3,789,147)	(3,540,172)	(a)	76,462	4,200	76,452	4,195	(1,334,519)	(3,352,500)	(3,865,599)	(3,544,367)

OTHER INCOME (EXPENSES)
Interest expense	(174,727)	(432,922)	(781,671)	(1,181,165)		-	-	-	-	(174,727)	(432,922)	(781,671)	(1,181,165)
Unrealized gain (loss) on marketable securities, net	(2,303,218)	(160,310)	848,533	(595,590)		-	(60,818)	-	16,891	(2,303,218)	(99,492)	848,533	(612,481)
Realized gain on sale of securities	160,296	-	160,296	-		-	-	-	-	160,296	-	160,296	-
Other income (loss)	-	56,619	-	(21,090)		-	56,619	-	(21,090)
Employer retention credit	190,338	-	190,338	-		-	-	-	-	190,338	-	190,338	-
Rental Income	58,410	56,577	221,328	212,778		-	-	-	-	58,410	56,577	221,328	212,778
Gain (loss) on sale of assets	-	48,621	(297,351)	(19,093)		-	-	-	-	-	48,621	(297,351)	(19,093)
Gain on extinguishment of debt	237,202	-	755,782	-		-	-	-	-	237,202	-	755,782	-
TOTAL OTHER INCOME (EXPENSE)	(1,831,699)	(431,415)	1,097,255	(1,604,160)		-	(4,199)	-	(4,199)	(1,831,699)	(427,216)	1,097,255	(1,599,961)

INCOME (LOSS) BEFORE INCOME TAXES	(3,089,756)	(3,779,715)	(2,691,892)	(5,144,332)	(a)	76,462	1	76,452	(4)	(3,166,218)	(3,779,716)	(2,768,344)	(5,144,328)

TAXES	-	-	-	-		-	-	-	-	-	-	-	-

NET INCOME (LOSS)	$(3,089,756)	$(3,779,715)	$(2,691,892)	$(5,144,332)	(a)	$76,462	$1	$76,452	$(4)	$(3,166,218)	$(3,779,716)	$(2,768,344)	$(5,144,328)

BASIC NET INCOME (LOSS) PER SHARE	$(0.14)	$(0.22)	$(0.15)	$(0.30)		$0.00	$0.00	$(0.02)	$(0.00)	$(0.15)	$(0.22)	$(0.13)	$(0.30)
DILUTED NET INCOME (LOSS) PER SHARE	$(0.14)	$(0.22)	$(0.15)	$(0.30)		$0.00	$0.00	$(0.02)	$(0.00)	$(0.15)	$(0.22)	$(0.13)	$(0.30)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	21,389,041	16,915,706	18,422,459	16,915,706		-	-	(2,966,582)	-	21,389,041	16,915,706	21,389,041	16,915,706
Diluted	21,389,041	16,915,706	18,422,459	16,915,706		-	-	(2,966,582)	-	21,389,041	16,915,706	21,389,041	16,915,706

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The effects of the restatement on the line items within the Company’s condensed statement of stockholders’ equity as of September 30, 2021 are as follows:

(a)	The changes in the “Accumulated Deficit” reflects the accumulated difference of the changes reported in the Statement of Operations.

(b)	The change in “Additional Paid-in Capital” reflects reclass and adjustments associated with the Company 1 to 28 reverse split of its Common Stock.

(c)	The changes in “Net Income” reflects the accumulated difference of the changes reported in the Statement of Operations for the period.

Panacea Life Sciences Holdings, Inc. and Subsidiary

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	As restated								Adjustment
	Three Months Ended September 30, 2021											Three Months Ended September 30, 2021
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s		Additional Paid-in	Accumulated	Total Stockholder’s	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity		Capital	Deficit	Equity	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of June 30, 2021	8,520,450	$852	21,321,613	$2,132	$23,066,921	$(11,584,750)	$11,485,155	(a) (b)	$(4,455)	$4,446	$(9)	8,520,450	$852	21,321,613	$2,132	$23,071,376	$(11,589,196)	$11,485,164
Series A Preferred stock conversion to common stock	(100)	-	71,429	7	(7)		-	(b)	-	-	-	(100)	-	71,429	7	(7)		-
Net Loss	-	-	-	-	-	(3,089,756)	(3,089,756)	(c)	-	76,462	76,462	-	-	-	-	-	(3,166,218)	(3,166,218)
Balance as of September 30, 2021	8,520,350	$852	21,393,042	$2,139	$23,066,914	$(14,674,506)	$8,395,399		$(4,455)	$80,908	$76,453	8,520,350	$852	21,393,042	$2,139	$23,071,369	$(14,755,414)	$8,318,946

	Nine Months Ended September 30, 2021											Nine Months Ended September 30, 2021
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s					Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity					Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	1,020,000	$102	16,915,706	$1,692	$18,689,119	$(11,982,614)	$6,708,299	(a) (b)	$10,133	$4,456	$14,589	1,020,000	$102	16,915,706	$1,692	$18,678,986	$(11,987,070)	$6,693,710
Shares issued for acquisition	7,500,450	750	4,405,907	440	4,377,802		4,378,992	(b)	(14,588)	-	(14,588)	7,500,450	750	4,405,907	440	4,392,390		4,393,580
Series A Preferred stock conversion to common stock	(100)	-	71,429	7	(7)		-		-	-	-	(100)	-	71,429	7	(7)		-
Net Loss	-	-	-	-	-	(2,691,892)	(2,691,892)	(c)	-	76,452	76,452	-	-	-	-	-	(2,768,344)	(2,768,344)
Balance as of September 30, 2021	8,520,350	$852	21,393,042	$2,139	$23,066,914	$(14,674,506)	$8,395,399		$(4,455)	$80,908	$76,453	8,520,350	$852	21,393,042	$2,139	$23,071,369	$(14,755,414)	$8,318,946

	Three Months Ended September 30, 2020											Three Months Ended September 30, 2020
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s					Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity					Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of June 30, 2020	1,020,000	$102	16,915,706	$1,692	$18,689,119	$(8,115,401)	$10,575,512	(a) (b)	$236,847	$(10,142)	$226,705	1,020,000	$102	16,915,706	$1,692	$18,452,272	$(8,105,259)	$10,348,807
Net Loss	-	-	-	-	-	(3,779,715)	(3,779,715)		-	-	-	-	-	-	-	-	(3,779,715)	(3,779,715)
Balance as of September 30, 2020	1,020,000	$102	16,915,706	$1,692	$18,689,119	$(11,895,116)	$6,795,797		$236,847	$(10,142)	$226,705	1,020,000	$102	16,915,706	$1,692	$18,452,272	$(11,884,974)	$6,569,092

	Nine Months Ended September 30, 2020											Nine Months Ended September 30, 2020
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s					Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity					Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2019	1,020,000	$102	16,915,706	$1,692	$18,689,119	$(6,750,784)	$11,940,129	(a) (b)	$236,847	$(10,137)	$226,710	1,020,000	$102	16,915,706	$1,692	$18,452,272	$(6,740,647)	$11,713,419
Net Loss	-	-	-	-	-	(5,144,332)	(5,144,332)	(c)	-	(5)	(5)	-	-	-	-	-	(5,144,327)	(5,144,327)
Balance as of September 30, 2020	1,020,000	$102	16,915,706	$1,692	$18,689,119	$(11,895,116)	$6,795,797		$236,847	$(10,142)	$226,705	1,020,000	$102	16,915,706	$1,692	$18,452,272	$(11,884,974)	$6,569,092

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

The effects of the restatement on the line items within the Company’s condensed consolidated statement of cash flow as of September 30, 2021 are as follows:

(a)	Reflects previously unrecorded expenses.
(b)	Amortization of right of use asset being reported as a net amount with liability reduction.
(c)	Reflects liabilities acquired in merger being reported as non-cash items.
(d)	Reflects PPE sale to related party being reclassified as non-cash item.
(e)	Reflects retirement of accrued interest as being reclassified to non-cash item.
(f)	To separately report asset proceeds and disposals that were originally presented as a net amount.
(g)	Reflects amount related to note payable that was previously reported as account payable.
(h)	To separately report non-cash receivable due.
(i)	To separately report asset retirement and notes payable retirement due to merger
(j)	To reclassify non-cash items from merger to non-cash investing and financing activities
(k)	To separately report proceeds and payments on notes payable that were originally presented as a net amount.
(l)	To report changes in depreciation as a result of asset retirement.
(m)	To report interest payments made that were previously not separately disclosed.
(n)	To reclassify non-cash stock issuances to non-cash transactions section.
(o)	To correct a footing error.

Panacea Life Sciences Holdings, Inc. and Subsidiary

Unaudited Condensed Consolidated Statements of Cash Flows

	As Restated			Adjustment		As Reported
	Nine Months Ended September 30,			Nine Months Ended September 30,		Nine Months Ended September 30,
	2021	2020		2021	2020	2021	2020

Cash flows from operating activities
Net income (loss)	$(2,691,892)	$(5,144,332)	(a)	$76,452	$(5)	$(2,768,344)	$(5,144,327)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	1,280,324	1,018,567	(l)	-	(626,635)	1,280,324	1,645,202
Realized gain on sale of securities	(160,296)	-				(160,296)	-
Fixed asset disposal loss	297,351	19,093		-	-	297,351	19,093
Amortization of right of use asset	-	-	(b)	(313,261)	(249,037)	313,261	249,037
Amortization of intangible assets	46,050	46,050	(o)	1	-	46,049	46,050
Non cash settlement of convertible note and accrued interest	(752,751)	-	(c)	(99,100)	-	(653,651)	-
Unrealized gain/loss on marketable securities	(848,533)	595,590		-	-	(848,533)	595,590
Changes in operating assets and liabilities
Accounts receivable	(367,793)	91,952		-	-	(367,793)	91,952
Inventory	(628,011)	(5,463,820)	(d)	(2,132,450)	-	1,504,439	(5,463,820)
Prepaid expense and other assets	(166,221)	647,257		-	-	(166,221)	647,257
Accounts payable and accrued expenses	955,493	1,226,146	(e)(g)	1,931,562	-	(976,069)	1,226,146
Operating lease liability, net	344,076	344,085	(b)	236,796	249,043	107,280	95,042
Net cash used in operating activities	(2,692,203)	(6,619,412)		(300,000)	(626,634)	(2,392,203)	(5,992,778)

Cash flows from investing activities
Net cash received in from acquisitions	9,157	-		-	-	9,157	-
Proceeds from sale of marketable securities	230,296	-		-	-	230,296	-
Proceeds from sale of fixed assets	446,026	34,920	(f)	446,026	34,920
Net fixed asset acquisition	(172,397)	(3,301,527)	(f)	(446,026)	474,594	273,629	(3,776,121)
Net Cash provided by (used in) investing activities	513,082	(3,266,607)		1	509,514	513,082	(3,776,121)

Cash flows from financing activities				-	-
Proceeds from payroll protection loan, SBA loan	-	273,300		-	-	-	273,300
Proceeds from payroll protection loan - related party	243,041	-		-	-	243,041	-
Payments of principal on notes payable - related party	(135,000)	(3,503,545)	(k)	-	(3,503,545)	(135,000)	-
Proceeds from notes payable - related party	2,001,201	5,134,225	(g)	300,000	3,620,665	1,701,201	1,513,560
Net cash provided by financing activities	2,109,242	1,903,980		300,000	117,120	1,809,242	1,786,860

Net increase (decrease) in Cash and Cash Equivalents	(69,879)	(7,982,039)	(o)	0	1	(69,879)	(7,982,040)
Cash and Cash Equivalents, Beginning of Period	84,379	8,515,509		-	-	84,379	8,515,509
Cash and Cash Equivalents, End of Period	$14,500	$533,470		$0	$1	$14,500	$533,469

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes during the year	$-	$-		$-	$-	$-	$-
Interest payments during the year	$-	$525,000	(m)	$-	$525,000	$-	$-
						-
Noncash investing and financing activity
Non-Cash Receivable - related party	$(500,000)	$-	(h)	$(3,543,858)	$-	$3,043,858	$-
Related party loan repayment with inventory	$4,693,367	$-	(i)	$12,543,540	$-	$(7,850,173)	$-
Noncash fixed asset disposal as part of the reverse acquisition	$3,058,457	$-	(i)	$1,709,357	$-	$1,349,100	$-
Capitalized assets purchased on account - related party	$343,979	$396,270	(d)	$(341,504)	$396,270	$685,483	$-
Liabilities from acquisition	$1,096,782	$-	(c)	$860,372	$-	$236,410	$-
Debt retired in merger, related party	$(12,718,441)	$-	(j)	$(17,089,778)	$-	$4,371,337	$-
Preferred Series B-1 Issuance in Acquisition	$150	$-		$-	$-	$150	$-
Preferred Series B-2 Issuance in Acquisition	$600	$-		$-	$-	$600	$-
Common stock issued for the reverse merger with Exactus	$4,369,085	$-	(n)	$4,356,748	$-	$12,337	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTE 11– SUBSEQUENT EVENTS

Effective October 25, 2021 the Company completed the 1-for-28 reverse stock split as well as the name change from Exactus, Inc. to Panacea Life Sciences Holdings, Inc.

On October 25, 2021, of the 10,649,078 shares of EXDI Common Stock issued to Quintel under the Agreement 7,321,429 shares were exchanged for 100 shares of Series C-2 Convertible Preferred Stock (the “Parent C-2 Stock”) which are convertible into 7,321,429 shares of Parent Common Stock and are entitled to vote on an as-converted basis. Other than the conversion and voting rights, there are no other preferences for the Parent C-2 Stock.

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

Partnership with Universities

The grand opening of the Panacea Life Sciences Cannabinoid Research Center at CSU was held on October 19, 2021. The first studies at the center are underway for isolation of rare cannabinoids, examining cannabidiol’s effects on Inflammatory Bowel Disease (IBS), as well as supporting research into dementia and chronic pelvic pain. We have also signed an agreement with the Colorado School of Mines in the area of developing hemp-based sustainability products.

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

Three Months Ended September 30, 2021 and 2020

Net Revenues

The Company is principally engaged in the business of producing and selling products made from industrial hemp. Revenue consists of sales of our six category of brand products, white label and contract manufacturing sales to other CBD companies, raw material sales (distillate and isolate), tolling products, and leasing space. During the three months ended September 30, 2021, the Company generated $0.588 million in revenue compared to $1.344 million in the three months ended September 30, 2020. The decrease in sales is attributed to less PPE items being sold in 2021. A large proportion of our revenue for the 2020 period was attributable to sales of PPE products that we procured and produced during the COVID-19 pandemic. The Company does not intend to continue with these PPE products once they are all sold.

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

Operating Expenses

Production related operating expenses were $1.250 million during the three months ended September 30, 2021 compared to $1.307 million during the three months ended September 30, 2020.

General and administrative expenses (G&A) were $0.291 million for the three months ended September 30, 2021 compared to $0.483 million during the three months ended September 30, 2020.

Nine Months Ended September 30, 2021 and 2020

Net Revenues

During the nine months ended September 30, 2021, the Company generated $1.414 million in revenue. In the nine months ended September 30, 2020, the revenue totaled $8.306 million. The decrease in revenues is due to PPE sales that occurred in 2020, but in 2021 the PPE inventory was used to offset loans made from Quintel. A transfer of PPE was made to Quintel, a related party, for $4.6 millions of inventory, however, this transaction was not treated as revenue, but was treated as a reduction in inventory and a reduction in the Quintel loan. Also, COVID and the conflicting messages from the FDA concerning CBD continue to hamper retail expansion activities.

Rental income of $0.221 million and $0.213 million for 2021 and 2020 was treated as Other Income.

Cost of Sales

The primary components of cost of sales include the cost of the CBD product. For the nine months ended September 30, 2021, the Company’s cost of sales amounted to $0.884 million and $6.286 million in 2020. The decrease in costs from 2020 to 2021 are attributed to the PPE materials and the decrease in CBD related revenues.

Operating Expenses

Production related expenses were $3.407 million during the nine months ended September 30, 2021 compared to $3.012 million during the nine months ended September 30, 2020. Currently, salaries are included in production related expenses.

General and administrative expenses were $0.912 million for the nine months ended September 30, 2021 compared to $2.552 million during the nine months ended September 30, 2020.

Summary of Cash Flows

Cash flows from operating activities

The largest source of operating cash is from our customers. A large majority of our customers purchase CBD on-line, so credit card payments are collected and paid within 1-2 business days. Other white label and contract manufacturing customers pay before the products are released. Some larger customers have either net 10-, 2%- or 30-day net terms. Net cash used in operating activities was ($2,692,203) and ($6,529,997) for nine months ended September 30, for 2021 and 2020, respectively.

Cash flows from investing activities

Cash received from Exactus via the share exchange, proceeds from the sales of XXII stock and cash received from disposal of assets comprised this category and were $0.513 million for the nine months ended September 30, 2021 and $0.035 million for September 30, 2020.

Cash flows from financing activities

Net cash provided by financing activities for the nine months ended September 30, 2021 was $2.109 million. For the same period in 2020 the financing was $1.904 million. In both years the primary financing was cash provided by Company’s CEO. In 2021, there was a cash payment received of $0.243 from the paycheck loan program.

Liquidity and Capital Resources

On September 30, 2021, we had $3,646,470 in cash and liquid stock of XXII. The Chief Executive Officer of the Company holds the XXII shares pursuant to the pledge agreement and has the power at any time to permit the Company to sell the shares to provide working capital. In August 70,000 shares were sold for working capital. Panacea has borrowed substantial sums from Leslie Buttorff, our Chief Executive Officer, to meet its working capital obligations. On September 30, 2021 Panacea issued an affiliate of Ms. Buttorff a 12% demand promissory note for $4.063 million and issued Ms. Buttorff a 10% demand promissory note for $1.624 million secured by a pledge of certain XXII common stock owned by Panacea. Additionally, the Company has a line of credit with Ms. Buttorff through which it may borrow up to $1 million at a 10% annual interest rate. To date $392,201 of the line of credit has been consumed.

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

The Delta variant which is having a significant impact in August 2021 may extend the period of recovery into 2022.

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

Although forward-looking statements in this Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties discussed under the heading “Risk Factors” within Part I, Item 1A of the Report for the three and nine months ended September 30, 2021, and other documents we file from time-to-time with the SEC. Such risks, uncertainties and changes in condition, significance, value, and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report and are based on information currently and reasonably known to us. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that may arise after the date of this Report, other than as required by law. Readers are urged to carefully review and consider the various disclosures made in this Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

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

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS.

During the three months ended September 30, 2021, the Company did not issue any stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
3.1	Amended Articles of Incorporation	8-K	7/7/21	3.1
3.1(a)	Certificate of Amendment to its Amended and Restated Articles of Incorporation – name change and reverse stock split	8-K	10/29/21	3.1
3.2	Amended Bylaws	8-K	7/7/21	3.2
3.3	Certificate of Designation for Series A Preferred Stock	8-K	2/18/21	4.1
3.4	Certificate of Designation for Series B-1 Preferred Stock	8-K	3/4/16	3.1
3.5	Certificate of Designation for Series B-2 Preferred Stock	8-K/A	2/17/16	3.2
3.6	Certificate of Designation for Series C Preferred Stock	10-Q	8/23/21	3.7
3.7	Certificate of Designation for Series C-1 Preferred Stock	10-Q	8/23/21	3.8
3.8	Certificate of Designation for Series C-2 Preferred Stock	8-K	10/29/21	3.2
3.9	Certificate of Designation for Series D Preferred Stock	10-Q	8/23/21	3.9
10.1	2021 Equity Incentive Plan*	10-Q	8/23/21	10.1
10.2	Employment Agreement dated June 30, 2021 – Leslie Buttorff*	10-Q	8/23/21	10.2
10.3	Form of Securities Exchange Agreement	8-K	7/7/21	10.1
10.4	Form of Indemnification Agreement*	8-K	7/7/21	10.2
10.5	Form of Promissory Note issued to Quintel-MC Incorporated (Panacea)	10-Q	8/23/21	10.5
10.6	Form of Promissory Note issued to Leslie Buttorff (Panacea)	10-Q	8/23/21	10.6
10.7	Form of Promissory Note issued to Leslie Buttorff (Exactus)	10-Q	8/23/21	10.7
10.8	Note Exchange Agreement+**	10-Q	8/23/21	10.8
10.9	Assignment of lease	10-Q	8/23/21	10.9
31.1	Certification of Principal Executive Officer and Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished***
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document				To be filed by amendment
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				To be filed by amendment
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				To be filed by amendment
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				To be filed by amendment
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				To be filed by amendment
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

