Form 10-Q/A
period 2021-06-30
PANACEA LIFE SCIENCES HOLDINGS, INC.
filed 2021-12-20
CIK 1552189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A Amendment No. 2

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

Explanatory Note

This Amendment No. 2 on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q (the “Q2 2021 Form 10-Q”) of Panacea Life Sciences Holdings, Inc. (F/K/A Exactus, Inc.) (the “Company”) for the quarter ended June 30, 2021, as filed with the Securities and Exchange Commission (the “SEC”) on August 23, 2021. We are filing this Amendment to change certain disclosures in Part I. Item 1 – Financial Statements, and Part II. Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – of the Q2 2021 Form 10-Q following the completion of review by the Company’s independent registered public accounting firm. The Q2 2021 Form 10-Q was previously filed before the review was completed. The review required adjustments to be made to the revenue and costs of goods sold, lease liability section, Exactus options and warrant updates.

In addition, the Exhibit Index in Item 6 of Part II of the Q2 2021 Form 10-Q is hereby amended and restated in its entirety and currently dated certifications required under Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Amendment.

The Q2 2021 Form 10-Q/A Amendment No. 2 continues to speak as of its date, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Q2 2021 Form 10-Q other than as expressly indicated in this Amendment. For additional details please refer to Note 11.

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

NOTE 3 – PROPERTY, EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property and equipment, net including any major improvements, are recorded at historical cost. The cost of repairs and maintenance is charged against operations as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, generally as follows:

Estimated Life
Computers and technological assets	3 – 5 Years
Furniture and fixtures	3 – 5 Years
Machinery and equipment	5 – 10 Years
Leasehold improvement	10 Years

Property and equipment, net consists of the following:

	June 30, 2021	December 31, 2020
Computers and technological assets	$3,310,024	$2,993,626
Furniture and fixtures	55,951	55,951
Machinery and equipment	7,538,041	8,494,296
Land	92,222	2,293,472
Assets Under Construction	-	743,377
Leasehold Improvements	1,508,915	1,508,915
Total	12,505,153	16,089,637
Less accumulated depreciation	(3,074,364)	(2,499,351)
Total Property and equipment, net	$9,430,789	$13,590,286

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

See the Risk Factors contained in the Company’s Q2 2021 Form 10-Q filed on August 23, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS.

Not applicable. See the Company’s Q2 2021 Form 10-Q filed on August 23, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Incorporated by Reference
Exhibit #	Exhibit Description	Form	Date	Number	Filed or Furnished Herewith
3.1	Amended Articles of Incorporation	8-K	7/7/21	3.1
3.3	Amended Bylaws	8-K	7/7/21	3.2
3.4	Certificate of Designation for Series A Preferred Stock	8-K	2/18/21	4.1
3.5	Certificate of Designation for Series B-1 Preferred Stock	8-K	3/4/16	3.1
3.6	Certificate of Designation for Series B-2 Preferred Stock	8-K/A	2/17/16	3.2
3.7	Certificate of Designation for Series C Preferred Stock				Filed
3.8	Certificate of Designation for Series C-1 Preferred Stock				Filed
3.9	Certificate of Designation for Series D Preferred Stock				Filed
10.1	2021 Equity Incentive Plan*				Filed
10.2	Employment Agreement dated June 30, 2021 – Leslie Buttorff*				Filed
10.3	Form of Securities Exchange Agreement	8-K	7/7/21	10.1
10.4	Form of Indemnification Agreement*	8-K	7/7/21	10.2
10.5	Form of Promissory Note issued to Quintel-MC Incorporated (Panacea)				Filed
10.6	Form of Promissory Note issued to Leslie Buttorff (Panacea)				Filed
10.7	Form of Promissory Note issued to Leslie Buttorff (PANACEA LIFE SCIENCES HOLDINGS)				Filed
10.8	Note Exchange Agreement+**				Filed
10.9	Assignment of lease				Filed
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished***
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

PANACEA LIFE SCIENCES HOLDINGS, Inc.

DECEMBER 20, 2021	/s/ Leslie Buttorff
Leslie Buttorff
Chief Executive Officer and Chief Financial Officer

