Form 10-Q/A
period 2021-09-30
PANACEA LIFE SCIENCES HOLDINGS, INC.
filed 2021-12-20
CIK 1552189

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

NOTE 3 – PROPERTY, EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property and equipment, net including any major improvements, are recorded at historical cost. The cost of repairs and maintenance is charged against operations as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, generally as follows:

Estimated Life
Computers and technological assets	3 – 5 Years
Furniture and fixtures	3 – 5 Years
Machinery and equipment	5 – 10 Years
Leasehold improvement	10 Years

Property and equipment, net consists of the following:

	September 30, 2021	December 31, 2020
Computers and technological assets	$3,310,025	$2,993,626
Furniture and fixtures	55,951	55,951
Machinery and equipment	7,524,242	8,494,296
Land	92,222	2,293,472
Assets under construction	-	743,377
Leasehold improvements	1,508,915	1,508,915
Total	12,491,355	16,089,637
Less accumulated depreciation	(3,466,850)	(2,499,351)
Total property and equipment, net	$9,024,505	$13,590,286

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

NOTE 10 – RESTATED FINANCIAL STATEMENTS AND EXPLANATIONS

This Amendment No.1 on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q (the “Q3 2021 Form 10-Q”) of Panacea Life Sciences Holdings, Inc. (F/K/A Exactus, Inc.) (the “Company”) for the quarter ended September 30, 2021, as filed with the Securities and Exchange Commission (the “SEC”) on November 15, 2021. We are filing this Amendment to change certain disclosures in Part I. Item 1 – Financial Statements, and Part II. Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – of the Q3 2021 Form 10-Q following the completion of review by the Company’s independent registered public accounting firm. The Q3 202Away1 Form 10-Q was previously filed before the review was completed.

The following tables’ present reconciliation from our prior periods as previously reported to the restated values for the consolidated balance sheets and the consolidated statement of operations. A description of restatements is listed below:

Impacts of restatement

The effects of the restatement on the line items within the Company’s condensed consolidated balance sheets as of September 30, 2021 are as follows:

(a)	Amortization of right of use asset was recorded twice in initial filing.
(b)	Reflects reversal of depreciation that was previously posted on asset that was retired.
(c)	To separately report short and long-term amounts associated with right of use asset.

Panacea Life Sciences Holdings, Inc. and Subsidiary

Unaudited Condensed Consolidated Balance Sheets

	As Restated			Adjustment		As Reported
	September 30, 2021	December 31, 2020		September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
	(Unaudited)			(Unaudited)		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,500	$84,379		$-	$-	$14,500	$84,379
Accounts receivable, net	515,095	147,302		-	-	515,095	147,302
Other receivables, related party	500,000	-		-	-	500,000	-
Inventory, net	4,344,378	8,409,734		-	-	4,344,378	8,409,734
Marketable securities related party	3,631,970	2,853,437		-	-	3,631,970	2,853,437
Prepaid expenses and other current assets	193,596	27,375		-	-	193,596	27,375
TOTAL CURRENT ASSETS	9,199,539	11,522,227		-	-	9,199,539	11,522,227

Operating lease right-of-use asset, net, related party	3,681,682	3,937,706	(a)	57,237	-	3,624,445	3,937,706
Property and equipment, net	9,024,505	13,590,286	(b)	-	14,600	9,024,505	13,575,687
Intangible assets, net	76,751	122,801		-	-	76,751	122,800
Goodwill	2,188,810	2,188,810		-	-	2,188,810	2,188,810
TOTAL ASSETS	$24,171,287	$31,361,830		$57,237	$14,600	$24,114,050	$31,347,230

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,474,681	$1,765,267		$-	$-	$1,474,681	$1,765,267
Operating lease liability, current portion, related party	1,508,743	1,162,869	(c)	(3,453,787)	(3,692,381)	4,962,530	4,855,250
Note payable-current, related party	6,216,155	15,061,044		-	-	6,216,155	15,061,044
Paycheck protection loan, SBA Loan	99,100	273,300		-	-	99,100	273,300
TOTAL CURRENT LIABILITIES:	9,298,679	18,262,480		(3,453,787)	(3,692,381)	12,752,466	21,954,861

Operating lease liability, long-term portion, related party	3,434,571	3,692,392	(c)	3,434,571	3,692,392	-	-
Other long-term liabilities, related party	3,042,638	2,698,659	(c)	-	-	3,042,638	2,698,659
TOTAL LIABILITIES	15,775,888	24,653,531		(19,216)	11	15,795,104	24,653,520

Commitments and contingencies	-	-		-	-	-	-

STOCKHOLDERS’ EQUITY						-
Series A Preferred Stock: $0.0001 Par Value, 1,000 shares designated; 450 and 0 shares issued and outstanding on September 30, 2021 and December 31, 2020 respectively.	-	-		-	-	-	-
Series B-1 Preferred: $0.0001 Par Value, 32,000,000 shares designated; 1,500,000 and 0 shares issued and outstanding on September 30, 2021 and December 31, 2020 respectively.	150	-		-	-	150	-
Series B-2 Preferred: $0.0001 Par Value, 6,000,000 shares designated; 6,000,000 and 0 shares issued and outstanding on September 30, 2021 and December 31, 2020 respectively.	600	-		-	-	600	-
Series C Preferred: $0.0001 Par Value, 1,000,000 shares designated; 1,000,000 and 1,000,000 shares issued and outstanding on September 30, 2021 and December 31, 2020 respectively.	100	100		-	-	100	100
Series C-1 Preferred: $0.0001 Par Value, 10,000 shares designated and 10,000 and 10,000 shares issued and outstanding on September 30, 2021 and December 31, 2020 respectively.	1	1		-	-	1	1
Series D Preferred: $0.0001 Par Value, 10,000 shares designated and 10,000 and 10,000 shares issued and outstanding on September 30, 2021 and December 31, 2020 respectively.	1	1		-	-	1	1
Common Stock: $0.0001 Par Value, 650,000,000 shares authorized; 21,393,041 and 16,915,706 shares issued and outstanding on September 30, 2021 and December 31, 2020 respectively.	2,139	1,692		-	-	2,139	1,692
Additional paid in capital	23,066,914	18,689,119	(b)	(14,588)	(0)	23,081,502	18,689,119
Accumulated deficit	(14,674,506)	(11,982,614)	(b)	91,041	14,589	(14,765,547)	(11,997,203)
TOTAL STOCKHOLDERS’ EQUITY	8,395,399	6,708,299		76,453	14,589	8,318,946	6,693,710

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,171,287	$31,361,830		$57,237	$14,600	$24,114,050	$31,347,230

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

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

The effects of the restatement on the line items within the Company’s condensed consolidated statement of cash flow as of September 30, 2021 are as follows:

(a)	Reflects previously unrecorded expenses.
(b)	Amortization of right of use asset being reported as a net amount with liability reduction.
(c)	Reflects liabilities acquired in merger being reported as non-cash items.
(d)	Reflects PPE sale to related party being reclassified as non-cash item.
(e)	Reflects retirement of accrued interest as being reclassified to non-cash item.
(f)	To separately report asset proceeds and disposals that were originally presented as a net amount.
(g)	Reflects amount related to note payable that was previously reported as account payable.
(h)	To separately report non-cash receivable due.
(i)	To separately report asset retirement and notes payable retirement due to merger
(j)	To reclassify non-cash items from merger to non-cash investing and financing activities
(k)	To separately report proceeds and payments on notes payable that were originally presented as a net amount.
(l)	To report changes in depreciation as a result of asset retirement.
(m)	To report interest payments made that were previously not separately disclosed.
(n)	To reclassify non-cash stock issuances to non-cash transactions section.
(o)	To correct a footing error.

Panacea Life Sciences Holdings, Inc. and Subsidiary

Unaudited Condensed Consolidated Statements of Cash Flows

	2021	2020		2021	2020	2021	2020
	As Restated			Adjustment		As Reported
	Nine Months Ended September 30,			Nine Months Ended September 30,		Nine Months Ended September 30,
	2021	2020		2021	2020	2021	2020

Cash flows from operating activities
Net income (loss)	$(2,691,892)	$(5,144,332)	(a)	$76,452	$(5)	$(2,768,344)	$(5,144,327)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	1,280,324	1,018,567	(l)	-	(626,635)	1,280,324	1,645,202
Realized gain on sale of securities	(160,296)	-				(160,296)	-
Fixed asset disposal loss	297,351	19,093		-	-	297,351	19,093
Amortization of right of use asset	-	-	(b)	(313,261)	(249,037)	313,261	249,037
Amortization of intangible assets	46,050	46,050	(o)	1	-	46,049	46,050
Non cash settlement of convertible note and accrued interest	(752,751)	-	(c)	(99,100)	-	(653,651)	-
Unrealized gain/loss on marketable securities	(848,533)	595,590		-	-	(848,533)	595,590
Changes in operating assets and liabilities
Accounts receivable	(367,793)	91,952		-	-	(367,793)	91,952
Inventory	(628,011)	(5,463,820)	(d)	(2,132,450)	-	1,504,439	(5,463,820)
Prepaid expense and other assets	(166,221)	647,257		-	-	(166,221)	647,257
Accounts payable and accrued expenses	955,493	1,226,146	(e)(g)	1,931,562	-	(976,069)	1,226,146
Operating lease liability, net	344,076	344,085	(b)	236,796	249,043	107,280	95,042
Net cash used in operating activities	(2,692,203)	(6,619,412)		(300,000)	(626,634)	(2,392,203)	(5,992,778)

Cash flows from investing activities
Net cash received in from acquisitions	9,157	-		-	-	9,157	-
Proceeds from sale of marketable securities	230,296	-		-	-	230,296	-
Proceeds from sale of fixed assets	446,026	34,920	(f)	446,026	34,920
Net fixed asset acquisition	(172,397)	(3,301,527)	(f)	(446,026)	474,594	273,629	(3,776,121)
Net Cash provided by (used in) investing activities	513,082	(3,266,607)		1	509,514	513,082	(3,776,121)

Cash flows from financing activities				-	-
Proceeds from payroll protection loan, SBA loan	-	273,300		-	-	-	273,300
Proceeds from payroll protection loan - related party	243,041	-		-	-	243,041	-
Payments of principal on notes payable - related party	(135,000)	(3,503,545)	(k)	-	(3,503,545)	(135,000)	-
Proceeds from notes payable - related party	2,001,201	5,134,225	(g)	300,000	3,620,665	1,701,201	1,513,560
Net cash provided by financing activities	2,109,242	1,903,980		300,000	117,120	1,809,242	1,786,860

Net increase (decrease) in Cash and Cash Equivalents	(69,879)	(7,982,039)	(o)	0	1	(69,879)	(7,982,040)
Cash and Cash Equivalents, Beginning of Period	84,379	8,515,509		-	-	84,379	8,515,509
Cash and Cash Equivalents, End of Period	$14,500	$533,470		$0	$1	$14,500	$533,469

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes during the year	$-	$-		$-	$-	$-	$-
Interest payments during the year	$-	$525,000	(m)	$-	$525,000	$-	$-
						-
Noncash investing and financing activity
Non-Cash Receivable - related party	$(500,000)	$-	(h)	$(3,543,858)	$-	$3,043,858	$-
Related party loan repayment with inventory	$4,693,367	$-	(i)	$12,543,540	$-	$(7,850,173)	$-
Noncash fixed asset disposal as part of the reverse acquisition	$3,058,457	$-	(i)	$1,709,357	$-	$1,349,100	$-
Capitalized assets purchased on account - related party	$343,979	$396,270	(d)	$(341,504)	$396,270	$685,483	$-
Liabilities from acquisition	$1,096,782	$-	(c)	$860,372	$-	$236,410	$-
Debt retired in merger, related party	$(12,718,441)	$-	(j)	$(17,089,778)	$-	$4,371,337	$-
Preferred Series B-1 Issuance in Acquisition	$150	$-		$-	$-	$150	$-
Preferred Series B-2 Issuance in Acquisition	$600	$-		$-	$-	$600	$-
Common stock issued for the reverse merger with Exactus	$4,369,085	$-	(n)	$4,356,748	$-	$12,337	$-

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

