Form 10-K
period 2021-12-31
PANACEA LIFE SCIENCES HOLDINGS, INC.
filed 2022-03-31
CIK 1552189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

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
Emerging growth company ☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2021, was approximately $11,185,976. The aggregate market value gives effect to the closing of the Securities Exchange Agreement dated June 30, 2021.

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,762,342 shares of common stock, par value $0.0001 per share, outstanding as March 15, 2022.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K.

i

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about our new and planned operations in the hemp industry through our subsidiary, Panacea Life Sciences, Inc. (“Panacea” or “PLS”), our expected revenue growth, our future plans and developments with respect to PPE products and the COVID-19 pandemic, research conducted at the Panacea Life Sciences Cannabinoid Lab at Colorado State University and plans, goals and anticipated results in connection therewith, our human resources following our acquisition of Panacea, proposed federal legislation and its potential impact on the CBD industry, our business relationship with XXII, our plans for our current and future products and our marketing and sales strategy including our intention to expand into new markets, our plans to raise capital, and our liquidity. Words such as “expects,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” “may,” “intends,” “targets” and similar expressions or variations of such words are intended to identify forward-looking statements but are not the exclusive means of identifying forward-looking statements in this Report. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. All statements other than statements about historical facts are statements that could be deemed forward-looking statements, including, but not limited to, statements that relate to our future revenue, product development, customer demand, market acceptance, growth rate, competitiveness, gross margins, and expenditures.

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

ii

PART I

Item 1. Business

General

Panacea Life Sciences Holdings, Inc. (the “Company”, “we”, “us”, “our”) is a seed to sale cannabinoid and nutraceutical manufacturer and research company that produces purposeful, natural pharmaceutical alternatives for consumers and pets. We manufacture and sell softgels, gummies, tinctures, sublingual tablets, cosmetics, and other topicals. The Company operates through its wholly-owned subsidiary, Panacea Life Sciences, Inc. (“PLS” or “Panacea”), which the Company acquired in a reverse merger in June 2021. Panacea was founded by Leslie Buttorff in 2017 as a woman-owned business. Panacea was formed to own and engage in creating disruptive healthcare and veterinary solutions with a specific focus on hemp. In 2020 PLS also expanded into the Personal Protection Equipment (“PPE”) business on a temporary basis.

Recent Developments

Effective October 25, 2021 we completed the 1-for-28 reverse stock split as well as the name change from Exactus, Inc. to Panacea Life Sciences Holdings, Inc.

On October 25, 2021, of the 10,649,078 shares of EXDI Common Stock issued to Quintel-MC, Incorporated (an affiliate of our Chief Executive Officer) were exchanged for 100 shares of Series C-2 Convertible Preferred Stock (the “Parent C-2 Stock”) which are convertible into 7,321,429 shares of Parent Common Stock and are entitled to vote on an as-converted basis. Other than the conversion and voting rights, there are no other preferences for the Parent C-2 Stock.

On November 18, 2021, the Company and an institutional investor signed an agreement for a $1.1 million original issue discount convertible note (the “Note”) financing in which the investor is paying $1 million in gross proceeds. The one-year Note is convertible into common stock at $1.40 per share. We also issued the investor 785,715 warrants to purchase common stock at an exercise price of $1.40 per share. The warrants are exercisable over a five-year period beginning May 18, 2022. The parties also entered into a Registration Rights Agreement giving the investor certain demand registration rights. After payment of a 10% commission to a broker-dealer, the adjusted net proceeds received by us were $900,000 before expenses including legal fees of the investor.

On March 3, 2022, the Company entered into an Exchange Agreement (the “Agreement”) with an institutional investor (the “Investor”) pursuant to which the Company agreed to issue a 10% original issue discount senior convertible promissory note in the principal amount of $385,000 (the “Note”) and five-year warrants to purchase 275,000 shares of the Company’s common stock, par value $0.0001 per share at an exercise price of $1.40 per share (the “Warrants”) in exchange for 350 shares of the Company’s 0% Series A Convertible Preferred Stock (“Series A”). The Agreement was entered into after the Investor exercised the most favored nation rights contained in Section 7(b) of the Company’s Certificate of Designation of Preferences, Rights and Limitations of the Series A in connection with the consummation of a private placement with an institutional investor (the “Purchaser”) on November 18, 2021.

Our Competitive Analysis

We believe that our competitive advantages are derived from being vertically integrated that allows for extraction, enrichment and manufacturing under a cGMP quality environment: 1) Using pharmaceutical formulation methods to optimize the delivery of various hemp products, 2) Developing both full spectrum and THC-free products, 3) Hemp supply, and 4) utilize Good Manufacturing Practice to produce goods that are safe and quality products that deliver consistent dosing. The ability to produce both full spectrum products (those that contain <0.3%) and THC-free products allows us to optimize dosage and delivery to various human conditions. Removal of the THC from products is a difficult and expensive process, but we believe this is essential for specific patient populations; such as, athletes where testing positive for THC would lead to disqualification, first responders who would be terminated for testing positive for THC, and in animal products where even a small amount of THC can lead to toxicity and potential lethality. Industrial hemp extracts are found to have particular application as neuroprotectants, for example in limiting neurological damage and increasing speed of recovery with traumatic brain injury. The cannabinoids have also been reported to treat human disease conditions where currently multiple pharmacologicals are needed to address, e.g., Post Traumatic Stress Disorder (PTSD), or where there is no current cure such as Alzheimer’s, Parkinson’s Disease, and age-related dementia, to name a few.

Although numerous reports describe cannabis/hemp extract health benefits the industry lacks sufficient clinical data and quality control to provide patient benefit. We are combining human and pet clinical studies with Good Manufacturing Process manufacturing to generate a panel of products. Our products are formulated with delivery methods for health benefits including an intellectual property portfolio enabling development of topical creams, sublinguals, oral soft gel capsules, patches, and sprays. Our products are derived from organic practices industrial hemp grown in Colorado.

We believe a multitude (hundreds) of companies, large and small, have launched or intend to launch retail brands and white label products containing cannabinoids like CBD, including retail and seed-to-sale companies that are larger and better capitalized than we are and/or which offer products similar to ours with a larger geographic scope of operations and a market presence. Many of these are dependent upon third parties to provide raw material inventory for sale. We believe this makes many of the participants in the industry vulnerable to shortages, quality issues, reliability, and pricing variability. Our industry relationships may allow us to build an efficient supply chain that will put us among the few companies that maintain a competitive pricing and supply advantage. The CBD-based consumer product industry is highly fragmented with numerous companies. There are also large, well-funded companies that currently do not offer hemp-based consumer products including large agribusiness companies but may do so in the future and become significant competitors. Our goal is to be a leader in wholesale and retail sales channels for end-products, such as nutraceuticals, supplements and pet and farm products. As government regulation of CBD and related products becomes more lenient in certain jurisdictions, and other barriers to entry decline, we anticipate experiencing an increase in competition and an intensifying competitive environment, including potentially the introduction of new seed-to-sale companies and/or the expansion of operations by current competitors. Further, numerous other factors are expected to be critical to our ability to be and remain competitive in our business and goals, including product quality and prices, brand strength, production and distribution capabilities and geographic scope of operations and market presence. Additionally, market conditions can shift demand for CBD products, such as competitive pricing, the effects of inflation, regulatory changes and economic or geopolitical turmoil.

Our Intellectual Property

We operate in every segment of the cannabinoid product value chain. From the hemp plant to finished goods, we ensure our products with stringent testing protocols employed at every stage of the supply chain. In year 2021 we obtained registration for three of our six brands and our mark. Panacea endeavors to offer pure natural remedies within product lines for every aspect of life, Our portfolio includes the following trademarks and registrations: PANA Health™, PANA Beauty®, PANA Sport™, PANA Pet®, PANA Life® and PANA Pure™ and our PANA logo mark™.

Research and Development

In October 2021, the Panacea Life Sciences Cannabinoid Lab at Colorado State University, or CSU, was opened. The cannabinoid research center is conducting numerous studies and clinical research with the goal of extending our knowledge of how cannabis extracts affect human and animal health. We will work through the center to form multiple research collaborations as well as perform our own studies in multiple therapeutic areas. The lab is housed in the Chemistry Building in the heart of the CSU campus. The objective is to develop the center into a leader in cannabinoid research nation- and world-wide as the industry continues to grow. Panacea and CSU will work collaboratively on new projects and clinical research studies.

Our Sales Strategy

As previously described, since our products contain little to no THC, we have the ability to sell our products across the United States and internationally. We have established a multi-faceted sales strategy targeting:

●	global ecommerce platform for fulfilling orders and shipping worldwide where legally permitted;
●	direct pharmacy placement;
●	direct placement in retail stores, salons, spas, athletic facilities, etc.
●	Intelligent vending machines
●	Kiosks in Denver International Airport
●	E-commerce based systems and social media

In addition, we have established several other sales channels via sales representatives (“reps”), e-commerce (selling directly to customers), large bulk sales to suppliers and to dispensaries. We are working to establish a multi-tiered sales strategy focused on utilizing representatives for education and sales. The sales team is comprised of independent representatives (1099 consultants) that are compensated by commission only. We have over 20 sales reps that have signed up to be in the sales channel. The e-commerce sales platform also works with the commissioned based sales. All sales commissions are tracked and paid via our integrated systems.

We also manufacture products for several other companies for various white label and contract manufacturing deals. We specialize in bovine and vegan soft gel manufacturing. Prior to the COVID-19 pandemic, these business lines were approximately 30% of our revenue. We plan to reinitiate these product lines in 2022.

Marketing and Distribution

We distribute our products to various businesses across the United States through channels optimized to the individual needs of customers. Our business to business (B2B) as well as business to customer (B2C) approaches allow much flexibility for healthcare providers the ability to recommend specific treatment options using cannabinoids as a replacement for conventional pharmaceuticals.

We are recruiting key service providers to leverage the power of online sales and social media placement. We have placed products on various online cannabidiol (CBD) sales stores and has launched product sales on Amazon.com. As product ambassadors are secured, we intend to increase its online and social media exposure to advance a business-to-consumer and business to business distribution model.

In 2021, we engaged Karsh Hagan, an independent, multi-disciplined marketing, design and technology company in Denver, Colorado to assist with brand development and roll out strategies. Currently we sell over 60 different product SKUs of CBD and Cannabigerol (CBG) products. In addition, we offer “white label” licensing to retail businesses and contract manufacturing services to smaller CBD companies. We plan to continue to build an integrated healthcare organization by creating products and programs using emerging botanical extracts. We deliver these programs through managed agriculture, pharmaceutical production, physician education, distribution and social media networks. We use our intellectual property in extraction technology, proprietary compounds, delivery systems, and distribution to produce high-quality products in terms of control, consistency, accountability, and packaging.

All of our products are stored in a secure distribution area in preparation for delivery to various sales channels, healthcare providers and other retail locations. The laboratory and production facility have the capacity for domestic and international delivery fulfillment and for international export. All products are tracked and securely manifested for delivery to retail and medical offices for distribution.

In 2018, our operating subsidiary PLS, a Colorado corporation, entered into an agreement with Canna Software/Quintel-MC, Incorporated, a related party, to research and define Panacea Life Sciences business and manufacturing processes. The ERPCannabis system based on an SAP architecture was used to develop the base installation. All financial, human resource, payroll, procurement, production planning and materials management business processes are represented in this system. In addition, the system is linked to our e-Commerce web site. This system allows us to update product costing and determine inventory levels which will be critical as the company expands. In addition, sophisticated financial and payroll processing are inherent in the solution; thus, offering investors detailed accounting results related to company investments. (See Note 6 under related party transactions in Notes Payable.)

Our Industrial Hemp Supply

In 2019, Panacea Life Sciences acquired Needle Rock Farms (NRF) in Crawford, Colorado. Our 2020 hemp crop was grown at NeedleRock Farms. Also, in December, 2019 Twenty Second Century Group, Inc. (Nasdaq: XXII) (“XXII”) made a $14 million investment in Panacea which consisted of $7 million in preferred stock and $7 million in convertible debt. XXII also was to provide an additional $10 million in funding at a later point in time. On June 30, 2021 Panacea and XXII agreed to dissolve the agreement and agreed on the following: the preferred stock was converted to common stock; a $4.3 million loan was secured against the laboratory space owned by J&N Real Estate, LLC (owned by Panacea’s CEO), the NRF and equipment would be transferred to XXII in exchange for a reduction of $2.2 million in convertible debt, 10 acres of the farm would be sub platted to Panacea, $500,000 in hemp would be delivered from the 2021 crop yield, and a 15-year agreement for hemp supply would be finalized after the deal was completed. In 2021 XXII was the grower at NRF and used organic practices for the crop. As of the date of this Report, XXII has not delivered the $500,000 of hemp to Panacea, nor have we closed on the 10 acres. However, we also have the 2020 crop and several hemp tolling contracts in which the output of crude and or distillate is shared with the growers to process.

Biotechnology Goals

We seek to take advantage of an emerging worldwide trend to utilize the production of cannabinoids derived from industrial hemp, such as CBD, CBDA, CBG, and other minor cannabinoids, to produce consumer products. Hemp is being used in cosmetics, nutritional supplements, and animal feed, where we also intend to focus our efforts. The market for hemp-derived products is expected to increase substantially over the next five years.

The therapeutic potential of cannabinoids is attributable to the valuable overlap between phyto-cannabinoids (i.e., plant-derived cannabinoids) and the endogenous cannabinoid system in humans, termed a “therapeutic handshake”. Clinical trials demonstrate few adverse effects from oral CBD doses of up to 1,500 mg/day. The scientific understanding of the hemp plant’s clinical effects is based mostly on studies in specific indications, like epilepsy. One company, GW Pharmaceuticals pls, a company developing pharmaceutical drugs and cannabinoid-based medicines, has sought and obtained US and foreign approvals since 2018. EPIDIOLEX®/EPIDYOLEX® (cannabidiol), the first prescription, plant-derived cannabis-based medicine approved by the U.S. Food and Drug Administration (FDA) for use in the U.S. and the European Commission (EC) for use in Europe, is an oral solution which contains highly purified CBD. In the U.S., EPIDIOLEX® is indicated for the treatment of seizures associated with Lennox-Gastaut syndrome (LGS), Dravet syndrome or Tuberous Sclerosis Complex (TSC) in patients one year of age and older. Panacea has produced a similar product for sale.

Environmental Matters

Compliance with federal, state and local requirements regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, nor is expected to have, any direct material effect on our capital expenditures, earnings or competitive position.

Government Regulations

On December 20, 2018, the President of the United States signed the Farm Bill into law. Among other things, this new law changed certain federal laws relating to the production and marketing of hemp, defined as cannabis (Cannabis sativa L.), and hemp products containing less than 0.3 percent delta-9-tetrahydrocannabinol (THC, including removing hemp and derivatives of hemp from the Controlled Substance Act. On January 15, 2021 the United States Department of Agriculture (USDA) issued its final rule regarding the Establishment of a Domestic Hemp Production Program which authorized hemp to be grown and processed legally in the United States and made it legal to transport in interstate commerce.

The Farm Bill recognizes hemp as distinct from its genetic cousin, marijuana, and specifically industrial hemp has been excluded from U.S. federal drug laws. The Farm Bill allows for each individual state to regulate industrial hemp and industrial hemp-based products or accept the USDA rules. Although no longer a controlled substance under federal law, cannabinoids derived from industrial hemp (other than THC) are still subject to a patchwork of state regulations. We are actively monitoring the regulations and proposed regulations in each state to ensure our operations are compliant.

In conjunction with the enactment of the Farm Bill, the FDA released a statement about the status of CBD and the agency’s actions in the short term with regards to CBD are expected to continue to influence the industry. The statement noted that the Farm Bill explicitly preserved the FDA’s authority to regulate products containing cannabis or cannabis-derived compounds under Section 351 of the Public Health Service Act. This authority allows the FDA to continue enforcing the law to protect patients and the public while also providing potential regulatory pathways for products containing cannabis and cannabis-derived compounds. The statement also noted the growing public interest in cannabis and cannabis-derived products, including CBD, and informed the public that the FDA will treat products containing cannabis or cannabis-derived compounds as it does any other FDA-regulated products — meaning the products will be subject to the same authorities and requirements as FDA-regulated products containing any other substance, regardless of the source of the substance, including whether the substance is derived from a plant that is classified as hemp under the Farm Bill.

As of the date of this Report, and based upon publicly available information, to our knowledge the FDA has not taken any enforcement actions against CBD companies. The FDA, however, has sent warning letters to companies demanding they cease and desist from the production, distribution, or advertising of CBD products, only relating to instances that such CBD companies have made misleading and unapproved label claims. We will continue to monitor the FDA’s position on CBD. In December 2020, the Federal Trade Commission (FTC) announced it was going to seek penalties against companies making deceptive marketing claims and named 6 companies which it had targeted for making egregious and unsupported health claims. On March 5, 2021, the FTC approved the final administrative consent orders with all 6 companies. We are unaware of any further actions and we will continue to monitor the FTC’s position with regards to deceptive marketing claims.

We are subject to federal and state consumer protection laws, including laws protecting the privacy of customer non-public information and the handling of customer complaints and regulations prohibiting unfair and deceptive trade practices. The growth and demand for online commerce has and may continue to result in more stringent consumer protection laws that impose additional compliance burdens on online companies. These laws may cover issues such as user privacy, spyware and the tracking of consumer activities, marketing e-mails and communications, other advertising and promotional practices, money transfers, pricing, product safety, content and quality of products and services, taxation, electronic contracts and other communications and information security.

There is also great uncertainty over whether or how existing laws governing issues such as sales and other taxes, auctions, libel, and personal privacy apply to the internet and commercial online services. These issues may take years to resolve. For example, tax authorities in a number of states, as well as a Congressional advisory commission, are currently reviewing the appropriate tax treatment of companies engaged in online commerce, and new state tax regulations may subject us to additional state sales and income taxes. New legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business or the application of existing laws and regulations to the internet and commercial online services or other contexts applicable to our operations could result in significant additional taxes or regulatory restrictions on our business. These taxes or restrictions could have an adverse effect on our cash flows, results of operations and overall financial condition. Furthermore, there is a possibility that we may be subject to significant fines or other payments for any past failures to comply with these requirements.

Potential Impacts of the COVID-19 Pandemic on Our Business Operations

As disclosed in Note 2 to our consolidated financial statements, the COVID-19 pandemic has had a notable impact on general economic conditions, including but not limited to the temporary closures of many businesses, “shelter in place” and other governmental regulations, reduced business and consumer spending due to both job losses and reduced investing activity, among many other effects attributable to the COVID-19 pandemic, and there continue to be many unknowns. During 2020, COVID-19 had a significant impact on our CBD operations. Recognizing the sudden need for personal protective equipment, we shifted our business to importing and selling PPE hand sanitizers and masks.

The Omicron variant which had a significant impact in the second half of 2021 and early 2022. While a new variant is replacing Omicron, the economy has substantially reopened and it is uncertain as the impact it may have. The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus and its many variants, the extent and effectiveness of containment actions including vaccinations and the impact of these and other factors on our employees, customers, partners and vendors. If we are not able to respond to and manage the impact of such events effectively, our business will be harmed.

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

Human Capital

On December 31, 2021 we had 35 employees, including 29 full-time employees. There are no collective bargaining agreements covering any of our employees. Panacea is registered as a Woman-Owned Business as its founder, majority shareholder and CEO is female.

We believe that our success depends on our ability to attract, develop and retain key personnel. We believe that the skills, experience and industry knowledge of our key employees significantly benefit our operations and performance.

Employee health and safety in the workplace is one of our core values. The COVID-19 pandemic has underscored for us the importance of keeping our employees safe and healthy. In response to the pandemic, we have taken actions aligned with the World Health Organization and the Centers for Disease Control and Prevention in an effort to protect our workforce so they can more safely and effectively perform their work. Panacea does not have a remote workforce.

Employee levels are managed to align with the pace of business and management believes it has sufficient human capital to operate its business successfully.

Additional information

We file annual, quarterly and other reports, proxy statements and other information with the SEC. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers such as our company that file electronically with the SEC.

Our corporate website address is www.panacealife.com. We make available free of charge, through the Investor section of our website, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information which appears on our corporate website is not part of this Report.

Item 1A. Risk Factors

RISK FACTORS

Investing in our common stock involves a high degree of risk. Investors should carefully consider the following Risk Factors before deciding whether to invest in us. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations or our financial condition. If any of the events discussed in the Risk Factors below occur, our business, financial condition, results of operations or prospects could be materially and adversely affected. In such case, the value and marketability of our common stock could decline.

Summary Risk Factors

Our business is subject to numerous risks and uncertainties that you should consider before investing in our common stock. Set forth below is a summary of the principal risks we face:

●	We need to raise capital through the sale of our common stock or securities convertible or exercisable into our common stock soon which will have a dilutive effect on our existing stockholders;

●	Our ability to continue as a going concern is in doubt unless we obtain adequate new debt or equity financing and achieve sufficient sales levels;

●	Because we require additional capital to execute our business plan and expand our operations, our inability to generate and obtain such capital on acceptable terms, or at all, could harm our business, operating results, financial condition and prospects;

●	We are highly dependent on our Chief Executive Officer, and the loss of her services or a conflict of interest arising from her loans to us and her other business endeavors would adversely affect us;

●	Our business and the CBD industry generally are subject to substantial regulation and governmental scrutiny characterized by high compliance costs and uncertainty, including the possibility that laws change in a manner adverse to us;

●	the impact of the COVID-19 pandemic on the U.S. and global economy, and the uncertainty relating to its continuation and the pace of economic recovery, could hinder our business plan or force us to change our production efforts;

●	Panacea’s operations and our new Chief Executive Officer were not previously subject to the Securities and Exchange Commission (“SEC”) reporting obligations, which could render us difficult to evaluate and expose us to risk;

●	If we are unable to keep up with rapid technological change, consumer preferences and economic developments in our industry or in general, our products may become obsolete.

●	We could become subject to data privacy and security claims or enforcement actions, particularly due to our digital marketing efforts;

●	We may become subject to product liability or related claims based on our production and sale of products containing chemical compounds designed to be ingested or applied topically;

●	Our Chief Executive Officer, directly and through entities she controls, owns a majority of our outstanding common stock and voting power on an as-converted basis, rendering other stockholders’ ability to influence matters before them limited in most cases; and

●	Operational risks such as material weaknesses and other deficiencies in internal control over financial reporting could result in errors, potentially requiring restatements of our historical financial data, leading investors to lose confidence in our reported results.

Our ability to continue as a going concern is in doubt unless we obtain adequate new debt or equity financing and achieve sufficient sales levels.

Our auditors have issued their audit opinion which is qualified based upon our ability to continue as a going concern. We have incurred significant net losses to date. We anticipate that we will continue to lose money for the foreseeable future. Additionally, we have negative cash flows from operations and we our revenue may exceed our expenses in the next 12 months. Since our inception in 2017, we have generated losses from operations. As of December 31, 2021, our accumulated deficit was $16.8 million, and we had $3.8 million in cash and liquid stock. Our continued existence is dependent upon generating sufficient working capital and obtaining adequate new debt or equity financing. These factors raise doubt about our ability to continue as a going concern for a period of 12 months from the issuance date of this Report. Management cannot provide assurance that we will ultimately achieve or maintain profitable operations or become cash flow positive or raise additional debt and/or equity capital. Because of our continuing losses, without improvements in our cash flow from operations or new financing, we may have to continue to restrict our expenditures. Working capital limitations may impinge on our day-to-day operations, which may contribute to continued operating losses.

Operational risks such as material weaknesses and other deficiencies in internal control over financial reporting could result in errors, potentially requiring restatements of our historical financial data, leading investors to lose confidence in our reported results.

There are a number of factors that may impede our efforts to establish and maintain effective internal controls and a sound accounting infrastructure, including our lacking a Chief Financial Officer, our pace of growth, and general uncertainty regarding the operating effectiveness and sustainability of controls. Controls and procedures, no matter how well designed and operated, provide only reasonable assurance that material errors in our financial statements will be prevented or detected on a timely basis. Any failure to establish and maintain effective internal controls over financial reporting increases the risk of material error and/or delay in our financial reporting. Depending on the nature of a failure and any required remediation, ineffective controls could have a material adverse effect on our business and potentially result in additional restatements of our historical financial results. Financial restatements or other issues arising from ineffective controls and our recent change of our auditors could also cause investors to lose confidence in our reported financial information, which would have an adverse effect on the trading price of our securities. Delays in meeting our financial reporting obligations could affect our ability to maintain the listing of our securities. Although we seek to reduce these risks through active efforts relating to properly documented processes, adequate systems, risk culture, compliance with regulations, corporate governance and other factors supporting internal controls, such procedures may not be effective in limiting each of the operational risks.

Risks Related to Our Business and the CBD Industry

Because we need to raise additional capital any financing based on our common stock or common stock equivalents will dilute our existing stockholders and the terms of any such financing could impose restrictions on our operations.

We have depended upon loans from our Chief Executive Officer and principal stockholder and prior to November 18, 2021, we have primarily financed our operations by borrowing funds from her. On November 18, 2021, we entered into an agreement with an institutional investor for a $1.1 million original issue discount convertible note. See Item 1, Business. We will require additional capital to execute our business plan and we do not know if investors will be interested in purchasing additional shares our common stock or common stock equivalents or, if any financing will be on terms that are less attractive to us. To the extent that we raise additional capital through the sale of common stock or common stock equivalents, our stockholders will be diluted. Further, the terms of such financings may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financings may involve an equity component, such as convertible notes and warrants, which could also result in dilution of our existing stockholders’ ownership. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our use of the proceeds, prohibitions on incurring additional debt or making subsequent dilutive issuances of securities, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, if we were to default on such indebtedness, we could lose any assets and intellectual property with which the indebtedness is secured. We received no additional cash proceeds from this transaction.

Because, we are highly dependent on the services of Leslie Buttorff, our Chief Executive Officer, the loss of her and our inability to expand our management team, could harm our business.

Our success is largely dependent on the continued services of Leslie Buttorff, our Chief Executive Officer and principal stockholder. The loss of the services of Ms. Buttorff would leave us without executive leadership, which could diminish our business and growth opportunities. Additionally, Ms. Buttorff has business interests outside our company, including as an owner and officer of a consulting company and of a real estate holding company each of which hold shares in us as a result of the recent share exchange under the Exchange Agreement. Accordingly, from time-to-time she may not devote her full time and attention to our affairs, which could have a material adverse effect on our operating results, and there can be no assurance that a conflict of interest will not arise from her other business ventures. Further, as of December 31, 2021, Ms. Buttorff holds demand promissory notes totaling $9,704,894 at various interest rates ranging from 0% to 12%. Thus, she has the power to call the notes and obtain all of our assets. As of this date of this Report, additional funds have been borrowed. Additionally, we have a line of credit with Ms. Buttorff through which it may borrow up to $1 million at a 10% annual interest rate. The fact that she continues to advance money and is our principal stockholder reflects her intent to support us.

We will also need to build an executive management team around Ms. Buttorff, including locating and hiring a Chief Financial Officer and other executive officers, which could be a time consuming and expensive process and divert management’s attention from other pressing matters concerning our operations or growth. The market for highly qualified personnel in this industry is very competitive and we may be unable to attract such personnel in a timely manner, on favorable terms or at all. If we are unable to attract and retain the required personnel, our business could be harmed.

The loss of Ms. Buttorff would have a material adverse effect on us. We do not have key man insurance on the life of Ms. Buttorff. Ms. Buttorff’s Employment Agreement with us (the “Employment Agreement”) permits her to resign for good reason which includes our material breach of the Employment Agreement including our failure to pay her. In the event Ms. Buttorff terminates her Employment Agreement for good reason, this would result in the us owing her approximately $760,000 in severance pay plus any earned bonuses and other benefits and would leave us without an executive officer which may have a material adverse effect upon us, your investment, and hamper our ability to continue operations. As of this date, the Company has not paid Ms. Buttorff a salary and continues to accrue this liability. If we fail to procure the services of additional executive management or implement and execute an effective contingency or succession plan for Ms. Buttorff, the loss of Ms. Buttorff would significantly disrupt our business from which we may not be able to recover.

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

Our industry is highly competitive. It is possible that future competitors could enter our market, thereby causing us to lose market share and revenues or fail to grow our operations and market presence as intended or at all. In addition, some of our current competitors have, or future competitors may have, significantly greater financial, technical, marketing and other resources than we do or may have more experience or advantages in the markets in which we will compete that will allow them to offer lower prices or higher quality products. If we do not successfully compete with these competitors, we could fail to develop a sufficient market share to achieve our goals and our future business prospects could be materially adversely affected.

The pet health and wellness industry is highly competitive. We compete on the basis of product and ingredient quality, product availability, palatability, brand awareness, loyalty and trust, product variety and innovation, product packaging and design, reputation, price and convenience and promotional efforts. The pet products and services retail industry has become increasingly competitive due to the expansion of pet-related product offerings by certain supermarkets, warehouse clubs, and other mass and general retail and online merchandisers and the entrance of other specialty retailers into the pet food and pet supply market.

We face direct competition from companies that sell various pet health and wellness products at a lower price point and distribute such products to traditional retailers, which are larger than we are and have greater financial resources. Price gaps between products may result in market share erosion and harm our business. Our current and potential competitors may also establish cooperative or strategic relationships amongst themselves or with third parties that may further enhance their resources and offerings. Further, it is possible that domestic or foreign companies, some with greater experience in the pet health and wellness industry or greater financial resources than we possess, will seek to provide products or services that compete directly or indirectly with ours in the future.

Many of our current competitors have, and potential competitors may have, longer operating histories, greater brand recognition, significantly greater financial, marketing and other resources and larger customer bases than we do. These factors may allow our competitors to derive greater net sales and profits from their existing customer base, acquire customers at lower costs or respond more quickly than we can to new or emerging technologies and changes in consumer preferences or habits. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies (including but not limited to predatory pricing policies and the provision of substantial discounts), which may allow them to build larger customer bases or generate net sales from their customer bases more effectively than we do.

Our competitors may be able to identify and adapt to changes in consumer preferences more quickly than us due to their resources and scale. They may also be more successful in marketing and selling their products, better able to increase prices to reflect cost pressures and better able to increase their promotional activity, which may impact us and the entire pet health and wellness industry. Increased competition as to any of our products could result in price reduction, increased costs, reduced margins and loss of market share, which could negatively affect our profitability. While we believe we are better equipped to customize products for the pet health and wellness market generally as compared to other companies in the industry, there can be no assurance that we will be able to successfully compete against these other companies. Expansion into markets served by our competitors and entry of new competitors or expansion of existing competitors into our markets could materially adversely affect our business, financial condition and results of operations.

We may face difficulties as we expand our business and operations into jurisdictions in which we have no prior operating experience.

We plan in the future to expand our operations and business into jurisdictions outside of the jurisdictions where we currently carry on business. There can be no assurance that any market for our products will develop in any such foreign jurisdiction. We may face new or unexpected risks or significantly increase our exposure to one or more existing risk factors, including economic instability, new competition, changes in laws and regulations, including the possibility that we could be in violation of these laws and regulations as a result of such changes, and the effects of competition. These factors may limit our capability to successfully expand our operations in, or export our products to, those other jurisdictions.

We must accurately forecast demand for all of our products in order to ensure that we have enough products available to meet the needs of our customers. Our forecasts are based on multiple assumptions that may cause our estimates to be inaccurate and affect our ability to obtain adequate third-party contract manufacturing capacity in order to meet the demand for our products. If we do not accurately align our manufacturing capabilities with demand, our business, financial condition and results of operations may be materially adversely affected.

In addition, we must continuously monitor our inventory and product mix against forecasted demand. If we underestimate demand, we risk having inadequate supplies. We also face the risk of having too much inventory on hand that may reach its expiration date and become unsalable, and we may be forced to rely on markdowns or promotional sales to dispose of excess or slow-moving inventory. If we are unable to manage our supply chain effectively, our operating costs could increase and our profit margins could decrease.

Because the sale of our products involves the potential for product liability, we may incur significant losses and expenses in excess of our insurance coverage.

We face an inherent risk of exposure to product liability claims if the use of our products results in, or is believed to have resulted in, illness or injury. Our products are designed for ingestible or topical use and contain combinations of ingredients, and there is little experience with or knowledge of the long-term effects of these combinations. In addition, interactions of these ingredients and products with other products, prescription medications and over-the-counter treatments have not been fully explored or understood and may have unintended consequences. Future research or results may lead to the discovery of unknown adverse side effects from CBD, which would harm our business and materially and adversely affect our financial condition.

Although we believe all of our products will be safe when taken as directed by us, there is little long-term research on the effects of human consumption of certain of the new product ingredients or combinations in concentrated form that we use or may in the future use in developing our CBD products. Any instance of illness or negative side effects of ingesting CBD products or applying them topically on the skin could have a material adverse effect on our business and operations by, among other things, exposing us to the risk of costly litigation and/or governmental sanctions and dramatically reducing the demand for some or all of our products.

Any product liability claim or related developments from our products or CBD in general may increase our costs and adversely affect our revenue, product demand and operating results. Moreover, liability claims arising from a serious adverse event may increase our costs through higher insurance premiums and deductibles and may make it more difficult to secure adequate insurance coverage in the future. In addition, our product liability insurance may fail to cover future product liability claims, which, if adversely determined, could subject us to substantial monetary damages. Finally, we may sustain a judgment in excess of our insurance coverage.

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

If we are unable to manufacture our products in sufficient quantities or at defined quality specifications or are unable to maintain regulatory approvals for our production facility, we may be unable to develop or meet demand for our products and lose time to market and potential revenues.

Commercialization of our products require access to, or development of, facilities to manufacture a sufficient supply of our products. In the future we may face difficulties in the development, production or distribution of our products. We may need to outsource the testing or manufacturing process or other aspects of our commercialization efforts, and

We may face competition for access to any third-party supply sources, development or production partners and facilities such as hemp growers and may be subject to production delays if any of those third parties give their other business partners a higher priority than they give to us. Even if we are able to identify additional or replacement third-parties, the delays and costs associated with establishing and maintaining a relationship with such third parties may have a material adverse effect on us. Further, a reduction in the control of our production efforts would be inherent in any such outsourcing, which exposes us to a greater risk of liability, including regulatory enforcement actions for alleged noncompliance with law and product liability claims. This could also result in lower product quality which could negatively impact demand for our offerings or our competitive advantage. Any of these challenges could prevent us from achieving our business objectives and harm your investment in us.

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

Our production and development and sale of our products has been and could continue to be materially adversely affected by the COVID-19 pandemic. In response to the pandemic, we began producing and selling personal protective equipment such as hand sanitizer and face masks in 2020. In 2021, sales levels declined as the pandemic began to be contained. We rely upon CBD sales in retail stores including convenience stores and have not created a material online sales presence. Sales of our CBD products declined as a result of the pandemic, due in part to decreased demand caused by economic hardship and uncertainty and production challenges caused by supply shortages and the lockdowns. While vaccinations beginning in 2021 allowed for the reopening of the economy, the recent “Delta” and “Omicron” variants of the virus, potential new variants of the virus, as well as reduced efficacy of vaccines over time and the possibility that a large number of people decline to get vaccinated or receive booster shots, creates inherent uncertainty as to the future of our business, our industry and the economy in general in light of the pandemic.

We are still assessing our business plans and the impact COVID-19 may have on our ability to commercialize our products, but there can be no assurance that this analysis will enable us to avoid or mitigate part or all of any impact from the spread of COVID-19 or its consequences, including macroeconomic downturns. The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus and its many variants, the extent and effectiveness of containment actions including vaccinations and the impact of these and other factors on our employees, customers, partners and vendors. If we are not able to respond to and manage the impact of such events effectively, our business will be harmed.

Because of the Russian invasion of Ukraine, the effect on the capital markets and the economy is uncertain, and we may have to deal with a recessionary economy and economic uncertainty including possible material adverse effects upon our business.

Because of the Russian Invasion of Ukraine, the effect on the capital markets and the economy is uncertain, and as a result we may have to deal with a recessionary economy and economic uncertainty, including possible adverse effects upon our ability to raise capital as and when needed. As a result of the Russian invasion of Ukraine, certain events are beginning to affect the global and U.S. economy including increased inflation, substantial increases in the prices of oil and gas, large Western companies ceasing to do business in Russia and uncertain capital markets with declines in leading market indexes. The duration of this war and its impact are at best uncertain. Ultimately the economy may turn into a recession with uncertain and potentially severe impacts upon public companies and us, including our ability to raise capital. We cannot predict how this will affect our operations or the industries in which we operate, however any such impact may be material and adverse.

If our information technology systems are compromised, the information we store and process, including our intellectual property, could be accessed, publicly disclosed, lost or stolen, which could harm our business, relationships with strategic partners and future results of operations.

Companies are increasingly suffering damage from attacks by hackers and there is a general risk that the Russia may adopt widespread Internet hacking as a weapon in the Ukrainian war, which hacking may ultimately affect us. In the ordinary course of business, we store sensitive information, such as our intellectual property, including trade secrets and results of our clinical and preclinical research, and that of our suppliers and business partners, on a central server, and such information is transmitted via email correspondence. The secure maintenance and processing of this information is critical to our research and development activities and future operations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breaches due to employee error, malfeasance or other disruptions. Any such breach could compromise our information technology systems and the information stored there could be accessed by third parties, publicly disclosed, lost or stolen. Any such unauthorized access, disclosure, misappropriation or other loss of information could result in disruption of our operations, including our existing and future research collaborations, and damage our reputation, which in its turn could harm our business and future results of operations.

We have a limited operating history upon which investors can evaluate our future prospects.

Our subsidiary was founded and began operations in the CBD industry in 2017 and we therefore have a limited operating history upon which an evaluation of our business plan or performance and prospects can be made. Our business and prospects must be considered in the light of the potential problems, delays, uncertainties and complications encountered in connection with a business which is still in its early stages in a relatively new industry characterized by unexpected change. The risks include, but are not limited to, the possibility that we fail to develop functional and scalable products, or that although functional and scalable, our products will not be economical to market in order to become or remain profitable; that our competitors hold proprietary rights precluding us from marketing such products; that our competitors offer a superior or equivalent product or otherwise achieve or maintain greater market acceptance than us; that we are unable to upgrade or improve our processes and products to accommodate new features and expand our offerings; or that we fail to receive or maintain necessary regulatory clearances and compliance for our products and operations. In order to grow our revenue, we must develop and improve upon our brand name recognition and competitive advantages for our products and expand into new markets. Even if we accomplish such growth, resulting expenses may be greater than estimated, which could reduce or even eliminate any revenue gains for which such endeavors were made. There are no assurances that we can successfully address these challenges. If we are unsuccessful, our business, financial condition and operating results could be materially and adversely affected.

If the market for CBD products declines, it would materially and adversely affect our business.

Following the passage of the 2018 Farm Bill described below, our industry experienced an influx of hemp farmers and producers which resulted in a saturated marketplace. As a result, the supply for CBD and related products has in the past exceeded demand. This trend has reduced prices and affected our gross margins and could force us to reduce our prices to remain competitive or could result in lower sales levels than we have experienced in the past, either of which would result in a decline in revenue or growth rate and could materially adversely affect our financial condition and prospects.

If we fail to attract new customers in a cost-effective manner, our business may be harmed.

A large part of our success depends on our ability to attract new customers in a cost-effective manner. We have made, and may continue to make, significant investments in attracting new customers through increased advertising spends on social media, radio, podcasts, and targeted email communications, other media and events, sponsorships, and influencer sponsorships. Marketing campaigns can be expensive and may not result in the cost-effective acquisition of customers. Further, as our brand becomes more widely known, future marketing campaigns may not attract new customers at the same rate as past campaigns and the cost of acquiring new customers may increase over time. Additionally, regulation, algorithms, or participants in the digital marketing ecosystem may change rules for our industry or access to available demographics which may result in significant changes in the ability to target key demographic pools, impacting our ability to target our customers effectively. If we are unable to attract new customers, or fail to do so in a cost-effective manner, our business may be harmed.

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

We expect to experience growth as we raise additional capital. Businesses which grow rapidly often have difficulty managing their growth while maintaining their compliance and quality standards. If we grow as rapidly as anticipated, we will need to expand our management by recruiting and employing additional executive and key personnel capable of providing the necessary support. There can be no assurance that management, along with staff, will be able to effectively manage our growth nor can there be any assurance that growth in our product offerings, customer base or contracts will translate to an increase in revenue or profitability. Any failure to meet the challenges associated with rapid growth could materially and adversely affect our business and operating results.

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

In conjunction with the enactment of the Agriculture Improvement Act of 2018 (the “Farm Bill”), the FDA released a statement about the status of CBD as a nutritional supplement, and the agency’s actions in the short term with regards to CBD will guide the industry. As a company whose products contain CBD, we intend to meet all FDA guidelines as the regulations evolve. Any difficulties in compliance with future government regulation could increase our operating costs and adversely impact our results of operations in future periods.

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

Additionally, the FDA has indicated that certain products containing CBD are not permissible under the Federal Food, Drug, and Cosmetic Act (the “FDCA”), notwithstanding the passage of the Farm Bill. On December 20, 2018, after the Farm Bill became law, then FDA Commissioner Scott Gottlieb issued a statement in which he reiterated the FDA’s position that CBD products that are marketed with a claim of therapeutic benefit must be approved by the FDA for their intended use before they may be distributed in interstate commerce and that the FDCA prohibits interstate distribution of food products containing CBD and marketing products containing CBD as a dietary supplement, regardless of whether the substances are hemp-derived. Although we believe our existing and planned CBD products comply with applicable federal and state laws and regulations, legal proceedings alleging violations of such laws could have a material adverse effect on our results of operations and financial condition, including expensive legal fees and other costs. Sources of hemp-derived CBD depend upon legality of cultivation, processing, marketing and sales of products derived from those plants under state law.

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

The manufacture, labeling and distribution of CBD products is regulated by various federal, state and local government agencies. These governmental authorities regulate our products and processes to ensure that the products are not adulterated or misbranded. We are subject to regulation by the federal government and other state and local agencies as a result of our CBD products. In addition to the risks associated with the possibility of government enforcement or private litigation due to alleged noncompliance, our compliance costs associated with our day-to-day operations are high and are expected to increase as we expand into new markets and/or develop and market new products. For example, as a “seed to sale” CBD business, meaning a business which handles every step of a CBD product’s manufacture and sale in-house rather than relying on third parties for some or all the production and distribution steps, we are responsible for the quality of our product, and the means by which it is produced and marketed, at every stage. Compliance with regulations imposed on our business model means we must deploy and maintain an advanced computer monitoring system which allows us to track our production and distribution process. We must train our employees and utilize and maintain security measures to ensure our facility functions properly. Compliance with these and other government requirements for product monitoring, quality, labelling and distribution are costly which may limit our profitability. Further, if we fail to properly comply with our obligations in the manufacturing process, we risk governmental enforcement actions which may be costly and adversely affect us.

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

The legislative and regulatory bodies or self-regulatory organizations in various jurisdictions inside the United States may expand current laws or regulations, enact new laws or regulations, or issue revised rules or guidance regarding privacy, data protection, consumer protection, information security, and online advertising. California has enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which became operative on January 1, 2020, and its implementing regulations took effect in August 2020. The CCPA requires companies that process personal information on California residents to make new disclosures to consumers about such companies’ data collection, use, and sharing practices and inform consumers of their personal information rights such as deletion rights, allows consumers to opt out of certain data sharing with third parties, and provides a new cause of action for data breaches. In November 2020, California enacted the California Privacy Rights Act of 2020 (the “CPRA”), which amends and expands the scope of the CCPA, while introducing new privacy protections that extend beyond those included in the CCPA and its implementing regulations. The CCPA, as amended and expanded by the CPRA, is one of the most prescriptive general privacy law in the United States and may lead to similar laws being enacted in other U.S. states or at the federal level. For example, the State of Nevada also passed a law effective on October 1, 2019 that amends the state’s online privacy law to allow consumers to submit requests to prevent websites and online service providers (“Operators”) from selling personally identifiable information that Operators collect through a website or online service. Further, on March 2, 2021, the Governor of Virginia signed into law the Virginia Consumer Data Protection Act (the “VCDPA”). The VCDPA creates consumer rights, similar to the CCPA, but also imposes security and assessment requirements for businesses. In addition, on July 7, 2021, Colorado, the state in which we are headquartered, enacted the Colorado Privacy Act (“CoCPA”), becoming the third comprehensive consumer privacy law to be passed in the United States (after the CCPA and VCDPA). Although the CoCPA closely resembles the VCDPA, both of which do not contain a private right of action and will instead be enforced by the respective states’ Attorney General and district attorneys, the two differ in many ways and once they become enforceable in 2023, we must comply with each if our operations fall within the scope of these newly enacted comprehensive mandates. Prior efforts undertaken to comply with other recent privacy-related laws have proven that these initiatives require time to carefully plan, assess gaps in current compliance mechanisms, and implement new policies, processes and remediation efforts. Additionally, the FTC and state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data. Each of these privacy, security, and data protection laws and regulations, and any other such changes or new laws or regulations, could impose significant limitations, require changes to our business model or practices, or restrict our use or storage of personal information, which may increase our compliance expenses and make our business more costly or less efficient to conduct. In addition, any such changes could compromise our ability to develop an adequate marketing strategy and pursue our growth strategy effectively, which, in turn, could adversely affect our business, financial condition, and results of operations.

While we intend to strive to comply with applicable laws and regulations relating to privacy, data security, and data protection, given that the scope, interpretation, and application of these laws and regulations are often uncertain and may be in conflict across jurisdictions, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure or perceived failure by us or third-party service providers to comply with privacy or security policies or privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personal data, may result in governmental enforcement actions, litigation, or negative publicity, and could have an adverse effect on our operating results and financial condition.

Our planned expansion into international markets will involve inherent risks that we may not be able to control.

Our business plan includes the eventual marketing and sale of our products in international markets. Specifically, we do not currently have a set time frame for entering these markets. In 2022, we started a reselling program in Brazil, where our products are delivered to their warehouses in Miami, Florida and exchanged in the United States for sale. Accordingly, our operating results could be materially and adversely affected by a variety of uncontrollable and changing factors relating to international business operations, including:

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

The intellectual property behind our products may include unpublished know-how, which is dependent on certain key individuals, as well as existing and pending intellectual property protection.

The commercialization of our products is partially dependent upon know-how and trade secrets held by certain individuals working with and for us. Because the expertise runs deep in these few individuals, if something were to happen to any or all of these individuals, the ability to properly manufacture our products without compromising quality and performance could be diminished greatly. Further, while our employees and contractors are subject to non-disclosure obligations, any misappropriation of confidential information including trade secrets and know-how could allow our competitors and others to overcome any advantage we have and reduce our market share and viability.

Risks Related to Our Securities and Our Status as an SEC Reporting Company

Because our Chief Executive Officer, directly and through entities she controls, beneficially owns approximately 61% of our issued and outstanding common stock and voting power on an as-converted basis, she can exert significant control over our business and affairs which may be averse to those of our stockholders, particularly if a conflict of interest arises.

Our Chief Executive Officer and currently one of our three directors, owns approximately 61% of our issued and outstanding shares of common stock and voting power on an as-converted basis. As of December 31, 2021 Ms. Buttorff and or her companies also hold $9,704,894 in demand notes which bear interest at a rate ranging from 0 to 12% per annum. As of the date of this Report, additional funds have been loaned to the Company. The interests of Ms. Buttorff may differ from the interests of our other stockholders, including by virtue of her other businesses operated through her entities and their holdings that are not affiliated with us. As a result, Ms. Buttorff will have significant influence and control over all corporate actions including those actions requiring stockholder approval, irrespective of how our minority stockholders may vote, including the following actions:

●	the election of our directors;
●	charter or bylaw amendments;
●	a merger, asset sale or other fundamental corporate transaction; and
●	any other matter submitted to our stockholders for a vote, subject only to applicable law including the Nevada Revised Statutes.

This concentration of ownership and the conflicts of interest may have the effect of impeding a merger, consolidation, takeover or other business combination or tender offer for our common stock which other stockholders may deem desirable or could reduce our stock price or prevent our stockholders from realizing a premium over our stock price in such a transaction. Further, to the extent our other stockholders disagree with an action Ms. Buttorff elects to take as a stockholder, their ability to prevent such action or avoid the effect on their shareholdings will range from significantly limited to non-existent due to our current capital structure, subject only to applicable law and our charter documents. Therefore, if Ms. Buttorff has an interest adverse to other stockholders, or if other stockholders otherwise disagree with Ms. Buttorff with respect to a matter before the stockholders, they will have little to no control over that matter and the direction we ultimately take.

The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business.

The federal securities laws require us to comply with SEC reporting requirements relating to our business and securities. Complying with these reporting and other regulatory obligations is time-consuming and will result in increased costs to us which could have a negative effect on our financial condition or business. These increased costs are not fully reflected in the financial statements contained in this Annual Report on Form 10-K because until June 30, 2021, our subsidiary was a private company not subject to SEC reporting obligations.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) and the requirements of the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. We are required to file annual, quarterly and current reports with the SEC disclosing certain aspects and developments of our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting which we currently lack. To maintain and improve the effectiveness of our disclosure controls and procedures, we will need to commit significant resources, hire additional executive officers and personnel and provide for additional management oversight. We intend to implement additional procedures and processes for the purpose of addressing the standards and requirements applicable to SEC reporting companies. Sustaining our growth will also require us to commit additional managerial, operational and financial resources to identifying competent professionals to join us and to maintain appropriate operational and financial systems to adequately support our intended expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our results of operations, financial condition or business.

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

These broad market and industry factors may have a material adverse effect on the market price of our common stock, regardless of our actual operating performance. These factors could have a material adverse effect on our business, financial condition and results of operations.

We are subject to the “penny stock” rules which will adversely affect the liquidity of our common stock.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock on the OTCQB is presently less than $5.00 per share and therefore we are considered a “penny stock” company according to SEC rules. Until such time as our stock price rises above $5.00 per share, the “penny stock” designation requires any broker-dealer selling our securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules limit the ability of broker-dealers to solicit purchases of our common stock and therefore reduce the liquidity of the public market for our shares.

Broker-dealers are increasingly reluctant to permit investors to buy or sell speculative unlisted stock and often impose costs which make it uneconomical for small shareholders to do so. Moreover, as a result of apparent regulatory pressure from the SEC and the Financial Industry Regulatory Authority (“FINRA”) a growing number of broker-dealers decline to permit investors to purchase and sell or otherwise make it difficult to sell shares of penny stocks. The “penny stock” designation may have a depressive effect upon our common stock price which the prospective reverse stock split may not sufficiently overcome.

Potential Impacts of the COVID-19 Pandemic on Our Business Operations

As disclosed in Note 2 to our consolidated financial statements, the COVID-19 pandemic has had a notable impact on general economic conditions, including but not limited to the temporary closures of many businesses, “shelter in place” and other governmental regulations, reduced business and consumer spending due to both job losses and reduced investing activity, among many other effects attributable to the COVID-19 pandemic, and there continue to be many unknowns. During 2020, COVID-19 had a significant impact on our CBD operations. Recognizing the sudden need for personal protective equipment, we shifted our business to importing and selling PPE hand sanitizers and masks.

The Omicron variant which had a significant impact in the second half of 2021 and early 2022. While a new variant is replacing Omicron, the economy has substantially reopened and it is uncertain as the impact it may have. The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus and its many variants, the extent and effectiveness of containment actions including vaccinations and the impact of these and other factors on our employees, customers, partners and vendors. If we are not able to respond to and manage the impact of such events effectively, our business will be harmed.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our contract with XXII provides us with the right to own 10 acres of the Needle Rock Farm in Delta County, CO. We also lease our laboratory space at 16194 West 45th Drive, Golden, CO 80403 from J&N Real Estate Company, LLC which is owned by our CEO. See Note 5 to our consolidated financials.

Item 3. Legal Proceedings

From time–to-time, we may become involved in legal proceedings arising in the ordinary course of business. We are unable to predict the outcome of any such matters or the ultimate legal and financial liability, and at this time cannot reasonably estimate the possible loss or range of loss and accordingly have not accrued a related liability.

We filed suit in District Court in and for Osage, County, Oklahoma on December 19, 2019. We have sued Defendants, Mike Fisher, in his official capacity as Osage County District Attorney ex rel. State of Oklahoma as an investigating and/or prosecuting body, Eddie Virden in his official capacity as the Sheriff of the City of Osage as holder of the property, and the City of Pawhuska as the property seizing body, (collectively the “Government Defendants”) for the return of approximately 17,000 pounds of industrial hemp (the “Property”). We believe we were entitled to possession of the Property pursuant to an August 23, 2018, contract between us and Blue Circle Development, LLC (“BCD”), wherein we agreed to pay and BCD agreed to deliver the Property according to certain terms. Plaintiff performed pursuant to the contract and is entitled to possession of the Property. We believe the Government Defendants wrongfully detained the Property and is responsible for damages to the Property and to us. On or about May 4, 2020, the Government Defendants improperly released the Property to BCD in violation of a Court Order. We have asserted claims against the Government Defendants for interference with the Court Order and BCD for improperly intercepting the Property from us. The case is currently in the discovery phase including document production and depositions. The parties will complete the discovery phase, potentially engage in dispositive motion briefing, and proceed toward a trial date.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is quoted on the OTCQB over-the-counter market under the symbol “PLSH.” Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. On March 15, 2022 the closing bid price on the OTCQB for our Common Stock was $0.50.

Holders of Our Common Stock

As of March 15, 2022, we had 14,762,342 shares of our common stock issued and outstanding, and approximately 186 shareholders of record.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of several factors, including those set forth under the Part I, Item 1A, Risk Factors and Business sections in this Report, and our other filings with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Report.

General

We are a Nevada corporation organized in 2008. Exactus, Inc. was our former name. We have pursued opportunities in hemp-based businesses, which we refer to as “cannabinoids or CBD”. On June 30, 2021 Exactus acquired Panacea Life Sciences, Inc. (“Panacea” or “PLS”), our subsidiary, and as a result became a seed-to-sale Cannabinoid company. The former Panacea stockholders have assumed majority control of us and all our operations are now operated through Panacea which because of the share exchange became our wholly owned subsidiary. Leslie Buttorff, became our Chief Executive Officer and a director upon the closing of the share exchange, also became our principal stockholder through common stock and Convertible Preferred Stock issued to her and entities she controls.

Panacea was founded by Leslie Buttorff in 2017 as a woman-owned business with a focus on CBD products and technology. Through Panacea, we are dedicated to developing and producing the highest-quality, most medically relevant, legal, hemp-derived cannabinoid products for consumers and pets. Beginning at a farm, XXII owns and of which we have the right to own a 10-acre parcel, located in Needle Rock, Colorado and leases laboratory space located within a 51,000 square foot, state-of-the-art, cGMP, extraction, manufacturing, testing and fulfillment center located in Golden, Colorado, Panacea operates in every aspect of the CBD product value chain. From cultivation to finished goods, Panacea ensures its products with stringent testing protocols employed at every stage of the supply chain. Panacea endeavors to offer pure natural remedies within product lines for every aspect of life: PANA Life®, PANA Beauty®, PANA Sport™, PANA Pet®, PANA PURE™ and PANA Health™.

We believe we are well positioned to develop novel hemp extracts as dietary supplements and topical applications. Our biotechnology plans focus on our research at Colorado State University where we are involved in several health-related research studies.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table sets forth our results of operations for the years ended December 31, 2021 and December 31, 2020.

	Years Ended December 31,		Period to
	2021	2020	Period Change

Revenues from cannabinoid sales	$1,933,627	$4,224,720	$(2,231,092)
Revenues from PPE sales	$66,000	$4,793,000	(4,727,000)
Cost of sales	$1,519,049	$7,020,223	$(5,501,174)
Operating expenses	$4,959,059	$4,449,313	$509,746
General and administrative	$1,518,687	$2,806,026	$(1,287,339)
Interest expense	$(1,105,243)	$(1,511,579)	$406,336
Unrealized gain on marketable securities	$1,008,046	$1,426,798	$(418,672)
Realized gain on sale of securities	$160,296	$-	$160,296
Other loss	$-	$(20,180)	$20,180
Employer retention credit	$396,679	$-	$396,679
Rental income	$236,560	$271,767	$(35,207)
Loss on sale of assets	$(297,351)	$(140,714)	$(156,637)
Gain on extinguishment of debt	$755,782	$-	$755,782

Year Ended December 31, 2021 and 2020

Net Revenues

We are principally engaged in the business of producing and selling products made from industrial hemp. Revenue consists of sales of our six category of brand products, white label and contract manufacturing sales to other CBD companies, raw material sales (distillate and isolate), and tolling arrangements. We have also engaged in the sale of personal protective equipment (PPE).

Our revenues for the year ended December 31, 2021 decreased by $6,958,093, or 77%, to $2,059,627 as compared to $9,017,720 for the year ended December 31, 2020. The decrease in sales in 2021 was due primarily to the decrease of PPE related sales and the continued impact COVID has had on the CBD business. In 2021, we continued to see many of our CBD customers go out of business, which continued to impact our white label and contract manufacturing contracts. We expect the decrease in sales activity to continue due to limited capital resources until we consummate a financing. During the year ended December 31, 2021, we generated $2.06 million in revenue compared to $9.018 million in the year ended December 31, 2020. The decrease in sales is attributed to less PPE items being sold in 2021 and the continued impact COVID has had on the CBD business. Revenues related to the sale of PPE items were $0.066 million in the year ended December 31, 2021, compared to $4.793 million in the year ended December 31, 2020.

Cost of Sales

Cost of sales for the year ended December 31, 2021 decreased by $5,501,174, or 78%, to $1,519,049 as compared to $7,020,223 for the year ended December 31, 2020. The decrease in cost of sales was due primarily to decrease in sales as well as the effect of COVID-19 on the materials supply chain. The primary components of cost of sales include the cost of manufacturing the CBD products and PPE. The decrease in costs corresponds to the decrease in PPE sales.

Operating Expenses

Operating expenses for the year ended December 31, 2021 decreased by $577,593, or 8%, to $6,677,746 as compared to $7,255,339 for the year ended December 31, 2020. The decrease in operating expenses was primarily due to a decrease in general and administrative expenses of $1,087,339, partially offset by an increase in production related operating expenses of $509,746.

The decrease in general and administrative expenses of $1,087,339 or 39% to $1,718,687 for the year ended December 31, 2021 as compared to $2,806,026 for the year ended December 31, 2020, was primarily due to decreases in sales commissions, sales and marketing activities as well as general activities, partially offset by an increase in professional fees relating the various transactions relating to the merger.

The increase in production related operating expenses of $509,746 or 11% to $4,959,059 for the year ended December 31, 2021 as compared to $4,449,313 for the year ended December 31, 2020, was primarily due to increases in payroll and related expenses of $193,000 stock-based compensation of $223,000 legal and professional fees of $633,000 and insurance of $169,000.

Within the total G&A category of expenses, sales and marketing expenses decreased from $1.505 million to $0.378 million for the 12 months ended December 31, 2021 when compared to the 12 months ended December 31, 2020, primarily due to sales commissions paid for PPE sales, the Panacea brand development, advertising fees for the Facebook program and the new Panacea website.

Also, within the total G&A category of expenses, professional, legal, and consulting fees were $0.779 million for the 12 months ended December 31, 2021 when compared to $0.312 million the 12 months ended December 31, 2020. In 2020, legal expenses were attributed to the farm acquisition and the XXII investment. In 2021, legal fees were related to the XXII farm sale and investment restructuring, the Panacea reverse merger and fees related to obtaining a trademarks and registrations for our brand.

Other income (expense)

Other income for the year ended December 31, 2021 increased by $1,361,823, or 5,235%, to 1,387,835 as compared to $26,012 for the year ended December 31, 2020.

Summary of Cash Flows

	Years ended December 31,
	2021	2020
Cash (used in) / provided by
Operating activities	$(3,922,090)	$(7,646,723)
Investing activities	522,533	(3,080,388)
Financing activities	3,334,953	2,295,981
Net decrease in cash and cash equivalents	$(64,605)	$(8,431,130)

Cash flows from operating activities

Net cash used in operating activities was $3,922,090 for the year ended December 31, 2021 as compared to $7,646,723 for the year ended December 31, 2020. The decrease in 2021 was due primarily to decreases in revenues as well as cost of sales and operating expenses as well as favorable changes to working capital. The largest source of operating cash is from our customers. A large majority of our customers purchase CBD on-line, so credit card payments are collected and paid within 1-2 business days. Other white label and contract manufacturing customers pay before the products are released. Some larger customers have either net 10-, 2%- or 30-day net terms. Net cash used in operating activities was $3.922 million and $7.647 million for 12 months ended December 31, for 2021 and 2020, respectively.

Cash flows from investing activities

Net cash provided by investing activities was $522,533 for the year ended December 31, 2021 as compared to net cash used in investing activities of $3,080,388 for the year ended December 31, 2020. The increase of cash provided in 2021 was due primarily to a significant decrease in fixed asset acquisitions as well as increases in proceeds from sales of fixed assets and marketable securities. Machinery and building retrofitting expenses and cash received in the acquisition were the investing activities for the 12 months ended December 31, 2021 and totaled $0.522 million and $3.08 million for December 31, 2020.

Cash flows from financing activities

During the year ended December 31, 2021, cash provided by financing activities totaled $3,334,953 which includes proceeds of $2,302,468 from related part notes, $1,000,000 from convertible notes, and $243,042 from a related party payroll protection loan partially offset by repayments of notes payable in the amount of $210,556.

During the year ended December 31, 2020, cash provided by financing activities totaled $2,295,981 which includes of $5,984,226 from related party notes payable and $273,300 from other loans partially offset by the repayment of $3,961,545 of notes payable. Net cash provided by financing activities for the 12 months ended December 31, 2021 was $3.335 million. For the same period in 2020 the financing was $2.296 million. In 2021 the primary financing was cash provided by Company’s CEO.

Liquidity and Capital Resources

On December 31, 2021, we had approximately $3.8 million of liquid marketable securities and $20,000 in cash. There have been no material changes as of the date of this Report. Our Chief Executive Officer holds the XXII shares pursuant to the pledge agreement and has the power at any time to permit us to sell the shares to provide working capital. We have borrowed substantial sums from Leslie Buttorff, our Chief Executive Officer, to meet its working capital obligations. On June 30, 2021 Panacea issued an affiliate of Ms. Buttorff a 12% demand promissory note for $4.063 million and issued Ms. Buttorff a 10% demand promissory note for $1.624 million secured by a pledge of certain XXII common stock owned by Panacea. Additionally, we have a line of credit with Ms. Buttorff through which it may borrow up to $1 million at a 10% annual interest rate.

We do not have sufficient cash resources to sustain our operations for the next 12 months. This raises substantial doubt about our ability to continue as a going concern as we are dependent on obtaining financing from one or more debt or equity offerings or further loans from Ms. Buttorff assuming she agrees to advance further funds.

These consolidated financial statements are presented on the basis that we will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business. No adjustment has been made to the carrying amount and classification of our assets and the carrying amount of our liabilities based on the going concern uncertainty. These factors raise substantial doubt about our ability to continue as a going concern for a period of 12 months from the date of this Report. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. In addition, due to insufficient revenue, we will need to obtain further funding through public or private equity offerings, debt financing, collaboration arrangements or other sources in order to maintain active business operations. We currently do not have sufficient cash flow to pay our ongoing financial obligations on a consistent basis. The issuance of any additional shares of common stock, preferred stock or convertible securities could be substantially dilutive to our stockholders. In addition, adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital, we will be forced to borrow additional sums from our Chief Executive Officer or delay, reduce or eliminate our research and development programs, we may not be able to continue as a going concern, and we may be forced to discontinue operations. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Off Balance Sheet Arrangements

As of December 31, 2021, we had no material off-balance sheet arrangements.

Critical Accounting Estimates and New Accounting Pronouncements

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with US GAAP. The preparation of our consolidated financial statements requires its management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures. Our management bases its estimates, assumptions and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Different assumptions and judgments would change the estimates used in the preparation of our consolidated financial statements which, in turn, could change the results from those reported. In addition, actual results may differ from these estimates and such differences could be material to our financial position and results of operations.

Critical accounting estimates are those that our management considers the most important to the portrayal of our financial condition and results of operations because they require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting estimates in relation to its consolidated financial statements include those related to:

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Panacea Life Sciences Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Panacea Life Sciences Holdings, Inc. (the “Company”) as of December 31, 2021, the related statement of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or are required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/s/ BF Borgers CPA PC
BF Borgers CPA PC

We have served as the Company’s auditor since 2021
Lakewood, CO
March 25, 2022

Firm ID is 5041.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Panacea Life Sciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Panacea Life Sciences, Inc. (the Company) as of December 31, 2020, and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and will require additional capital to continue as a going concern. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill

Description of the Matter

As described in Note 2 to the financial statements, the Company’s goodwill balance was $2,188,810 as of December 31, 2020. The Company performs goodwill impairment testing annually as of December 31 or more frequently if events or circumstances indicate the carrying value of a reporting unit that includes goodwill might exceed the fair value of that reporting unit. The Company estimates the fair value of each reporting unit based on a combination of an income approach that utilizes discounted cash flows specific to each reporting unit.

We identified the determination of the fair value of each reporting unit included in the Company’s annual goodwill impairment test as a critical audit matter. The key assumptions utilized by management in the determination of the fair value under the income approach include projected revenue growth rates, profit margins, operating expenses, terminal value and discount rates for the Company. Auditing management’s valuation methods and assumptions utilized in estimating the fair value involved especially challenging and subjective auditor judgement due to the nature and extent of audit effort required to address this matter, including the extent of specialized skill or knowledge needed.

How we addressed the matter in our Audit

The primary procedures we performed to address this critical audit matter included:

●	Evaluating management’s review of key assumptions used in determining the valuation methodology for the measurement of the fair value of each reporting unit.

●	Evaluating management’s ability to forecast cash flows and the reasonableness of management assumptions used to develop cash flow forecasts and projections by comparing them to historical operating performance, internal and external communications made by the Company and forecasted information included in industry reports.

●	Testing the accuracy and completeness of the data used by management to develop its projections.

●	Utilizing personnel with specialized knowledge and skill of valuation techniques to assist in: (i) evaluating the methodologies used by management to determine the fair value of each reporting unit including the weighting of income and market approaches; (ii) assessing the underlying projections by comparing key assumptions to historical levels; (iii) evaluating the reasonableness of assumptions used in the income approach including discount rates, terminal values, present value factors; and (iv) testing the mathematical accuracy of the Company’s calculations.

/s/ RBSM LLP

We have served as the Company’s auditor since 2021

Las Vegas, Nevada

December 17, 2021

Firm ID is 587.

Panacea Life Sciences Holdings, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,774	$84,379
Accounts receivable, net	244,496	147,302
Other receivables, related party	500,000	-
Inventory	4,264,277	8,409,734
Marketable securities related party	3,791,483	2,853,437
Prepaid expenses and other current assets	278,328	27,375
TOTAL CURRENT ASSETS	9,098,358	11,522,227

Operating lease right-of-use asset, net, related party	3,595,100	3,937,706
Property and equipment, net	8,839,982	13,590,286
Intangible assets, net	61,401	122,801
Goodwill	2,188,810	2,188,810
TOTAL ASSETS	$23,783,651	$31,361,830

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,685,825	$1,765,267
Operating lease liability, current portion, related party	1,624,090	1,162,869
Note payable-current, related party	6,441,866	15,061,044
Convertible note payable, net	220,005	-
Paycheck protection loan, SBA Loan	99,100	273,300
TOTAL CURRENT LIABILITIES:	10,070,886	18,262,480

Operating lease liability, long-term portion, related party	3,347,335	3,692,392
Other long-term liabilities, related party	3,263,028	2,698,659
TOTAL LIABILITIES	16,681,249	24,653,531

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Series A Preferred Stock: $0.0001 Par Value, 1,000 shares designated; 350 and 0 shares issued and outstanding on December 31, 2021 and December 31, 2020 respectively.	-	-
Series B-1 Preferred: $0.0001 Par Value, 32,000,000 shares designated; 1,500,000 and 0 shares issued and outstanding on December 31, 2021 and December 31, 2020 respectively.	150	-
Series B-2 Preferred: $0.0001 Par Value, 6,000,000 shares designated; 6,000,000 and 0 shares issued and outstanding on December 31, 2021 and December 31, 2020 respectively.	600	-
Series C Preferred: $0.0001 Par Value, 1,000,000 shares designated; 1,000,000 and 1,000,000 shares issued and outstanding on December 31, 2021 and December 31, 2020 respectively.	100	100
Series C-1 Preferred: $0.0001 Par Value, 10,000 shares designated and 10,000 and 10,000 shares issued and outstanding on December 31, 2021 and December 31, 2020 respectively.	1	1
Series C-2 Preferred: $0.0001 Par Value, 10,000 and 0 shares designated and 10,000 and 0 shares issued and outstanding on December 31, 2021 and December 31, 2020 respectively.	1	-
Series D Preferred: $0.0001 Par Value, 10,000 shares designated and 10,000 and 10,000 shares issued and outstanding on December 31, 2021 and December 31, 2020 respectively.	1	1
Common Stock: $0.0001 Par Value, 650,000,000 shares authorized; 14,073,708 and 16,915,706 shares issued and outstanding on December 31, 2021 and December 31, 2020 respectively.	1,407	1,692
Additional paid in capital	23,865,155	18,689,119
Accumulated deficit	(16,765,013)	(11,982,614)
TOTAL STOCKHOLDERS’ EQUITY	7,102,402	6,708,299

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,783,651	$31,361,830

The accompanying notes are an integral part of these consolidated financial statements.

Panacea Life Sciences Holdings, Inc. and Subsidiary

Consolidated Statements of Operations

	for the year ending December 31,
	2021	2020
REVENUE	$2,059,627	$9,017,720
COST OF SALES	1,519,049	7,020,223
GROSS PROFIT	540,578	1,997,497

OPERATING EXPENSES
Operating expenses	4,959,059	4,449,313
General and administrative expenses	1,518,687	2,806,026
TOTAL OPERATING EXPENSES	6,477,746	7,255,339

LOSS FROM OPERATIONS	(5,937,168)	(5,257,842)

OTHER INCOME (EXPENSES)
Interest expense	(1,105,243)	(1,511,579)
Unrealized gain (loss) on marketable securities, net	1,008,046	1,426,718
Realized gain on sale of securities	160,296	-
Other income (loss)	-	(20,180)
Employer retention credit	396,679	-
Rental Income	236,560	271,767
Loss on sale of assets	(297,351)	(140,714)
Gain on extinguishment of debt	755,782	-
TOTAL OTHER INCOME (EXPENSE)	1,154,769	26,012

INCOME (LOSS) BEFORE INCOME TAXES	(4,782,399)	(5,231,830)

TAXES	-	-

NET INCOME (LOSS)	$(4,782,399)	$(5,231,830)

Per-share data
Basic and diluted loss per share	$(0.27)	$(0.31)

Weighted average number of common shares outstanding	17,820,545	16,915,706

The accompanying notes are an integral part of these consolidated financial statements.

Panacea Life Sciences, Inc.

Statements of Stockholders’ Equity

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance as of December 31, 2019	1,020,000	$102	16,915,706	$1,692	$18,689,119	$(6,750,784)	$11,940,129
Net Income (Loss)	-	-	-	-	-	(5,231,830)	(5,231,830)
Balance as of December 31, 2020	1,020,000	$102	16,915,706	$1,692	$18,689,119	$(11,982,614)	$6,708,299

Shares issued for acquisition	7,500,450	750	4,408,002	440	4,377,802		4,378,992
Series A Preferred stock conversion to common stock	(100)	-	71,429	7	(7)		-
Issuance of common stock at split	-	-		-	-		-
Conversion of Common Stock to Series C-2 Preferred Stock to equity	10,000	1	(7,321,429)	(732)	731		-
Issuance of convertible debt and warrants, net of issuance costs	-	-	-	-	797,510		797,510
Net Income (Loss)	-	$-	-	$-	-	$(4,782,399)	$(4,782,399)
Balance as of December 31, 2021	8,530,350	$853	14,073,708	$1,407	$23,865,155	$(16,765,013)	$7,102,402

The accompanying notes are an integral part of these consolidated financial statements

Panacea Life Sciences, Inc.

Statements of Cash Flows

	For the years ended December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(4,782,399)		$(5,231,830)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,675,786		1,630,602
Realized gain on sale of securities	(160,296)		-
Unrealized gain on marketable securities	(1,008,046)		(1,426,718)
Fixed Asset Disposal Loss	297,351		140,714
Amortization of intangible assets	61,400		61,400
Noncash settlement of convertible note and accrued interest	(755,782)		-
Amortization of debt discount and non-cash interest expense	117,515		-
Changes in operating assets and liabilities
Accounts receivable	(97,194)		151,676
Inventory	(547,910)		(5,049,759)
Prepaid expense and other assets	(250,953)		963,525
Accounts payable and accrued expenses	1,069,668		654,888
Operating lease liability, net	458,770		458,779
Net cash used in operating activities	(3,922,090)		(7,646,723)

Cash flows from investing activities
Net cash received from acquisitions	9,157		-
Proceeds from sale of marketable securities	230,296		-
Proceeds from sale of fixed assets	446,026		119,623
Net fixed asset acquisitions	(162,946)		(3,200,011)
Net Cash provided by (used in) investing activities	522,533		(3,080,388)

Cash flows from financing activities
Repayment of notes payable	(75,556)		-
Proceeds from payroll protection loan, SBA loan	-		273,300
Proceeds from payroll protection loan - related party	243,041		-
Payments of principal on notes payable	(135,000)		(3,961,545)
Proceeds from Note payable-related party	2,302,468		5,984,226
Proceeds from issuance of convertible notes, net of discount	1,000,000		-
Cash provided by financing activities	3,334,953		2,295,981

Net increase (decrease) in Cash and Cash Equivalents	(64,605)		(8,431,130)
Cash and Cash Equivalents, Beginning of Period	84,379		8,515,509
Cash and Cash Equivalents, End of Period	$19,774		$84,379

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes during the year	$-		$-
Interest payments during the year	$-		$583,333

Noncash investing and financing activity
Non-cash Receivable - related party	$500,000	$
Related party loan repayment with inventory	$4,693,367	$
Non-cash fixed asset disposal as part of the reverse acquisition	$3,058,457	$
Capitalized assets purchased on account - related party	$564,369		$1,696,348
Liabilities from acquisition	$1,096,782	$
Debt retired in merger, related party	$12,718,441	$
Preferred Series B-1 Issuance in Acquisition	$150	$
Preferred Series B-2 Issuance in Acquisition	$600	$
Common stock issued for the reverse merger with Exactus	$4,369,085	$
Discounts related to issuance of convertible debt and warrants	$997,510	$

The accompanying notes are an integral part of these consolidated financial statements.

PANACEA LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 1 - NATURE OF ORGANIZATION

Organization and Business Description

Panacea Life Sciences Holdings, Inc. (the “Company”, “Panacea Holdings”, “Exactus”, “we”, “us”, “our”) was incorporated on January 18, 2008 in the State of Nevada. In January 2019, the Company added to the scope of its business activities, efforts to produce, market and sell products made from industrial hemp containing cannabidiol (“CBD”). On June 30, 2021 the Company entered into a Securities Exchange Agreement (the “Exchange Agreement”) with Panacea Life Sciences, Inc. (“Panacea”) a CBD company, and the stockholders of Panacea. Pursuant to the Exchange Agreement, the former Panacea stockholders assumed majority control of the Exactus and all operations are now operated by Panacea, which as a result of the share exchange became a wholly-owned subsidiary of the Exactus. In October, 2021 the Company changed its name from Exactus, Inc. to Panacea Life Sciences Holdings, Inc.

The Company operates in one segment with a focus on developing and producing high-quality, medically relevant, legal, hemp-derived cannabinoid products for consumers and pets.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

On June 30, 2021 the Company merged with Panacea. The merger is accounted for as a reverse acquisition and recapitalization in accordance with the Financial Accounting Standards Board (ASC 805, Business Combinations). Management evaluated the guidance contained in ASC 805 with respect to the identification of the acquirer in the merger and concluded, based on a consideration of the pertinent facts and circumstances, that Panacea acquired Exactus for financial accounting purposes. This determination is primarily based on Panacea stockholders comprising a relative majority of the voting power of the Company and having the ability to nominate the members of the board of directors of Exactus after the Merger, Panacea’s operations prior to the Merger comprising the only ongoing operations of the Company following the Merger, and Panacea’s senior management prior to the Merger comprising a majority of the senior management of the Company following the Merger. Accordingly, for accounting purposes, the financial statements of the Company represent a continuation of the financial statements of Panacea with the Merger being treated as the equivalent of Panacea issuing stock for the net assets of Exactus, accompanied by a recapitalization whereby no goodwill or other intangible assets are recorded. Transactions and balances prior to the Merger are those of Panacea. The shares and net loss per share available to holders of Panacea’s common stock prior to the Merger have been retroactively restated as shares reflecting the exchange ratio established in the Exchange Agreement.

The consolidated financial statements represent the accounts and balances for Panacea through June 30, 2021, and the consolidated balances and activities of the Company and its wholly owned subsidiary, Panacea, from that date forward. All significant consolidated transactions and balances have been eliminated in consolidation.

All share and per share numbers have been retroactively adjusted to give effect to a 1-for-28 reverse stock split effective October 25, 2021.

Going concern

These audited consolidated financial statements are presented on the basis that the Company will continue as a going concern. Panacea has merged with Exactus, so the below items reflect stand-alone historical results of Panacea through June 30, 2021 and the combined financial information thereafter. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since our inception in later 2017, we have generated losses from operations, except for some slight profits in a few quarters. As of December 31, 2021, our accumulated deficit was $16.8 million, and we had $3.8 million in cash and liquid stock. As of December 31, 2021 the 1,227,017 shares of common stock we hold in 22nd Century Group, Inc. (NASDAQ:XXII) (“XXII”) were valued at approximately $3.8 million. The XXII stock is pledged to secure a $4,062,713 promissory note in favor of Quintel-MC, Incorporated (“Quintel”) and a $1,685,685 promissory note in favor of Leslie Buttorff, CEO of the Company, but can be used in operations as the CEO determines. Quintel-MC, Inc. is wholly owned Company of the CEO. These items are shown on the balance sheet as related party loans. The current plan with respect to the XXII stock is to hold this stock during the short-term pending XXII’s application for MRTP FDA approval. We also currently do not have sufficient cash flow to pay our ongoing financial obligations on a consistent basis.

These factors raise doubt about the Company’s ability to continue as a going concern for a period of 12 months from the issuance date of these financial statements. Management plans to raise additional capital to fund operations, until the Company achieves and maintains profitable operations and cash flows. Management cannot provide assurance that the issuance of any additional shares of common stock, preferred stock or convertible securities could be substantially dilutive to our shareholders. In addition, adequate additional funding may not be available to us on acceptable terms, or at all. These audited consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

COVID-19

The COVID-19 pandemic has resulted in a global slowdown of economic activity which is likely to continue to reduce the future demand for a broad variety of goods and services, while also disrupting sales channels, marketing activities and supply chains for an unknown period of time until the virus is fully contained. The Company’s business operations have been negatively impacted by the COVID-19 pandemic and related events and the Company expects this impact on its revenue and results of operations, the size and duration of which is currently difficult to predict. However, adverse consequences from COVID-19 and recent supply chain disruptions and delays may hinder our ability to continue our operations and generate revenue. The impact to date has included a decline in CBD product and sales demand. Further, in 2020, the Company (Panacea) invested in personal protective equipment (PPE) materials to sell. Hand sanitizers, testing kits and masks, and sales of PPE products, which constituted a significant portion of our revenue during the fiscal year ended December 31, 2021 and prior periods during the pandemic, have declined as vaccines continue to be administered and mask mandates and similar requirements have been lifted or reduced in many places. Although the Company is unable to predict the full impact and duration of COVID-19 on its business, the Company is actively managing its financial expenditures in response to the current uncertainty.

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

Use of Estimates

The audited consolidated financial statements have been prepared in conformity with US GAAP and required management of the Company to make estimates and assumptions in preparation of these statements. Actual results may differ significantly from those estimates. Significant estimates made by management include but are not limited to the useful life of property and equipment, incremental borrowing rate used in the calculation of right of use asset and lease liability, reserves for inventory, allowance for doubtful accounts, revenue allocations, valuation allowance on deferred tax assets, assumptions used in assessing impairment of long-term assets, assumptions used in the calculation of net realizable value of inventory and fair value of non-cash equity transactions.

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. There were no cash equivalents. The Company places its cash and cash equivalents with high-quality financial institutions. At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. On December 31, 2021 and 2020, the Company’s cash balances did not exceed the FDIC limit.

Accounts Receivable

Accounts receivable are generally unsecured. The Company establishes an allowance for doubtful accounts receivable based on the age of outstanding invoices and management’s evaluation of collectability. Accounts are written off after all reasonable collection efforts have been exhausted and management concludes that likelihood of collection is remote. Any future recoveries are applied against the allowance for doubtful accounts. As of December 31, 2021 and December 31, 2020, we did not believe we needed to reserve for any doubtful accounts, respectively. The Company’s accounts receivable policy changed in 2020 to only provide larger, well-established companies with Net 30 payment terms. For all other sales they are paid by credit card or wires received before the product is shipped to the customer.

Inventory

Inventories are stated at lower of cost or net realizable value. Inventories of purchased materials are valuated using a moving average method and managed by first in first out basis (FIFO). Inventories of internally manufactured materials are valuated using a standard costing method and are also managed on a FIFO basis. Production related costs that are capitalized as inventory as part of the standard cost valuation include the direct materials consumed, direct labor used, indirect labor used, and manufacturing overhead. Overhead is calculated based on specific manufacturing process and allocated on an order-by-order basis. Production variances that occur between standard cost valuation and actual costs are expensed as incurred in the income statement as part of cost of goods sold.

Marketable securities

The Company’s marketable securities consist of 1,227,017 and 1,297,017 shares of XXII at December 31, 2021 and 2020, respectively, which are classified as available-for-sale and included in current assets. (See Note 2 – Going Concern). Securities are valued based on market prices for identical assets using third party certified pricing sources. Available-for-sale securities are carried at fair value with unrealized and realized gains and losses reported as a component of income (loss). Realized gains and losses, if any, are calculated on the specific identification method and are included in other income in the consolidated statements of operations.

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

The following table shows, by level within the fair value hierarchy, the Company’s assets and liabilities at fair value on a recurring basis as of December 31, 2021 and December 31, 2020:

	December 31, 2021				December 31, 2020
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Marketable securities	$3,791,483	$3,791,483	$-	$-	$2,853,437	$2,853,437	$-	$-
Total	$3,791,483	$3,791,483	$-	$-	$2,853,437	$2,853,437	$-	$-

There were no transfers of marketable securities into or out of Level 1 during the years ended December 31, 2021 or 2020.

December 31, 2021
Balance at beginning of year	$2,853,437
Sale of securities	(230,296)
Realized gain on sale of securities	160,296
Unrealized gain on marketable securities, net	1,008,046
Balance at end of period	$3,791,483

As of December 31, 2021, the Company has no liabilities that are re-measured at fair value.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight–line method on the various asset classes over their estimated useful lives, which range from three to ten years when placed in service. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.

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

Estimated Life
Goodwill from Phoenix Acquisition	Tested Yearly for Impairment
Intangibles – Formulations	5 Years

	December 31, 2021	December 31, 2020
Goodwill	$2,188,810	$2,188,810
Intangibles – Formulations	307,001	307,001
Less accumulated amortization	(245,600)	(184,200)
Net intangible assets	$61,401	$122,801

Leases

The Company determines if an arrangement is a lease at inception. Contracts containing a lease are further evaluated for classification as an operating or finance lease. In determining the leases classification, the Company assesses among other criteria: (i) 75% or more of the remaining economic life of the underlying asset is a major part of the remaining economic life of that underlying asset; and (ii) 90% or more of the fair value of the underlying asset comprises substantially all of the fair value of the underlying asset. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities and long-term operating lease liabilities in the Company’s consolidated balance sheets. Finance leases are included in property, plant and equipment, net, other current liabilities, and long-term finance lease liabilities in the Company’s consolidated balance sheets. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. For leases with terms greater than 12 months, the Company records the ROU asset and liability at commencement date based on the present value of lease payments according to their term.

The Company uses incremental borrowing rates based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The ROU asset also includes any lease payments made and excludes lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expenses are recognized on a straight-line basis over the lease term or the useful life of the leased asset.

In addition, the carrying amount of the ROU and lease liabilities are remeasured if there is a modification, a change in the lease term, a change in the in-substance fixed lease payments or a change in the assessment to purchase the underlying asset.

Convertible Notes Payable

The Company has issued convertible notes, which contain variable conversion features, whereby the outstanding principal and accrued interest automatically convert into common shares at a fixed price which may be a discount to the common stock at the time of conversion. Some of the conversion features of these notes are contingent upon future events, whereby, the holder agreed not to convert until the contingent future event has occurred.

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

Some of the Company’s contract liabilities consist of advance customer payments. Contract liability results from transactions in which the Company has been paid for products by customers, but for which all revenue recognition criteria have not yet been met. Once all revenue recognition criteria have been met, the contract liabilities are recognized. The Company recorded $24,585 and $121,300 in advanced customer payments as of December 31, 2021 and December 31, 2020, respectively and these amounts are included in the balance sheet line item of accounts payable and accrued expenses.

	December 31, 2021	December 31, 2020
Balance, beginning of period	$121,300	$254,786
Payments received for unearned revenue	41,465	463,454
Revenue earned	138,180	596,940
Balance, end of period	$24,585	$121,300

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

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with ASC 606. The amounts charged to customers for shipping products are recognized as revenues and the related freight costs of shipping products are classified in general and administrative costs as incurred. Shipping costs are included as a component of general and administrative and were $16,564 and $63,942 for December 31, 2021 and December 31, 2020, respectively. The decrease is due to less PPE items being shipped out.

Advertising & Marketing

Advertising costs are expensed when incurred. Included in this category are expenses related to public relations, investor relations, new package design, website design, design of promotional materials, cost of trade shows, cost of products given away as promotional samples, and paid advertising. The Company recorded advertising costs included in general and administrative costs of $377,916 and $1,504,592 for the years ended December 31, 2021 and 2020, respectively.

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

The Business Combination on December 31, 2021 was accounted for as a recapitalization of equity structure. In October, 2021 the Company completed 1-for-28 reverse stock split. Pursuant to GAAP, the Company retrospectively recasted the weighted-average shares included within its consolidated statements of operations for the years ended December 31, 2021 and December 31, 2020. The basic and diluted weighted-average Panacea ordinary shares are retroactively converted to shares of the Company’s common stock to conform to the recasted consolidated statements of stockholders’ equity (deficit).

	Years ended December 31,
	2021	2020
Convertible note payable	-	-
Restricted Stock	-	-
Options to purchase common stock	-	-
Warrants to purchase common stock	-	-
Series A Convertible Preferred	250,000	-
Series B-1 Convertible Preferred	6,679	-
Series B-2 Convertible Preferred	26,786	-
Series C Convertible Preferred	2,289,220	2,289,220
Series C-1 Convertible Preferred	1,064,908	1,064,908
Series C-2 Convertible Preferred	2,050,000	-
Series D Convertible Preferred	1,628,126	1,628,126
Total	-	-

Income taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes”. ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and established for all the entities a minimum threshold for financial statement recognition of the benefit of tax positions and requires certain expanded disclosures. The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax basis of the Company’s assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all the deferred tax assets will not be realized. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management’s opinion, adequate provisions for income taxes have been made. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

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

NOTE 3 – PROPERTY, EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property and equipment, net including any major improvements, are recorded at historical cost. The cost of repairs and maintenance is charged against operations as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, generally as follows:

Estimated Life
Computers and technological assets	3 – 5 Years
Furniture and fixtures	3 – 5 Years
Machinery and equipment	5 – 10 Years
Leasehold improvement	10 Years

Property and equipment, net consists of the following:

	December 31, 2021	December 31, 2020
Computers and technological assets	$3,514,421	$2,993,626
Furniture and fixtures	55,950	55,950
Machinery and equipment	7,530,787	8,494,298
Land	92,222	2,293,472
Assets Under Construction	-	743,377
Leasehold Improvements	1,508,915	1,508,915
Total	12,702,295	16,089,638
Less accumulated depreciation	(3,862,313)	(2,499,352)
Total Property and equipment, net	$8,839,982	$13,590,286

The land and equipment decreased from December 31, 2020 to December 31, 2021 due to the partial sale of the farmland and equipment. See Note 10.

Depreciation expenses for the years ended December 31, 2021 and 2020 were $1,675,786 and $1,630,602 respectively.

The asset under construction in 2020 was related to a deposit the Company made on an XL Novasep chromatography unit. The Company decided it did not have the proper equipment needed to house the unit, so it negotiated a settlement with Novasep to return the deposit less restocking and legal fees. The unit was never delivered to the Company. On May 24, 2021 $446,026 of the $743,377 deposit was returned, the asset under construction was retired and a loss on the asset retirement was recorded.

NOTE 4 – INVENTORY

Inventory consists of the following components:

	December 31, 2021	December 31, 2020
Raw Materials	$970,393	$991,523
Semi-Finished	1,466,763	1,372,950
Finished Goods	1,805,779	6,018,530
Packaging	15,549	20,938
Trading	5,793	5,793
Total	$4,264,277	$8,409,734

NOTE 5 –OPERATING LEASE RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES – RELATED PARTY

Right of Use

The Company adopted Accounting Standards Update (“ASU”) No. 2016-02, “Leases” (“ASC 842”) on January 1, 2019, the start of our 2019 fiscal year. The Company has one lease arrangement with a related party entered into on December 22, 2018 for a 3-year term commencing January 1, 2019 for certain laboratory facilities with a nine-year extension option. This lease was extended and now expires on December 31, 2030. At inception, the Company recognized a Right of Use Asset and a corresponding lease liability in the amount of $4,595,509. The Company’s lease arrangements may contain both lease and non-lease components. The Company has elected to combine and account for lease and non-lease components as a single lease component. The Company has incorporated residual value obligations in leases for which there is such occurrences. Regarding short-term leases, ASC 842-10-25-2 permits an entity to make a policy election not to apply the recognition requirements of ASC 842 to Short-term leases. The Company has elected not to apply the ASC 842 recognition criteria to any leases that qualify as Short-Term Leases.

The Company, as of January 1, 2019, leases a portion of the property (formerly the Environmental Protection Agency building) in Golden, CO from J&N Real Estate, owned by the CEO, a related party with a term expiring on December 31, 2030. The lease consists of all laboratory space including testing facilities, water treatment, extraction and production. The lease of the property is based on the fair market rent and triple net lease (NNN) values competitive in the marketplace for a cGMP facility. The Company also subleases some of its laboratory space to other CBD companies. This income is presented under the Other Income line items of the income statement. The leases vary from short-term monthly leases to 3-year leases but are all month to month.

	December 31, 2021	December 31, 2020
Right-of-use assets	$3,595,100	$3,937,706

Present value of operating lease liabilities	$3,692,392	$4,022,870
Less: Long-term portion of operating lease liability	(3,347,335)	(3,692,392)
Short-term portion of operating lease liability	345,057	330,478
Unpaid balances	1,279,033	832,391
Total short-term lease liability obligations	$1,624,090	$1,162,869
Weighted-average remaining lease term (Ends December 31, 2030)	9 years	10 years

Weighted-average discount rate		3.0%

During years ended December 31, 2021 and 2020, we recognized approximately $458,772 and $458,772, respectively in operating lease costs. Operating lease costs are included in operating expenses in our consolidated statement of operations.

Approximate future minimum lease payments for our right of use assets over the remaining lease periods as of December 31, 2021, are as follows:

Maturity of operating lease liabilities for the following years ended:

2022	$451,110
2023	$455,622
2024	$460,178
2025	$464,780
2026	$469,427
Thereafter	$1,925,123
Total undiscounted operating lease payments	$4,226,240
Less: Imputed interest	$(533,848)
Present value of operating lease liabilities	$3,692,392

NOTE 6 – NOTES PAYABLE

Convertible Note Payable

On November 18, 2021, the Company entered into a Securities Purchase Agreement (“SPA”) with Lincoln Park Capital Fund, LLC (the “Purchaser”) pursuant to which the Company agreed to sell a 10% original issue discount senior convertible promissory note in the principal amount of $1,100,000 (the “Convertible Note”) and five-year warrants to purchase 785,715 shares of the Company’s common stock, par value $0.0001 per share at an exercise price of $1.40 per share (the “Warrants”) pursuant to the terms and conditions of the SPA for a total purchase price of $1,000,000.

The Note will be due November 18, 2022, which is one year from the issuance date. The Note initially does not bear any interest, however upon and during any event of default by the Company, the Note will accrue interest at a rate of 18% per annum. Events of default include the failure to file all required reports and other documents with the SEC pursuant to Exchange Act by January 2022, suspension of trading or quotation of the Company’s common stock on the OTCQB or a national securities exchange, and failure to reserve a sufficient number of shares for the conversion or exercise of all securities sold under the SPA. Further, upon an event of default, the holder will have the right to cause the Company to redeem the outstanding principal and accrued interest on the Note at a 125% premium.

The principal and accrued interest on the Note is convertible into common stock at a conversion price of $1.40 per share, subject to certain adjustments summarized as follows: (i) if an event of default has occurred prior to the maturity date, a reduction to 80% of the conversion price then in effect, (iii) anti-dilution adjustment upon certain issuances of common stock or derivative securities at a price per share that is lower than the conversion price, (iii) customary adjustments for stock splits, stock dividends and similar corporate events, and (iv) adjustment upon a public offering by the Company meeting certain delineated criteria, as summarized below.

Under the terms of the Note, upon a public offering by the Company of common stock, either alone or in units or with other securities pursuant to an effective registration statement resulting in gross proceeds to the Company of at least $10,000,000, and in connection with which the common stock is approved for listing listed on a national securities exchange (a “Qualified Offering”), the conversion price will be reduced to 90% of the offering price per share in the Qualified Offering, if that price is lower than the conversion price then in effect. Additionally, immediately prior to a Qualified Offering, the Company may redeem all or part of the outstanding principal and accrued interest on the Note at a 115% premium.

The Note also contains customary negative covenants prohibiting the Company from certain actions while the Note remains outstanding.

The Warrants will be exercisable for a five-year term beginning on May 18, 2022, at an exercise price of $1.40 per share, subject to certain adjustments which are substantially similar to those contained in the Note, including the Qualified Offering adjustment.

Each of the Note and the Warrants contain a 4.99% beneficial ownership limitation pursuant to which neither may be converted or exercised, as applicable, if and to the extent that following such conversion or exercise the holder would beneficially own more than 4.99% of the Company’s outstanding common stock, subject to increase to 9.99% upon 61 days’ prior written notice by the holder.

The SPA provides that the Purchaser may purchase an additional note and additional warrants on substantially the same terms as the Note and the Warrants on any business day prior to the 91st business day immediately following the closing of the SPA.

Pursuant to the SPA, the Company entered into a Registration Rights Agreement dated November 18, 2021, by and between the Company and the Purchaser, in which the Company has agreed to file a Registration Statement on Form S-1 with the SEC following request by the Purchaser at any time following the 180-day period after the initial closing.

The Company calculated the fair value of the Warrants using the Black Scholes method as $877,261 and recorded their fair value along with the $100,000 original issue discount and relates issuance costs of $20,249 as a debt discount which will be amortized using the straight-line method over the one year note period. Amortization of the debt discount for the year ended December 31, 2021 amounted to $117,515. The loan balance, net of discount was $220,005 as of December 31, 2021.

Paycheck Protection Program Funding U.S. Small Business Administration Loan

On May 28, 2020, the Company received a secured, 30-year, Economic Injury Disaster Loan in the amount of $99,100 from the U.S. Small Business Administration. The loan carries interest at a rate of 3.75% per year, requires monthly payments of principal and interest, and matures in 30 years. Installment payments, including principal and interest, of $483 monthly, will begin 12 months from the date of the promissory Note. The SBA loan is secured by a security interest in the Company’s tangible and intangible assets. The loan proceeds are to be used as working capital to alleviate economic injury caused by the Covid-19 disaster occurring in the month of January 31, 2020 and continuing thereafter. As of December 31, 2021 the current principal balance of this note amounted to $99,100 and accrued interest was approximately $2,047 total for the current and non-current total.

In April 2021, the Exactus Company borrowed a “second draw” loan of $236,410 under the PPP, as expanded pursuant to subsequent legislation. The loan was officially forgiven by the Small Business Administration (SBA) and lending bank, West Town Bank & Trust, on September 23, 2021.

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

The aforementioned forgiveness of the various PPP loans was recorded in the Company’s consolidated statement of operations as gain on extinguishment of debt

Employer Retention Credit

Panacea received an employer retention credit from the federal government of $190,388. On December 2, 2021, Panacea received an additional employer retention credit from the federal government of $206,341.

Note payable-current, related party

As part of the agreement in the share agreement transaction, certain loan balances (“Quintel Loans”) from Quintel-MC Incorporated, an affiliate of the Company’s CEO, (“Quintel”) and historical interest owed of $1,932,358 were combined into a new promissory note with the principal amount of $4.062 million (“Quintel Note”). In May, 2021, prior to the exchange agreement, Panacea also transferred $4.7 million in PPE inventory to Quintel to facilitate a transaction. The net effect of this transaction was a credit to revenue, debit to finished goods inventory and a credit to the Quintel Loans. The Quintel Note bears annual interest at 12% and was secured by a pledge of certain XXII common stock owned by Panacea (See Note 2 Going concern).

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

On June 30, 2021 the $7 million of convertible debt (“XXII Debt”)was retired in exchange for a portion of the Needle Rock Farm ($2.2 million), $500,000 was converted to common stock and J&N Real Estate Company assumed a $4.3 million loan.

During October 2019, the Company issued a short-term promissory note to an officer of Exactus, for an aggregate principal amount of $55,556. The note originally became due and payable between October 18, 2019 and December 16, 2019 and bore interest at a rate of twelve 12% per annum prior to the maturity date, and 18% per annum if unpaid following the maturity date. The current interest rate is 18%. The note is an unsecured obligation of the Company. The notes carry a 10% original issue discount of $5,556 which has been amortized and recorded in interest expense on the accompanying consolidated statements of operations. As of December 31, 2021, the principal balance under this note was paid off.

During February 2021, the Company entered into a short-term promissory note for principal amount of $20,000 with a stockholder of the Company. The note is payable on demand and bears interest at a rate of 8% per annum. The note is unsecured obligation of the Company. As of December 31, 2021, the principal balance of $20,000 and accrued interest was $533 was fully paid off.

	December 31, 2021	December 31, 2020
Quintel Note	$4,062,713	$7,911,044
CEO Note	2,379,153	150,000
XXII Debt	-	7,000,000
Total related party notes	$6,441,866	$15,061,044

On January 1, 2019 Panacea received a loan from Quintel-MC Incorporated for up to $8,058,580, an affiliate of the Company’s CEO, in exchange for a 12% demand promissory note for (the “Quintel Note”). The loan amount as of was $7,911,044 as of December 31, 2020.

On December 3, 2019, we entered into securities purchase agreement with an investor pursuant to which we sold a convertible note bearing interest at 10% per year in the principal amount of $7,000,000 due on December 3, 2024. The principal and interest payments on the note shall be secured by a line on all the assets of the Company. Subject to certain ownership limitations, the note will be convertible at the option of the holder at any time into shares of Series B Preferred Stock common stock at conversion price equal to $1.875 per share (the “Convertible Note”). The balance of the convertible note issued to XXII was $7,000,000 as of December 31, 2020.

Other long-term liabilities, related party

The Company has recorded a related party liability (“Fixed Asset Loan”) in the amounts of $2,749,638 and $2,185,269, as of December 31, 2021 and 2020, respectively, relating to building leasehold improvements and SAP software and support fees which were paid by an affiliate company of the CEO. The balance bears interest of 6%, and the maturity date has not yet been determined.

In 2020, the Company recorded an additional related party liability in the amount of $513,390 in respect of certain building improvements ,due to J&N Real Estate Company (a company owned by the CEO) (“J&N Building Loan”). The balance bears no interest, and the maturity date has not yet been determined.

Notes payable is summarized as follows.

	December 31, 2021	December 31, 2020
Other long-term liabilities, related party
Fixed Asset Loan	$2,749,638	$2,185,269
J&N Building Loan	513,390	513,390
Total	$3,263,028	$2,698,659

NOTE 7 - STOCKHOLDERS’ EQUITY

Common stock

The Company’s authorized common stock consists of 650,000,000 shares with a par value of $0.0001 per share.

During the year ended December 31, 2021, 100 shares of Series A Preferred Shares were converted into 71,429 shares of common stock.

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

Stock Options

A summary of the stock option activity is presented below:

	Options Outstanding as of December 31, 2021
	Number of Shares Subject to Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at December 31, 2020	-	-	-	-
Options assumed in merger	196,486	$3.51	3.70	2,500
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options canceled / expired	-	-	-	-
Balance at December 31, 2021	196,486	$3.51	3.70	$2,500

Vested and exercisable at December 31, 2021	196,486	$3.51	3.70	$2,500

Stock Warrants

As a result of the Merger closing (see Note 10), as of December 31, 2021, the Company had outstanding warrants to purchase an aggregate of 56,377 (post-split) shares of common stock (1,578,549 shares pre-split). The warrants were previously issued by Exactus, Inc. and assumed in the Merger. The Company’s outstanding warrants as of December 31, 2021 are summarized as follows, and all were exercisable at that date.

Name	Number of Shares	Average Exercise Price
Balance at December 31, 2020	-	-
Assumed in Merger	56,337	$13.64
Issued with convertible debt	785,715	1.40
Total as of December 31, 2021	56,337	$2.22

As of December 31, 2021, the outstanding warrants have no intrinsic value.

Restricted Stock

A summary of the restricted stock activity is presented below:

Restricted Stock Common Stock
Balance at December 31, 2020	-
Assumed in merger	107,993
Balance at December 31, 2021	107,993

As of December 31, 2021, there were no unamortized or unvested stock-based compensation costs related to restricted share arrangements. These shares are included in the total of outstanding share as of December 31, 2021.

Preferred Stock

The Company’s authorized preferred stock consists of 50,000,000 shares with a par value of $0.0001.

In connection with our acquisition of Panacea on December 31, 2021, we issued convertible preferred stock to our new principal shareholder and Chief Executive Officer (and her affiliates) as follows:

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

The Company authorized the issuance of a total of 1,000 shares of Series A Preferred for issuance. Each share of Series A Preferred is convertible at the option of the holder, into that number of shares of our common stock (subject to certain limitations on beneficial ownership) determined by dividing the Stated Value by $0.05 per share (the “Conversion Price”), subject to adjustment in the event of stock dividends, stock splits, stock combinations, reclassifications or similar transactions that proportionately decrease or increase the common stock. During the quarter ended December 31, 2021, the investor converted 50 shares of Series A Preferred stock into 35,714 shares of common stock

The Company is prohibited from effecting the conversion of the Series A Preferred to the extent that, as a result of such conversion, the holder beneficially owns more than 4.99% (which may be increased to 9.99% upon 61 days’ written notice to the Company), in the aggregate, of the issued and outstanding shares of the common stock calculated immediately after giving effect to the issuance of shares of common stock upon the conversion of the Series A Preferred. Holders of the Series A Preferred are entitled to vote on all matters submitted to the Company’s stockholders and are entitled to the number of votes equal to the number of shares of common stock into which the shares of Series A Preferred stock are convertible, subject to applicable beneficial ownership limitations. The Series A Preferred stock provides a liquidation preference equal to the Stated Value, plus any accrued and unpaid dividends, fees or liquidated damages.

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

During the quarter ended December 31, 2021 the Company withdrew its prior Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock and issued shares of newly designated Series C, Series C-1 and Series D to former Panacea stockholders pursuant to the Exchange Agreement.

Common Stock for services

In October, 2021 the Company entered into a consulting agreement for investor relations services. The consultant shall receive compensation of 50,000 shares of the Company’s Common Stock and shall vest over one year with 4,174 common stock to vest on the date of this agreement and 4,166 common shares on the first day of each month thereafter.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Legal Matters

In the ordinary course of business, the Company enters into agreements with third parties that include indemnification provisions which, in its judgment, are normal and customary for companies in the Company’s industry sector. These agreements are typically with business partners, and suppliers. Pursuant to these agreements, the Company generally agrees to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to the Company’s products, use of such products, or other actions taken or omitted by us. The maximum potential number of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, the Company has no liabilities recorded for these provisions as of December 31, 2021.

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

On October 7, 2019, CMI Mechanical (“CMI”) agreed to procure, deliver, and install a dehumidification system (the “System”) at the Company’s facility located at 16194 W. 45th Drive, Golden, Colorado 80403 (the “Property”). The Company believes the System has failed to meet the requirements of the subject contract, and CMI has not remedied that failure for the Company. The Company withheld certain payments as permitted under the contract. On December 10, 2020, CMI recorded a lien against the Property in the amount of $108,001.48. On January 27, 2021, the Panacea’s attorney notified CMI that its lien was invalid, overstated, and violated the terms of the contract. The letter also demanded that CMI remove the system at CMI’s own cost. The lien was since dropped. CMI and Panacea have settled this complaint as of February, 2022.

Concentrations

The Company has no concentration of vendors that would impact production costs in the longer term.

On the revenue side, in the 3rd Quarter of 2021 we signed a large contract with a convenience store chain. The revenues from the first shipment of CBD products are 16% of the 2021 revenue. We also have a tolling contract and this contract is 18.8% of revenue in 2021. In 2020, there was one customer that accounted for 29% of our revenue.

In 2020, there were concentrations of purchases from two vendors: BSH (approximately 37%) and SAT Co (approximately 26%). Both of these vendors are PPE vendors; thus, they will not be future vendors for Panacea. The first purchase was for hand sanitizers and the second vendor sold Panacea KN95 and 3-ply masks.

The other concentration is in the accounts receivable category, where three customer accounts for 62% of the accounts receivable in 2021. One of the three customer contracts is unique in that we produced all of the products for them to sell, and they pay Panacea as the items are sold in the ecommerce marketplace. Thus, until their inventory is depleted, we will have accounts receivable. This customer receivable is 31% of the 62%. In 2020, this same customer was 63% of our total receivables.

The Company has no other contingencies, material commitments, or purchase obligations or sales obligations.

Executive Employment Agreement

On December 31, 2021 the Company entered into an updated Employment Agreement with Leslie Buttorff pursuant to which Ms. Buttorff serves as the Company’s Chief Executive Officer for an initial term of July 1, 2021 to December 31, 2024 (the “Employment Agreement). Under her Employment Agreement, Ms. Buttorff receives an annual base salary of $380,000. Ms. Buttorff is also entitled to receive (i) a sales commission of 2% of revenue from sales generated by Ms. Buttorff after revenue exceeds $500,000 for three consecutive months, (ii) an award of $2.2 million of shares of common stock upon approval of the Company’s common stock for listing on The Nasdaq Capital Market prior to expiration of the term of the Employment Agreement, and (iii) an annual cash performance bonus of up to 100% of her base salary based on the achievement of performance metrics for the applicable fiscal year to be set by the Board of Directors. To date, Ms. Buttorff has not taken a salary, payments have accrued commencing in January, 2021, and the amount due is included in accounts payable.

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

NOTE 9 - RELATED PARTY TRANSACTIONS

Notes Payable and Accrued Interest – Related Parties

On December 31, 2021 Panacea received a loan of $4,062,713 from Quintel-MC Incorporated, an affiliate of the Company’s CEO in exchange for the Quintel Note. (See Note 6 – Notes Payable — Quintel Note).

On December 31, 2021, Panacea issued the Company’s CEO, Ms. Buttorff, a 10% promissory note in the amount of $1,624,000 secured by a pledge of certain XXII common stock owned by Panacea (see Note 6 – Notes Payable — Buttorff Note and Note 2 Going concern).

On July 1, 2021, the Company issued Ms. Buttorff a $1 million line of credit note (see Note 5 – Notes Payable — Buttorff Note). To date $693,468 of the line of credit has been consumed.

During October 2019, the Company issued a short-term promissory notes to an officer of Exactus, for an aggregate principal amount of $55,556. This note was carried forward from Exactus from the merger and he is a related party. This note was paid off in December, 2021.

J&N Real Estate related party owned by Ms. Buttorff—See Note 10 Exchange Agreement and Note 5 Operating lease.

Services Agreement dated January 1, 2019, by and between the Company and Quintel, with respect to IT, HR, accounting/periodic reporting, production planning, and employee reporting services. Master Agreement dated January 1, 2019, by and between the Company and Quintel/Canna Software, LLC for the provision of the ERPCannabis solution. As of December 31, 2021 the outstanding obligation under these two service contracts is $2,529,248. In 2021, $229,497 of the costs were capitalized and $91,482 of the costs were expensed. See Note 6.

The interest expense recorded for related party loans are shown below.

	December 31, 2021	December 31, 2020
Accrued Interest
Related party loan-Quintel	$249,939	$1,347,356
Related party loan-CEO loan	86,060	1,500
Related party loan-XXII	-	-
Related party loan – Line of credit	29,435	-

	Year ended December 31, 2021	Year ended December 31, 2020
Interest Expense
Related party loan-Quintel	$772,463	$913,063
Related party loan-CEO loan	146,245	1,500
Related party loan-XXII	-	583,333
Related party loan – Line of Credit	29,235	-

Other

The Company continues to hold 1,227,017 shares of XXII stock which is available for trading. XXII recently moved from the NYSE to NASDAQ. As of December 31, 2021 XXII is a common shareholder of the Company. See Note 10 for additional details related to XXII resolution.

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

Shares Issuances

Pursuant to the Exchange Agreement, on June 30, 2021 the Company issued a total of 16,915,705 shares of common stock, 1,000,000 shares of Series C convertible into 2,289,220 shares of common stock, 10,000 shares of Series C-1 convertible into 1,064,907 shares of common stock and 10,000 shares of Series D convertible into 1,628,125 shares of common stock to the former Panacea stockholders, in exchange for one-hundred (100%) percent of the shares of capital stock of Panacea. On a fully diluted basis, Ms. Buttorff beneficially owns approximately 62% of outstanding Common Stock consisting of the Common Stock issuable upon conversion preferred shares and shares of Common Stock. The Company changed its name to Panacea Life Sciences Holdings, Inc., in October, 2021.

On June 29, 2021 the Company filed with the Secretary of State of the State of Nevada three new series of preferred stock (“Preferred Stock”) designated as Series C Convertible Preferred Stock, Series C-1 Preferred Stock and Series D Preferred Stock and authorized the filing of a Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock, Series C-1 Convertible Preferred Stock and Series D Convertible Preferred Stock in the State of Nevada. The Board designated for issuance 1,000,000, 10,000 and 10,000 shares, respectively, for issuance. Each share of Preferred Stock is convertible into shares of the Company’s Common Stock as provided in the Certificate of Designation, therefore. These are reflected in the Equity sections of the balance sheet for December 31, 2021.

Also, on December 31, 2021, Panacea and XXII agreed to dissolve their business relationship. In terms of the agreement the following transactions occurred in consideration for the XXII investment in Panacea of $14 million. The below four items explain how the $14 million was accounted for.

1.	Series B Preferred ($7,000,000) converted to Exactus common stock

2.	$500,000 of the $7,000,000 convertible debt converted to Exactus common stock.

3.	Panacea sold to XXII the real property and improvements located in Delta County, Colorado, and comprised of approximately 234.394 acres of land. Panacea has the right to acquire 10 acres of the land for its own use. The agreed upon amount was $2,200,000 for an allocated value as follows: (i) $1,770,000 for the real property and improvements which constitute a part of the Farm Parcel; and (ii) $430,000 for the equipment, machinery and other personal property owned by Panacea. As a part of the agreement XXII will deliver to Panacea $500,000 of hemp from the 2021 grow season. This is recorded as a receivable. As a part of this transaction XXII also returned 1,013,333 shares of Panacea stock which were converted to 719,404 Exactus shares in the Exchange Agreement. There was no gain or loss on this part of the transaction.

4.	J&N Real Estate Company LLC (J&N), owned by Leslie Buttorff, assumed a $4.3 million note payable to XXII. In consideration of J&N’s issuance of a $4.3 million mortgage note to XXII on real property owned by J&N, Panacea issued J&N 10,000 shares of newly designated Series D.

On December 31, 2021, the Board authorized the Company to file a certificate of amendment (the “Amendment”) to its Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada in order to effectuate a reverse stock split of the Company’s issued and outstanding common stock, par value $0.0001 per share on a one (1) for twenty-eight (28) basis (the “Reverse Stock Split”). The Reverse Stock Split was effective October 25, 2021.

As disclosed in Note 1 and 2 the Company has accounted for this share exchange as a reverse merger and recapitalization.

NOTE 11 – INCOME TAXES

The Company has incurred aggregate net operating losses of approximately $21.1 million for income tax purposes as of December 31, 2020. The net operating losses carry forward for United States income taxes, which may be available to reduce future years’ taxable income. Management believes that the realization of the benefits from these losses appears not more than likely due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. Management will review this valuation allowance periodically and adjust as necessary.

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the year ended December 31, 2020. The company has yet to file income taxes for the year ended December 31, 2021.

December 31, 2020
U.S. federal statutory rate	21.0%
Increase (decrease) in taxes resulting from:
Increase in valuation allowance	(21.9)%
ROU Assets/Liabilities	(2.7)%
State taxes	3.6%
Income tax (expense) benefit	-%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2020 are summarized as follows:

December 31, 2020
Deferred tax assets (liabilities)
Net Operating Loss Carryforwards	$3,848,037
Marketable securities	(382,185)
ROU Assets/Liabilities	(207,389)
Depreciation and amortization	(618,501)
Total deferred tax assets (liabilities)	2,639,962

Valuation Allowance	(2,639,962)
Net deferred tax assets (liabilities)	$-

The Company provided a valuation allowance equal to the deferred income tax asset for the year ended December 31, 2020 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. The increase in the allowance was $4.137 million in fiscal 2020. Additionally, the future utilization of the net operating loss carryforward to offset future taxable income may be subject to an annual limitation, based upon IRC Section 382/383 Ownership change rules that may have or could occur in the future. The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2017, 2018, 2019 and 2020 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

NOTE 13 – SUBSEQUENT EVENTS

On October 7, 2019, CMI Mechanical (“CMI”) agreed to procure, deliver, and install a dehumidification system (the “System”) at the Company’s facility located at 16194 W. 45th Drive, Golden, Colorado 80403 (the “Property”). The Company believes the System has failed to meet the requirements of the subject contract, and CMI has not remedied that failure for the Company. The Company withheld certain payments as permitted under the contract. On December 10, 2020, CMI recorded a lien against the Property in the amount of $108,001.48. On January 27, 2021, the Panacea’s attorney notified CMI that its lien was invalid, overstated, and violated the terms of the contract. The letter also demanded that CMI remove the system at CMI’s own cost. The lien was since dropped. CMI and Panacea settled this dispute in February, 2022.

On March 3, 2022, the Company entered into an Exchange Agreement (the “Agreement”) with an institutional investor (the “Investor”) pursuant to which the Company agreed to issue a 10% original issue discount senior convertible promissory note in the principal amount of $385,000 (the “Note”) and five-year warrants to purchase 275,000 shares of the Company’s common stock, par value $0.0001 per share at an exercise price of $1.40 per share (the “Warrants”) in exchange for 350 shares of the Company’s 0% Series A Convertible Preferred Stock (“Series A”). The Agreement was entered into after the Investor exercised the most favored nation rights contained in Section 7(b) of the Company’s Certificate of Designation of Preferences, Rights and Limitations of the Series A in connection with the consummation of a private placement with an institutional investor (the “Purchaser”) on November 18, 2021.

The Note will be due March 3, 2023, which is one year from the issuance date. The Note initially does not bear any interest, however upon and during any event of default by the Company, the Note will accrue interest at a rate of 18% per annum. Events of default include suspension of trading or quotation of the Company’s common stock on the OTCQB or a national securities exchange, and failure to reserve a sufficient number of shares for the conversion or exercise of all securities issued pursuant to the Agreement. Further, upon an event of default, the holder will have the right to cause the Company to redeem the outstanding principal and accrued interest on the Note at a 125% premium.

The principal and accrued interest on the Note is convertible into common stock at a conversion price of $1.40 per share, subject to certain adjustments summarized as follows: (i) if an event of default has occurred prior to the maturity date, a reduction to 80% of the conversion price then in effect, (iii) anti-dilution adjustment upon certain issuances of common stock or derivative securities at a price per share that is lower than the conversion price, (iii) customary adjustments for stock splits, stock dividends and similar corporate events, and (iv) adjustment upon a public offering by the Company meeting certain delineated criteria, as summarized below.

Under the terms of the Note, upon a Qualified Offering, as defined in the Note, the conversion price will be reduced to 90% of the offering price per share in the Qualified Offering, if that price is lower than the conversion price then in effect. Additionally, immediately prior to a Qualified Offering, the Company may redeem all or part of the outstanding principal and accrued interest on the Note at a 115% premium.

The Note also contains customary negative covenants prohibiting the Company from certain actions while the Note remains outstanding. The Warrants will be exercisable for a five-year term beginning on May 18, 2022, at an exercise price of $1.40 per share, subject to certain adjustments which are substantially similar to those contained in the Note, including the Qualified Offering adjustment.

Each of the Note and the Warrants contain a 4.99% beneficial ownership limitation pursuant to which neither may be converted or exercised, as applicable, if and to the extent that following such conversion or exercise the holder would beneficially own more than 4.99% of the Company’s outstanding common stock, subject to increase to 9.99% upon 61 days’ prior written notice by the holder.

Pursuant to the Agreement, the Company entered into a Registration Rights Agreement dated March 3, 2022, by and between the Company and the Investor, in which the Company has agreed to file a Registration Statement on Form S-1 with the Securities Exchange Commission following request by the Purchaser in the November 2021 private placement and include the registrable securities of the Investor. The Investor has agreed that their rights and remedies pursuant to the Registration Rights Agreement are subordinate to the rights and remedies of the Purchaser pursuant to its registration rights agreement.

The Company obtained the consent of the Purchaser in connection with the foregoing.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

As previously disclosed on the Company’s Current Report on Form 8-K filed on December 29, 2021, on December 28, 2021, the Company’s Board of Directors approved the change of the Company’s independent registered public accounting firm from RBSM LLP to BF Borgers CPA PC for the 2021 audit and for the Company’s periodic reports on Forms 10-K and 10-Q for future filings.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer (principal executive officer), who is presently also serving as our principal financial officer, has conducted an evaluation of the design and effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this Report. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. In designing and evaluating the disclosure controls and procedures, management recognizes that because of inherent limitations, any controls and procedures, no matter how well designed and operated, may not prevent or detect misstatements and can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our Chief Executive Officer has concluded that our disclosure controls and procedures were not effective to ensure that the information relating to us is required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management to allow timely decisions regarding required disclosure as a result of the following material weaknesses in our internal control over financial reporting:

●	The Company does not have sufficient segregation of duties within accounting functions due to only having two officers and limited resources.
●	The Company does not have an audit committee; and
●	The Company does not have written documentation of our internal control policies and procedures.

We plan to rectify these weaknesses by establishing written policies and procedures for our internal control of financial reporting and hiring additional accounting personnel at such time as we raise sufficient capital to do so.

Changes in Internal Controls over Financial Reporting

There have been no changes in the internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

The information required by Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accounting Fees and Services) is incorporated by reference to the Company’s definitive proxy statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2021.

Item 10. Directors, Executive Officers and Corporate Governance

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13. Certain Relationships and Related Transactions, and Director Independence

Item 14. Principal Accounting Fees and Services

28

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a) Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
3.1	Amended Articles of Incorporation	8-K	7/7/21	3.1
3.1(a)	Certificate of Amendment to its Amended and Restated Articles of Incorporation – name change and reverse stock split	8-K	10/29/21	3.1
3.2	Amended and Restated Bylaws				Filed
3.3	Certificate of Designation for Series A Preferred Stock	8-K	2/18/21	4.1
3.4	Certificate of Designation for Series B-1 Preferred Stock	8-K	3/4/16	3.1
3.5	Certificate of Designation for Series B-2 Preferred Stock	8-K/A	2/17/16	3.2
3.6	Certificate of Designation for Series C Preferred Stock	10-Q	8/23/21	3.7
3.7	Certificate of Designation for Series C-1 Preferred Stock	10-Q	8/23/21	3.8
3.8	Certificate of Designation for Series C-2 Preferred Stock	8-K	10/29/21	3.2
3.9	Certificate of Designation for Series D Preferred Stock	10-Q	8/23/21	3.9
4.1	Description of securities registered under Section 12 of the Exchange Act of 1934				Filed
10.1	Agreement (redacted) with Dr. Krassen Dimitrov, Digital Diagnostic, Inc. and KD Innovation, Ltd.+	8-K	1/27/21	10.2
10.2	Securities Purchase Agreement (redacted)+	8-K	2/18/21	10.1
10.3	Exchange Agreement	8-K	2/18/21	10.2
10.5	Settlement and Release Agreement with Creed2Med, LLC	10-K/A	4/23/21	10.6
10.6	Supply Agreement	10-K	4/15/21	10.3
10.7	Note and Loan Agreement	8-K	4/26/21	10.1
10.8	Form of Securities Exchange Agreement	8-K	7/7/21	10.1
10.9	Form of Indemnification Agreement*	8-K	7/7/21	10.2
10.10	Employment Agreement dated June 30, 2021 – Leslie Buttorff*	10-Q	8/23/21	10.2
10.11	Form of Promissory Note issued to Quintel-MC Incorporated (Panacea)	10-Q	8/23/21	10.5
10.12	Form of Promissory Note issued to Leslie Buttorff (Panacea)	10-Q	8/23/21	10.6
10.13	Form of Promissory Note issued to Leslie Buttorff (Exactus)	10-Q	8/23/21	10.7
10.14	Note Exchange Agreement+**	10-Q	8/23/21	10.8
10.15	Assignment of lease	10-Q	8/23/21	10.9
10.16	Form of Securities Purchase Agreement**	8-K	11/24/21	10.1
10.17	Form of Original Issue Discount Senior Convertible Promissory Note	8-K	11/24/21	10.2
10.18	Form of Warrant	8-K	11/24/21	10.3
10.19	Form of Registration Rights Agreement**	8-K	11/24/21	10.4
10.20	Amended and Restated 2021 Equity Incentive Plan*				Filed
16.1	Letter from RBSM LLP, dated December 28, 2021	8-K	12/29/21	16.1
23.1	Consent of BF Borgers CPA PC				Filed
31.1	Certification of Principal Executive Officer and Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished***
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Management contract or compensatory plan or arrangement.

** Exhibits and/or Schedules have been omitted. The Company hereby agrees to furnish to the Securities and Exchange Commission upon request any omitted information.

*** This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

+Portions of this exhibit have been omitted as permitted by the rules of the SEC. The information excluded is both (i) not material and (ii) the type that the Company customarily and actually treats as private or confidential. The Company undertakes to submit a marked copy of this exhibit for review by the SEC Staff, to the extent it has not been previously provided, and provide supplemental materials to the SEC Staff promptly upon request.

Copies of this Report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to Panacea Life Sciences Holdings, Inc., at the address on the cover page of this Report, Attention: Corporate Secretary.

Item 16. Form 10-K Summary

Not applicable.

29

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Panacea Life Sciences Holdings, Inc.

March 31, 2022	/s/ Leslie Buttorff
Leslie Buttorff
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Leslie Buttorff	Principal Executive Officer and Chairman	March 31, 2022
Leslie Buttorff

/s/ Nathan Berman	Principal Accounting Officer	March 31, 2022
Nathan Berman

/s/ Janice Nerger	Director	March 31, 2022
Janice Nerger

/s/ Lawrence J. Wert	Director	March 31, 2022
Lawrence J. Wert

30