Form 10-K/A
period 2021-12-31
PANACEA LIFE SCIENCES HOLDINGS, INC.
filed 2022-04-29
CIK 1552189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 001-38190

Panacea Life Sciences Holdings, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	27-1085858
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

5910 S University Blvd, C18-193, Greenwood Village, CO	80121
Address of Principal Executive Offices	Zip Code

(800) 985-0515

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

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

The number of outstanding shares of registrant’s common stock was 14,965,317, par value $0.0001 per share, as of April 18, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

This Amendment No. 1 on Form 10-K/A to Form 10-K for the fiscal year ended December 31, 2021 is being filed to provide the additional information required by Part III of Form 10-K. This Amendment No. 1 on Form 10-K/A does not change the previously reported financial statements or any of the other disclosures contained in Part I or Part II of the Form 10-K, filed on March 31, 2022.

Audit Firm ID	Auditor Name	Auditor Location
5041	BF Borgers CPA PC	Lakewood, CO

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K (the “2021 Form 10-K”) of Panacea Life Sciences Holdings, Inc. (the “Company”) for the year ended December 31, 2021 (“Fiscal 2021”), as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022. We are filing this Amendment to amend Part III of the 2021 Form 10-K to include the information required by, and not included in, Part III of the 2021 Form 10-K because we do not intend to file our definitive proxy statement within 120 days of the end of Fiscal 2021.

In addition, the Exhibit Index in Item 15 of Part IV of the 2021 Form 10-K is hereby amended and restated in its entirety and currently dated certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Amendment. Because no financial statements are contained within this Amendment, we are not filing currently dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the 2021 Form 10-K. The 2021 Form 10-K continues to speak as of the date of the 2021 Form 10-K, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the 2021 Form 10-K other than as expressly indicated in this Amendment.

1

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following information sets forth the names, ages, and positions of our current directors and executives as of April 18, 2022.

Name	Age	Present Positions
Leslie Buttorff	64	CEO and Chairman
Lawrence J. Wert	65	Director
Janice Nerger	61	Director
Nick Cavarra	57	Senior Vice President Marketing and Sales
Nathan Berman	34	Controller
James Baumgartner	57	Chief Science Officer and Quality Control
Jordan Buttorff	34	Chief Information Officer
Nick Buttorff	31	General Manager

Directors

Our Board is currently comprised of three members. The following biographical information discloses each director’s age, business experience and other directorships held during the past five years. It also includes the experiences, qualifications, attributes and skills that led to the conclusion that the individual should serve as our director.

Leslie Buttorff is our Chief Executive Officer and director since June 30, 2021. Ms. Buttorff has been the Chief Executive Officer of Panacea Life Sciences, Inc., a company which manufactures and develops pharma-grade hemp-related products since 2017. In addition, Ms. Buttorff has been the Chairman of the Board of Quintel-MC, Inc. a company that focuses on SAP ERP (Enterprise Resource Planning) implementations since 2002. Ms. Buttorff is also a member of the Boards of Active Youth Network (providing revenue and enabling information for sports teams, high schools and clubs) and JobZology (a CSU spinoff focused on matching people and jobs for employers). Ms. Buttorff was appointed to our Board as a result of her knowledge of the business, ownership and position with the Company.

Lawrence J. Wert was appointed to our Board on April 29, 2020. Mr. Wert has over 40 years in broadcasting. Mr. Wert served as the President of Broadcast Media for Tribune Media Company from 2013 through September of 2019. Mr. Wert previously served on the NAB TV Board of Directors, Fox Board and the CBS Board of Governors. In 2017, Mr. Wert was named “Broadcaster of the Year” by the Illinois Broadcaster’s Association. Currently, he serves on the Board of Directors for several charities, including the Children’s Brittle Bone Foundation, Catholic Charities, the Chicagoland Chamber of Commerce and the 100 Club. Mr. Wert is a member of the Governing Board of Gilda’s Club of Chicago, an advisor to the Chicago Chapter of Make-A-Wish Foundation and an honorary board member of RAINBOWS, an organization that helps children cope with loss. In 2018, Mr. Wert was inducted into the Chicago Catholic League Hall of Fame. Mr. Wert also sits on Board of Trustees for Fenwick High School in Oak Park, Ill. Mr. Wert was appointed to our Board as a result of his prior experience with Exactus, Inc.

Janice Nerger, age 60, was appointed to our Board on October 17, 2021. Dr. Nerger was previously a member of the Panacea Life Sciences Board from 2019. Dr. Janice L. Nerger was named Dean of the College of Natural Sciences at Colorado State University in 2010. Dr. Nerger is the sponsor of the Panacea Life Sciences Cannabinoid Laboratory at CSU. Dr. Nerger is internationally recognized for her research on human vision, in particular on the neurophysiological mechanisms underlying color perception. Her research has resulted in numerous publications, presentations, and recognition from the Rank Prize Foundation, the National Research Council, and the National Science Foundation. Dr. Nerger also instituted the first Professional Science Master’s degree in the State of Colorado and the first interdisciplinary undergraduate degree at Colorado State University. In 2016, Dr. Nerger was named a “Woman of Influence” and awarded the Dr. Joan King International Woman of Vision by the Colorado Organization of Women of Influence. Dr. Nerger also currently serves as the President of the Council of Colleges of Arts and Sciences. Dr. Nerger was appointed to our Board for her knowledge in the industry and sponsor of the CSU Cannabinoid Lab.

Executive Officers

The following provides certain biographical information with respect to each executive officer of the Company who is not a director.

See “Directors” above for Ms. Buttorff’s biographical information.

Nick Cavarra is our Senior Vice President Marketing and Sales since 2019. Mr. Cavarra brings over 25 years of management, leadership and sales experience at the local and national level in the broadcast/digital media, software and web/mobile development marketplace. His previous career positions include C-Level management experience with AYN and Zapotech Inc., and senior account management positions at KUSA-TV and KMGH-TV.

Nathan Berman is our Controller since June 30, 2021. Mr. Berman works as the controller for Panacea Life Sciences since December, 2019. Prior to Panacea, Mr. Berman worked for Media Audits International providing audit and management services on behalf of large broadcast corporations. Prior to this, Mr. Berman began his career in the banking industry while pursuing his CFA designation through the CFA Institute.

James “Jamie” W. Baumgartner is our Chief Science Officer and Quality Control since 2017. Mr. Baumgartner has recently lead two science-based businesses resulting in marked increases in revenue, productivity and profitability. Mr. Baumgartner adds over 20 years of drug discovery experience to PLS and reinforces the company’s commitment to its foundation in scientific research and development in the healthcare and biotech industries.

Jordan Buttorff is the Chief Information Officer at Panacea Life Sciences since March 2020. Mr. Buttorff has also obtained several professional certifications for SAP BASIS and Technical Management since 2005.

Nick Buttorff is our General Manager since March 2020. Mr. Buttorff in several capacities at Panacea Life Sciences, most notably in the Human Resources, Payroll, Regulatory Compliance, Business Administration, and Property Management functional areas. Since 2010, Mr. Buttorff works for Quintel-MC, Inc. as a SAP consultant. Mr. Buttorff is a certified SAP consultant and Human Resources Professional (SHRM-CP).

Employees and Contractual Arrangements

As of April 18, 2022, we employ management and support staff, chemists, extraction specialists, lab technicians order fulfillment and sales executives. We are building our culture around a performance-based system, and unlike other CBD companies we offer our employees personal time off (PTO) and health and dental benefits. We believe this is important in order to attract the best individuals for these roles. We also have an outsourcing agreement with Canna Software, LLC (ERPCannabis solution based on SAP) to provide back-office operations assistance in the financial, human resources, procurement and payroll and tax areas. We also have under contract ten sales territory managers that have many sales reps reporting in each sales territory. Overall, we currently has over 30 individuals working under our brand.

Family Relationships

There are no family relationships between or among the directors. There are family relationships between our CEO, her two sons, her brother Nick Cavarra and her niece Lauren Cavarra.

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

Audit Committee Financial Expert

Our Board has determined that Leslie Buttorff is qualified as an “audit committee financial expert”, as that term is defined under the rules of the SEC and in compliance with the Sarbanes-Oxley Act of 2002.

Code of Ethics

On January 9, 2019, our Board adopted a Code of Business Conduct and Ethics applicable to all of our directors, executive officers, and employees.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and changes in ownership of our common stock and other equity securities with the SEC. These individuals are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, and written representations from reporting persons, we believe that all filing requirements applicable to our officers, directors and 10% beneficial owners were complied with during 2020 Fiscal Year except the Form 4 for Nathan Berman granting stock options, a Form 4 for Alvaro Daniel Alberttis granting stock options and a Form 4 for Andrew Johnson granting stock options, which were not filed in a timely manner.

Item 11. Executive Compensation

The following information is related to the compensation paid, distributed or accrued by us for the fiscal years ended December 31, 2021 and 2020 to our Chief Executive Officer (principal executive officer) serving during the last fiscal year and the two other most highly compensated executive officers serving at the end of the last fiscal year whose compensation exceeded $100,000 (the “Named Executive Officers”). Share amounts and stock prices have been adjusted to give effect to the 1-for-28 reverse stock split consummated on October 25, 2021.

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($)(c)	Stock Awards ($)(e)	Total ($)(j)

Leslie Buttorff (1)	2021	380,000	0	380,000
Chief Executive Officer	2020	0	0	0

Alvaro Daniel Alberttis (2)	2021	0	0	0
Former Principal Executive Officer and Chief Operating Officer	2020	0	0	0

Lawrence Wert (3)	2021	0	0	0
Former Principal Executive Officer	2020	0	0	0

Emiliano Aloi (4)	2021	0	0	0
Former Interim Chief Executive Officer	2020	62,308	0	62,308

Andrew Johnson (5) Former Principal Accounting Officer and Chief Strategy Officer	2021 2020	0 75,962	0 122,500	0 198,462

(1)	Ms. Buttorff is our Chief Executive Officer and our Principal Financial Officer. Compensation is all deferred.
(2)	Mr. Alberttis resigned as our Chief Executive Officer and Chief Operating Officer on June 26, 2021. Mr. Alberttis was awarded 89,286 stock options in 2021 prior to the consummation of the share exchange. As a result of the reverse merger accounting in connection with the share exchange, the dollar value of the stock options issued to Mr. Alberttis can not be determined.
(3)	Mr. Wert was appointed as our Principal Executive Officer on June 28, 2021 and resigned upon the consummation of the share exchange. Does not include equity compensation for services rendered as a director.
(4)	Mr. Aloi resigned as our interim Chief Executive Officer on December 8, 2020.
(5)	Mr. Johnson was appointed as our Principal Accounting Officer on June 28, 2021 and Chief Strategy Officer on March 11, 2019, and resigned upon the consummation of the share exchange. Reflects the dollar value of a restricted stock award issue by Exactus in 2020.

Outstanding Awards at Fiscal Year End

Listed below is information with respect to unexercised options that have not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2021. Share amounts and stock prices have been adjusted to give effect to the 1-for-28 reverse stock split consummated on October 25, 2021:

Outstanding Equity Awards At Fiscal Year-End

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($)(e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)

Leslie Buttorff	-	-	-	-	-	-

Alvaro Daniel Alberttis(1)	89,286	-		0.70	1/22/2023	-

Lawrence Wert(2)	-	-

Andrew Johnson(1)	50,000	50,000		2.80	6/30/2026	50,000
	446		-	8.96	1/15/2029
	1,116		558	26.88	1/15/2029
	4,464		744	15.68	3/12/2029

(1)	Awarded prior to the consummation of the share exchange. One-half of the stock options vested upon the effective date of the 1-for-28 reverse stock split of the Company’s common stock, and the remainder vests on June 30, 2022, subject to continued service as a director or consultant of the Company. The exercise price of the stock options is $2.80 per share. As a result of the reverse merger accounting in connection with the share exchange, the dollar value of the stock options issued to Mr. Alberttis and Mr. Johnson prior to, and in connection with, the consummation of the share exchange cannot be determined.
(2)	Mr. Wert received stock options solely in his capacity as a director of the Company.

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

On December 31, 2021 we entered into an amended Employment Agreement with Leslie Buttorff (the “Employment Agreement) pursuant to which Ms. Buttorff serves as our Chief Executive Officer for an initial term of July 1, 2021 to December 31, 2024. Under the Employment Agreement, Ms. Buttorff receives an annual base salary of $380,000. Ms. Buttorff is also entitled to receive (i) a sales commission of 2% of revenue from sales generated by Ms. Buttorff after revenue exceeds $500,000 for three consecutive months, (ii) an award of $2.2 million of shares of common stock upon approval of our common stock for listing on The Nasdaq Capital Market prior to expiration of the term of the Employment Agreement, and (iii) an annual cash performance bonus of up to 100% of her base salary based on the achievement of performance metrics for the applicable fiscal year to be set by our Board. To date, Ms. Buttorff has not taken a salary and payments have accrued commencing in January, 2021.

Director Compensation

Compensation of Directors Table

The following table shows the compensation paid during the year ended December 31, 2021 to our non-employee directors.

Name		Stock Awards ($)	All Other Compensation ($)	Total ($)

Lawrence J. Wert	(a)	0	0	0
Board Member
John Price	(b)	0	0	0
Former Board Member
Julian Pittam	(c)	0	0	0
Former Board Member

(a) Mr. Wert was awarded 1,000,000 options prior to the consummation of the share exchange. One-half of the stock options vested upon the effective date of a 1-for-28 reverse stock split of the Company’s common stock, and the remainder vests on June 30, 2022, subject to continued service as a director or consultant of the Company. The exercise price of the stock options is $2.80 per share. Mr. Wert received 125,000 shares of restricted stock during 2021. As a result of reverse merger accounting in connection with the share exchange, the dollar value of stock awards and stock options awarded to Mr. Wert prior to, and in connection with the consummation of the share exchange cannot be determined.

(b) Mr. Price was awarded 150,000 stock options prior to the consummation of the share exchange. One-half of the stock options vested upon the effective date of the 1-for-28 reverse stock split of the Company’s common stock, and the remainder vests on June 30, 2022, subject to continued services as a director or consultant of the Company. The exercise price of the stock options is $2.80 per share. Mr. Price received 89,286 shares of restricted stock in 2021. Mr. Price resigned from the Board on June 26, 2021. As a result of reverse merger accounting in connection with the share exchange, the dollar value of stock awards and the stock options awarded to Mr. Price prior to, and in connection with the consummation of the share exchange cannot be determined.

(c) Mr. Piitam received 53,571 shares of restricted stock during 2021. Mr. Pittam resigned from the Board on June 30, 2021. As a result of reverse merger accounting in connection with the share exchange, the dollar value of stock awards awarded to Mr. Pittam prior to, and in connection with the consummation of the share exchange cannot be determined.

Equity Awards At Year End

None.

Option Exercises and Stock Vested

Our named executive officers did not exercise any stock option awards during the year ended December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of April 18, 2022, regarding the number of shares of our common stock beneficially owned by each director, each named executive officer and by all directors and executive officers as a group. Unless otherwise noted, each shareholder’s address is 5910 S. University Blvd, Suite C18-193, Greenwood Village, CO 80121, and each shareholder has sole voting power and investment power with respect to securities shown in the table below.

Title of class	Name of beneficial owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (1)
Named Executive Officers:

Common Stock	Leslie Buttorff (2)	4,666,503	31.2%

Common Stock	Nathan Berman (3)	26,624	*

Directors:

Common Stock	Janice Nerger (4)	70,994	*

Common Stock	Lawrence J. Wert (5)	807,868	2.1%

Common Stock	All directors and executive officers as a group (4 persons) (6)	5,043,564	33.7%

5% Stockholders:
Common Stock	Quintel-MC Incorporated (7)	4,047,054	27. 0%
Common Stock	22nd Century Group Inc. (8)	3,250,573	21.7%

(1)	Applicable percentages are based on 14,965,317 of common stock outstanding as of the April 18, 2022, excluding securities held by or for the account of the Company. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days after April 18, 2022 whether upon the exercise of options, warrants or conversion of notes. Unless otherwise indicated in the footnotes to this table, we believes that each of the stockholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them. This table does not include any unvested stock options except for those vesting within 60 days.
(2)	Ms. Buttorff is our Chief Executive Officer, Chief Financial Officer and director. Includes 4,047,054 shares of common stock held by Quintel-MC Incorporated. Ms. Buttorff is the President of Quintel-MC, Incorporated.
(3)	Mr. Berman is our Controller. Includes 8,875 vested options.
(4)	Ms. Nerger is a director.
(5)	Mr. Wert is a director. Includes 500,000 vested options.
(6)	Directors and Executive Officers as a group. This amount includes ownership by all directors and all current executive officers including those who are not Named Executive Officers under the SEC’s disclosure rules.
(7)	Ms. Buttorff is the President of Quintel-MC Incorporated. Address is 5910 South University Suite C18-193, Greenwood Village, CO 80121.
(8)	22nd Century Group Inc. Based on Schedule 13G filed on July 9, 2021. Address is 500 Seneca Street, Suite 507, Buffalo NY 14204.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Set forth below is the description of transactions since January 1, 2020, to which the Company has been a party, in which the amount involved exceeded $120,000, and in which any of our directors, executive officers, beneficial owners of 5% or more of our Common Stock and certain other related persons had a direct or indirect material interest, other than compensation arrangements described in this Information Statement under “Executive Compensation” or “Director Compensation.”

On January 22, 2021, the Company granted 392,857 two-year options exercisable at $0.70 per share to certain officers and directors, including 125,000 options to Larry Wert, a director, 53,571 options to Julian Pittam, then director, 89,286 options to Daniel Alberttis, then director and Chief Operating Officer, and 125,000 options to Andrew Johnson, then Chief Strategy Officer. Subsequently, at a meeting on March 31, 2021 several directors reviewed the January grants to three of the insiders and sought to negate these option awards in order to achieve two stated goals: to allow the directors to vote a sufficient number of shares required to approve a matter purportedly requiring additional votes to achieve a majority under Nevada law, and to correct a mistake in the January action which was claimed to have unintentionally awarded options instead shares of Common Stock. The directors present thereupon granted to three directors a total of 357,143 shares of Common Stock as follows: 89,286 shares to Alvaro Daniel Alberttis, 125,000 shares to Larry Wert, and 53,571shares to Julian Pittam, and to make a new award of 89,286 shares to then director John Price and directed the Company’s transfer agent to issue such shares.

On June 30, 2021, the Company entered into the Share Exchange with PLS, pursuant to which it issued shares of the Company’s Common Stock and Preferred Stock to former PLS shareholders, including Leslie Buttorff, our Chief Executive Officer and director and the other Majority Shareholders which are entities she controls. Following the Share Exchange, Ms. Buttorff, received 599,898 shares of Common Stock, Quintel received 11,368,482 shares of Common Stock, 1,000,000 shares of Series C and 10,000 shares of Series C-1, and J&N received 10,000 shares of Series D. The Series C, Series C-1 and Series D together convert into approximately 17.8% of the Company’s Common Stock outstanding as of September 20, 2021. The Series C has a liquidation preference of $6.046 per share, is convertible at the rate of 2.289 shares of Common Stock per share and through December 31, 2023 has the option to participate in the recovery by the Company of certain assets. In order to avail herself of the rights, the holder can cause the Company to use the cash generated by the assets and repurchase Series C at a price equal to the liquidation preference per share, subject to the Company maintaining an agreed upon level of net assets. The Series C-1 has a liquidation preference of $281.25 per share and is convertible at the rate of 106.491 shares of Common Stock for each share of Series C-1. The Series D has a liquidation preference of $430 per share and is convertible into Common Stock at the rate of 162.813 shares of Common Stock per share. The Series C, Series C-1 and Series D also vote on an as converted basis.

On June 30, 2021 PLS received a loan from Quintel-MC Incorporated, an affiliate of the Company’s CEO, in exchange for a 12% demand promissory note for $4,062,714 with a maturity date of December, 2023 (the “Quintel Note”). The Quintel Note was secured by a pledge of certain Common Stock owned by PLS. On June 30, 2021, PLS issued the Company’s CEO, Ms. Buttorff, a 10% promissory note in the amount of $1,624,000 with a maturity date of December 31, 2022 (the “Buttorff Note”). The Buttorff Note was also secured by a pledge of certain common stock owned by PLS.

On June 30, 2021, PLS entered into a Promissory Note Exchange Agreement with J&N, 22nd Century Group, Inc. who as a result of the Share Exchange became a 5% shareholder of the Company (“XXII”) and 22nd Century Holdings, LLC pursuant to which, among other things (i) PLS Series B Preferred Stock held by XXII converted to Exactus Common Stock, (ii) $500,000 of XXII convertible debt was converted to Exactus Common Stock, (iii) PLS sold to XXII the real property and improvements located in Delta County, Colorado, and comprised of approximately 234.394 acres of land, and PLS received a right to acquire 10 acres of the land for its own use, for the agreed upon amount of $2,200,000 allocated as follows: (A) $1,770,000 for the real property and improvements; and (B) $430,000 for the equipment, machinery and other personal property owned by PLS, and (iv) J&N assumed a $4,300,000 note payable to XXII and received the Series D in the Share Exchange.

The Company issued Ms. Buttorff an additional line of credit note of $1,000,000 on June 30, 2021 which bears interest at the rate of 10% per annum and matures in 2022. As of the date of this filing, more than $1.0 million has been borrowed by the Company.

On February 4, 2020, we entered into a Supply and Distribution Agreement with HTO Holdings Inc., d/b/a Hemptown, USA. On March 28, 2020, we amended the Supply and Distribution Agreement. Ceed2Med, LLC, our then largest shareholder, was also a significant investor in Hemptown USA and is party to a distribution agreement.

Our CEO is the owner of related parties Quintel-MC, Inc. and J&N Real Estate LLC. Quintel-MC, Inc. is a majority shareholder and supplier of services and notes payables. J&N holds a note of Panacea and is the leaseholder for the laboratory in Golden.

Director Independence

We are not a “listed issuer” within the meaning of Item 407 of Regulation S-K and there are no applicable listing standards for determining the independence of our directors. Applying the definition of independence set forth in Rule 4200(a)(15) of The Nasdaq Stock Market, Inc., we believe that Dr. Janice Nerger and Larry Wert, are independent directors.

Item 14. Principal Accountant Fees and Services

The following table presents the aggregate fees billed for each of the last two fiscal years by our independent registered public accounting firm, RBSM LLP, in connection with the audit of our consolidated financial statements and other professional services rendered.

Year Ended:	Audit Services	Audit Related Fees	Tax Fees	Other Fees
December 31, 2021	$165,000	23,678	n/a	n/a
December 31, 2020	$100,700	n/a	n/a	n/a

Audit fees represent the professional services rendered for the audit of our annual consolidated financial statements and the review of our consolidated financial statements included in quarterly reports, along with services normally provided by the accounting firm in connection with statutory and regulatory filings or other engagements. Audit-related fees represent professional services rendered for assurance and related services by the accounting firm that are reasonably related to the performance of the audit or review of our consolidated financial statements that are not reported under audit fees.

Pre–Approval Policy of Services Performed by Independent Registered Public Accounting Firm

The Board policy is to pre–approve all audit and non–audit related services, tax services and other services. The independent registered public accounting firm and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre–approval and the fees for the services performed to date.

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a) Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements. See Index to Consolidated Financial Statements, which appears on page F-1 hereof. The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed herewith in response to this Item.

Exhibits. See the Exhibit Index.

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
3.1	Amended Articles of Incorporation	8-K	7/7/21	3.1
3.1(a)	Certificate of Amendment to its Amended and Restated Articles of Incorporation – name change and reverse stock split	8-K	10/29/21	3.1
3.2	Amended and Restated Bylaws	10-K	3/31/22	3.2
3.3	Certificate of Designation for Series A Preferred Stock	8-K	2/18/21	4.1
3.4	Certificate of Designation for Series B-1 Preferred Stock	8-K	3/4/16	3.1
3.5	Certificate of Designation for Series B-2 Preferred Stock	8-K/A	2/17/16	3.2
3.6	Certificate of Designation for Series C Preferred Stock	10-Q	8/23/21	3.7
3.7	Certificate of Designation for Series C-1 Preferred Stock	10-Q	8/23/21	3.8
3.8	Certificate of Designation for Series C-2 Preferred Stock	8-K	10/29/21	3.2
3.9	Certificate of Designation for Series D Preferred Stock	10-Q	8/23/21	3.9
3.10	Certificate of Withdrawal for Series A				Filed

4.1	Description of securities registered under Section 12 of the Exchange Act of 1934	10-K	3/31/22	4.1
10.1	Agreement (redacted) with Dr. Krassen Dimitrov, Digital Diagnostic, Inc. and KD Innovation, Ltd.+	8-K	1/27/21	10.2
10.2	Securities Purchase Agreement (redacted)+	8-K	2/18/21	10.1
10.3	Exchange Agreement	8-K	2/18/21	10.2
10.5	Settlement and Release Agreement with Creed2Med, LLC	10-K/A	4/23/21	10.6
10.6	Supply Agreement	10-K	4/15/21	10.3
10.7	Note and Loan Agreement	8-K	4/26/21	10.1
10.8	Form of Securities Exchange Agreement	8-K	7/7/21	10.1
10.9	Form of Indemnification Agreement*	8-K	7/7/21	10.2
10.10	Employment Agreement dated June 30, 2021 – Leslie Buttorff*	10-Q	8/23/21	10.2
10.11	Form of Promissory Note issued to Quintel-MC Incorporated (Panacea)	10-Q	8/23/21	10.5
10.12	Form of Promissory Note issued to Leslie Buttorff (Panacea)	10-Q	8/23/21	10.6
10.13	Form of Promissory Note issued to Leslie Buttorff (Exactus)	10-Q	8/23/21	10.7
10.14	Note Exchange Agreement+**	10-Q	8/23/21	10.8
10.15	Assignment of lease	10-Q	8/23/21	10.9
10.16	Form of Securities Purchase Agreement**	8-K	11/24/21	10.1
10.17	Form of Original Issue Discount Senior Convertible Promissory Note	8-K	11/24/21	10.2
10.18	Form of Warrant	8-K	11/24/21	10.3
10.19	Form of Registration Rights Agreement**	8-K	11/24/21	10.4
10.20	Amended and Restated 2021 Equity Incentive Plan*	10-K	3/31/22	10.20
16.1	Letter from RBSM LLP, dated December 28, 2021	8-K	12/29/21	16.1
23.1	Consent of BF Borgers CPA PC				Filed^
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished***^
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed^
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed^
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed^
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed^
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed^
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

^ Previously filed with our 2021 Form 10-K, originally filed with the SEC on March 31, 2022, which is being amended hereby.

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

Panacea Life Sciences Holdings, Inc.

Date: April 29, 2022	By:	/s/ Leslie Buttorff
Leslie Buttorff
Chief Executive Officer
(Principal Executive Officer)

