Form 10-Q
period 2022-03-31
PANACEA LIFE SCIENCES HOLDINGS, INC.
filed 2022-05-13
CIK 1552189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,965,317 shares of common stock, par value $0.0001 per share, outstanding as May 2, 2022.

All share and per share numbers have been retroactively adjusted to give effect to a 1-for-28 reverse stock split effective October 25, 2021

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Panacea Life Sciences Holdings, Inc. and Subsidiary

Consolidated Balance Sheets

	March 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$55,997	$19,774
Accounts receivable, net	162,618	244,496
Other receivables, related party	500,000	500,000
Inventory	4,324,787	4,264,277
Marketable securities related party	2,846,679	3,791,483
Prepaid expenses and other current assets	233,613	278,328
TOTAL CURRENT ASSETS	8,123,694	9,098,358

Operating lease right-of-use asset, net, related party	3,507,887	3,595,100
Property and equipment, net	8,543,360	8,839,982
Intangible assets, net	46,051	61,401
Goodwill	2,188,810	2,188,810
TOTAL ASSETS	$22,409,802	$23,783,651

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,151,199	$1,685,825
Operating lease liability, current portion, related party	1,740,594	1,624,090
Note payable-current, related party	6,923,857	6,441,866
Convertible note payable, net	642,638	220,005
Paycheck protection loan, SBA Loan	99,100	99,100
TOTAL CURRENT LIABILITIES:	11,557,388	10,070,886

Operating lease liability, long-term portion, related party	3,258,312	3,347,335
Other long-term liabilities, related party	3,413,309	3,263,028
TOTAL LIABILITIES	18,229,009	16,681,249

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Series A Preferred Stock: $0.0001 Par Value, 1,000 shares designated; 0 and 350 shares issued and outstanding on March 31, 2022 and December 31, 2021 respectively.	-	-
Series B-1 Preferred: $0.0001 Par Value, 32,000,000 shares designated; 1,500,000 and 1,500,000 shares issued and outstanding on March 31, 2022 and December 31, 2021 respectively.	150	150
Series B-2 Preferred: $0.0001 Par Value, 6,000,000 shares designated; 6,000,000 and 6,000,000 shares issued and outstanding on March 31, 2022 and December 31, 2021 respectively.	600	600
Series C Preferred: $0.0001 Par Value, 1,000,000 shares designated; 1,000,000 and 1,000,000 shares issued and outstanding on March 31, 2022 and December 31, 2021 respectively.	100	100
Series C-1 Preferred: $0.0001 Par Value, 10,000 shares designated; 10,000 and 10,000 shares issued and outstanding on March 31, 2022 and December 31, 2021 respectively.	1	1
Series C-2 Preferred: $0.0001 Par Value, 10,000 shares designated; 10,000 and 10,000 shares issued and outstanding on March 31, 2022 and December 31, 2021 respectively.	1	1
Series D Preferred: $0.0001 Par Value, 10,000 shares designated; 10,000 and 10,000 shares issued and outstanding on March 31, 2022 and December 31, 2021 respectively.	1	1
Common Stock: $0.0001 Par Value, 650,000,000 shares authorized; 14,762,342 and 14,073,708 shares issued and outstanding on March 31, 2022 and December 31, 2021 respectively.	1,476	1,407
Additional paid in capital	23,725,724	23,865,155
Accumulated deficit	(19,547,259)	(16,765,013)
TOTAL STOCKHOLDERS’ EQUITY	4,180,794	7,102,402

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,409,802	$23,783,651

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Panacea Life Sciences Holdings, Inc. and Subsidiary

Consolidated Statements of Operations

	Three Months Ended March 31,
	2022	2021
REVENUE	$466,474	$512,138
COST OF SALES	366,091	329,837
GROSS PROFIT	100,383	182,301

OPERATING EXPENSES
Operating expenses	1,287,817	987,935
General and administrative expenses	460,550	286,042
TOTAL OPERATING EXPENSES	1,748,367	1,273,977

LOSS FROM OPERATIONS	(1,647,984)	(1,091,674)

OTHER INCOME (EXPENSES)
Interest expense	(501,295)	(322,563)
Unrealized gain (loss) on marketable securities, net	(944,804)	1,413,749
Employer retention credit	253,791	-
Rental Income	58,046	95,601
Gain on extinguishment of debt	-	275,539
TOTAL OTHER INCOME (EXPENSE)	(1,134,262)	1,462,326

INCOME (LOSS) BEFORE INCOME TAXES	(2,782,246)	370,650

TAXES	-	-

NET INCOME (LOSS)	$(2,782,246)	$370,650

Per-share data
Basic net income (loss) per share	$(0.19)	$0.02
Diluted net income (loss) per share	$(0.19)	$0.02
Weighted average number of common shares outstanding (Basic)	14,762,342	16,915,706
Weighted average number of common shares outstanding (Diluted)	14,762,342	21,897,959

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Panacea Life Sciences Holdings, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	8,530,350	$853	14,073,708	$1,407	$23,865,155	$(16,765,013)	$7,102,402

Issuance of shares in respect of the merger	-	-	679,694	68	(68)	-	-
Issuance of common stock for services	-	-	8,940	1	19,999	-	20,000
Conversion of Series A Preferred Stock to convertible debt and warrants	(350)	-	-	-	(159,362)	-	(159,362)
Net Income (Loss)	-	-	-	-	-	(2,782,246)	(2,782,246)
Balance as of March 31, 2022	8,530,000	$853	14,762,342	$1,476	$23,725,724	$(19,547,259)	$4,180,794

Balance as of December 31, 2020	1,020,000	$102	16,915,706	$1,692	$18,689,119	$(11,982,614)	$6,708,299
Net Income	-	-	-	-	-	370,650	370,650
Balance as of March 31, 2021	1,020,000	$102	16,915,706	$1,692	$18,689,119	$(11,611,964)	$7,078,949

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Panacea Life Sciences Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	For the months ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(2,782,246)	$370,650
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	408,690	427,522
Unrealized gain on marketable securities	944,804	(1,413,749)
Amortization of intangible assets	15,350	15,350
Amortization of debt discount and non-cash interest expense	263,271	-
Gain on forgiveness of payroll protection loan	-	(273,300)
Changes in operating assets and liabilities
Accounts receivable	81,878	(133,160)
Inventory	(60,510)	(326,497)
Prepaid expense and other assets	44,715	(13,321)
Accounts payable and accrued expenses	533,312	436,583
Operating lease liability, net	114,694	114,694
Net cash used in operating activities	(436,043)	(795,228)

Cash flows from investing activities
Net fixed asset acquisitions	(9,725)	(86,769)
Net Cash provided by (used in) investing activities	(9,725)	(86,769)

Cash flows from financing activities
Proceeds from payroll protection loan - related party	-	243,041
Payments of principal on notes payable	(230,201)	(115,000)
Proceeds from Note payable-related party	712,192	767,000
Cash provided by financing activities	481,991	895,041

Net increase (decrease) in Cash and Cash Equivalents	36,223	13,044
Cash and Cash Equivalents, Beginning of Period	19,774	84,379
Cash and Cash Equivalents, End of Period	$55,997	$97,423

Noncash investing and financing activity
Conversion of Preferred A shares to Note Payable	385,000	-
Capitalized assets purchased on account - related party	$102,344	$120,170

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PANACEA LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

NOTE 1 - NATURE OF ORGANIZATION

Organization and Business Description

PANACEA LIFE SCIENCES HOLDINGS, Inc. (the “Company”, “we”, “us”, “our”) was incorporated on January 18, 2008 in the State of Nevada. In January 2019, the Company added to the scope of its business activities, efforts to produce, market and sell products made from industrial hemp containing cannabidiol (“CBD”). On June 30, 2021 the Company entered into a Securities Exchange Agreement (the “Exchange Agreement”) with Panacea Life Sciences, Inc., (“Panacea”) a seed to sale CBD company, and the stockholders of Panacea. Pursuant to the Exchange Agreement, the former Panacea stockholders assumed majority control of the Company and all operations are now operated by Panacea, which as a result of the share exchange, became a wholly-owned subsidiary of the Company. In October 2021, the Company changed its name from Exactus Inc. to Panacea Life Sciences Holdings, Inc.

The Company is a GMP certified, seed-to-sale cannabinoid and nutraceutical manufacturer and research company that produces purposeful, natural pharmaceutical alternatives for consumers and pets. In addition to manufacturing raw materials from industrial hemp, we custom formulate and manufacture softgels (both bovine and vegan), gummies, tinctures, sublingual tablets, patches, K-Tape, topical pain relief and skin care products. Panacea was founded by Leslie Buttorff in 2017 as a woman-owned business, was formed to own and engage in creating disruptive healthcare and veterinary natural relief products to make a difference in the lives of humans and pets.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The Company’s consolidated financial statements include the financial statements of Panacea Life Sciences, Inc., a wholly owned subsidiary acquired on June 30, 2021.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial information, which includes consolidated unaudited interim financial statements and present the consolidated unaudited interim financial statements of the Company and its wholly-owned subsidiary as of March 31, 2022. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. All intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, stockholders’ equity and cash flows as of March 31, 2022, and 2021, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Operating results for the three ended March 31, 2022 and 2021 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2022. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

Going concern

These unaudited condensed consolidated financial statements are presented on the basis that the Company will continue as a going concern. Panacea has combined with Panacea Life Sciences Holdings, Inc. (formerly Exactus), so the below items reflect the consolidated company. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since our inception in later 2017, we have generated losses from operations. As of March 31, 2022, our accumulated deficit was $19.5 million, and we had $2.903 million in cash and liquid stock. As of March 31, 2022 the shares of common stock we hold in 22nd Century Group, Inc. (1,227,017 shares) ( Nasdaq: XXII) (“XXII”) was valued at approximately $2.847 million. The XXII stock is pledged to secure a $4.063 million promissory note in favor of Quintel-MC, Incorporated (“Quintel”) and a $1.624 million promissory note in favor of Leslie Buttorff, CEO of the Company. Quintel-MC, Inc. is owned by the CEO. These items are shown on the balance sheet as related party loans. The current plan with respect to the XXII stock is to hold this stock during the short-term pending XXII’s application for MRTP FDA approval. These factors raise doubt about the Company’s ability to continue as a going concern for a period of 12 months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve or maintain profitable operations or become cash flow positive or raise additional debt and/or equity capital. In addition, due to insufficient revenue, we will need to obtain further funding through public or private equity offerings, debt financing, collaboration arrangements or other sources in order to maintain active business operations. We currently do not have sufficient cash flow to pay our ongoing financial obligations on a consistent basis. The issuance of any additional shares of Common Stock, preferred stock or convertible securities could be substantially dilutive to our shareholders. In addition, adequate additional funding may not be available to us on acceptable terms, or at all. These unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. In November 2021, the Company closed a $1.1 million convertible note and warrants financing and received $1 million.

COVID-19

The COVID-19 pandemic has resulted in a global slowdown of economic activity which may reduce the future demand for a broad variety of goods and services, while also disrupting sales channels, marketing activities and supply chains. The Company’s business operations have been negatively impacted by the COVID-19 pandemic and related events. While the lockdowns and disruptions have largely ended, we cannot predict whether future variants will cause adverse consequences. However, recent supply chain disruptions and delays may hinder our ability to continue our operations and generate revenue. The impact to date has included a decline in CBD product and sales demand. Further, in 2020, the Company (Panacea) invested in personal protective equipment (PPE) materials to sell hand sanitizers, testing kits and masks, and sales of PPE products, which constituted a significant portion of our revenue during the fiscal quarter ended June 30, 2021 and prior periods. These revenues have declined as vaccines continue to be administered and mask mandates and similar requirements have been lifted or reduced in many places. Although the Company is unable to predict the full impact and duration of COVID-19 on its business, the Company is actively managing its financial expenditures in response to the current uncertainty.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. There were no cash equivalents. The Company places its cash and cash equivalents with high-quality financial institutions. At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. On March 31, 2022, the Company’s cash balances did not exceed the FDIC limit.

Accounts Receivable

Accounts receivable are generally unsecured. The Company establishes an allowance for doubtful accounts receivable based on the age of outstanding invoices and management’s evaluation of collectability. Accounts are written off after all reasonable collection efforts have been exhausted and management concludes that likelihood of collection is remote. Any future recoveries are applied against the allowance for doubtful accounts. An allowance of $10,000 was taken at the beginning of 2022 to allow for any doubtful accounts to be expensed. As of March 31, 2022 $5,850 of this allowance was expensed. The Company’s accounts receivable policy changed in 2021 to only provide larger, well-established companies with Net 30 payment terms. For all other sales they are paid by credit card or wires received before the product is shipped to the customer.

Inventory

Inventories are stated at low of cost or net realizable value. Inventories of purchased materials are valuated using a moving average method and managed by first in first out basis (FIFO). Inventories of internally manufactured materials are valuated using a standard costing method and are also managed on a FIFO basis. Production related costs that are capitalized as inventory as part of the standard cost valuation include the direct materials consumed, direct labor used, indirect labor used, and manufacturing overhead. Overhead is calculated based on specific manufacturing process and allocated on an order-by-order basis. Production variances that occur between standard cost valuation and actual costs are expensed as incurred in the income statement as part of cost of goods sold.

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

The following table shows, by level within the fair value hierarchy, the Company’s assets and liabilities at fair value on a recurring basis as of March 31, 2022 and December 31, 2021:

	March 31, 2022				December 31, 2021
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Marketable securities	$2,846,679	$2,846,679	$-	-	$3,719,483	$3,719,483	$-	$-
Total	$2,846,679	$2,846,679	$-	$-	$3,719,483	$3,719,483	$-	$-

March 31, 2022
Balance at beginning of year	$3,791,483
Unrealized loss on marketable securities, net	944,804
Balance at end of period	$2,846,679

As of March 31, 2022, the Company has no liabilities that are re-measured at fair value.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method on the various asset classes over their estimated useful lives, which range from 3 to ten years when placed in service. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.

Intangible Assets and Goodwill

The Company has intangible assets. Goodwill is comprised of the purchase price of business combinations in excess of the fair market value assigned at acquisition to the tangible and intangible assets acquired. Goodwill is not amortized. The Company tests goodwill for impairment on an annual basis. The Company performed its most recent goodwill impairment using a discounted cash flow analysis and found that the fair value exceeded the carrying value. It has $2.189 million of goodwill from the acquisition of the assets of Phoenix Life Sciences, Inc. (“Phoenix”) in October 2017 and intangible assets of $0.077 million as of March 31, 2022 and $0.123 million for as of December 31, 2020. In the acquisition of Phoenix, the Company acquired product formulas which is classified as an intangible asset.

Estimated Life
Goodwill from Phoenix Acquisition	Tested Yearly for Impairment
Intangibles – Formulations	5 Years

	March 31, 2022	December 31, 2021
Goodwill	$2,188,810	$2,188,810
Intangibles – Formulations	307,001	307,001
Less accumulated amortization	(260,950)	(245,600)
Net intangible assets	$46,051	$61,401

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

Some of the Company’s contract liabilities consist of advance customer payments. Contract liability results from transactions in which the Company has been paid for products by customers, but for which all revenue recognition criteria have not yet been met. Once all revenue recognition criteria have been met, the contract liabilities are recognized. The Company recorded $18,912 and $24,585 in advanced customer payments as of March 31, 2022 and December 31, 2021, respectively and these amounts are included in the balance sheet line item of accounts payable and accrued expenses.

	March 31, 2022	December 31, 2021
Balance, beginning of period	$24,585	$121,300
Payments received for unearned revenue	1,957	41,465
Revenue earned	7,630	138,180

Balance, end of period	$18,912	$24,585

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

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with ASC 606. The amounts charged to customers for shipping products are recognized as revenues and the related freight costs of shipping products are classified in general and administrative costs as incurred. Shipping costs are included as a component of general and administrative and were $14,184 and $2,789 for the three months ended March 31, 2022 and 2021, respectively.

Advertising & Marketing

Advertising costs are expensed when incurred and are included in advertising and promotional expense in the accompanying statements of operations. Included in this category are expenses related to public relations, investor relations, new package design, website design, design of promotional materials, cost of trade shows, cost of products given away as promotional samples, and paid advertising. The Company recorded advertising costs included in general and administrative costs of $66,796 and $151,183 for the three months ended March 31, 2022 and 2021, respectively.

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

The Business Combination on June 30, 2021 was accounted for as a recapitalization of equity structure. In October, 2021 the Company completed 1-for-28 reverse stock split. Pursuant to GAAP, the Company retrospectively recasted the weighted-average shares included within its condensed consolidated statements of operations for the three months ended March 31, 2021. The basic and diluted weighted-average Panacea ordinary shares are retroactively converted to shares of the Company’s common stock to conform to the recasted condensed consolidated statements of stockholders’ equity.

The following financial instruments were not included in the diluted loss per share calculation for the three months ended March 31, 2022 and 2021 because their effect was anti-dilutive:

	For the three months ended March 31,
	2022	2021
Options to purchase common stock	61,446	-
Warrants to purchase common stock	56,377	-
Series B-1 Convertible Preferred	6,679	-
Series B-2 Convertible Preferred	26,786	-
Series C Convertible Preferred	2,289,220	-
Series C-1 Convertible Preferred	1,064,908	-
Series D Convertible Preferred	1,628,126	-
Total	5,133,541	-

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

NOTE 3 – PROPERTY, EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property and equipment, net including any major improvements, are recorded at historical cost. The cost of repairs and maintenance is charged against operations as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, generally as follows:

Estimated Life
Computers and technological assets	3 – 5 Years
Furniture and fixtures	3 – 5 Years
Machinery and equipment	5 – 10 Years
Leasehold improvement	10 Years

Property and equipment, net consists of the following:

	March 31, 2022	December 31, 2021
Computers and technological assets	$3,616,765	$3,514,421
Furniture and fixtures	55,950	55,950
Machinery and equipment	7,531,387	7,530,787
Land	92,222	92,222
Leasehold improvements	1,508,915	1,508,915
Total	12,805,239	12,702,295
Less accumulated depreciation	(4,261,879)	(3,862,313)
Total property and equipment, net	$8,543,360	$8,839,982

Depreciation expenses for the three-month period ended March 31, 2022 and 2021 were $408,690 and $427,522 respectively.

NOTE 4 - INVENTORY

Inventory consists of the following components:

	March 31, 2022	December 31, 2021
Raw Materials	$937,108	$970,393
Semi-Finished	1,552,243	1,466,763
Finished Goods	1,819,887	1,805,779
Packaging	15,549	15,549
Trading		5,793
Total	$4,324,787	$4,264,277

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

The Company leases a portion of the property (formerly the Environmental Protection Agency building) in Golden, CO from J&N Real Estate, owned by the CEO, a related party with a term expiring on December 31, 2030. The lease consists of all laboratory space including testing facilities, water treatment, extraction and production. The lease of the property is based on the fair market rent and triple net lease (NNN) values competitive in the marketplace for a cGMP facility. The Company also subleases some of its laboratory space to other CBD companies. This income is presented under the Other Income line items of the statements of operations. The leases vary from short-term monthly leases to 3-year leases but are all cancellable.

Below is a summary of our right of use assets and liabilities as of March 31, 2022.

	March 31, 2022	December 31, 2021
Right-of-use assets	$3,507,887	$3,595,100

Present value of operating lease liabilities	$3,607,095	$3,692,392
Less: Long-term portion of operating lease liability	(3,258,312)	(3,347,335)
Short-term portion of operating lease liability	348,783	345,057
Unpaid balances	1,391,811	1,279,033
Total short-term lease liability obligations	$1,740,594	$1,624,090
Weighted-average remaining lease term (Ends December 31, 2030)	8.75 years	9 years

Weighted-average discount rate		3.0%

During the three months ended March 31, 2022 and 2021, we recognized approximately $114,693 respectively in operating lease costs. Operating lease costs are included in operating expenses in our consolidated statement of operations.

Approximate future minimum lease payments for our right of use assets over the remaining lease periods as of March 31, 2022, are as follows:

2022	338,333
2023	455,622
2024	460,178
2025	464,780
2026	469,427
Thereafter	1,925,123
Total undiscounted operating lease payments	3,887,908
Less: Imputed interest	(506,368)
Present value of operating lease liabilities	$3,607,095

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

On March 3, 2022, the Company entered into an Exchange Agreement (the “Agreement”) with an institutional investor (the “Investor”) pursuant to which the Company agreed to issue a 10% original issue discount senior convertible promissory note in the principal amount of $385,000 (the “Second Note”) and five-year warrants to purchase 275,000 shares of the Company’s common stock, par value $0.0001 per share at an exercise price of $1.40 per share (the “Warrants”) in exchange for 350 shares of the Company’s Series A Convertible Preferred Stock (“Series A”). The Second Note matures on March 3, 2023. The Agreement was entered into after the Investor exercised the most favored nations rights contained in Section 7(b) of the Company’s Certificate of Designation of Preferences, Rights and Limitations of the Series A in connection with the consummation of a private placement with the Purchaser on November 18, 2021. The warrant fair value of $190,638 and the original issue discount of $35,000 were treated as a discount to the Second Note and will be amortized over the term of the Second Note. Amortization of the debt discount for the three months ended March 31, 2022, was $17,309 and was recorded as interest expense. The debt discount balance at March 31, 2022, was $208,283.

Paycheck Protection Program Funding U.S. Small Business Administration Loan

On May 28, 2020 , the Company received a secured, 30-year, Economic Injury Disaster Loan in the amount of $99,100 from the U.S. Small Business Administration. The loan carries interest at a rate of 3.75% per year, requires monthly payments of principal and interest, and matures in 30 years. Installment payments, including principal and interest, of $483 monthly, will begin 12 months from the date of the promissory Note. The SBA loan is secured by a security interest in the Company’s tangible and intangible assets. The loan proceeds are to be used as working capital to alleviate economic injury caused by the Covid-19 disaster occurring in the month of January 31, 2020 and continuing thereafter. As of March 31, 2022 the current principal balance of this note amounted to $99,100 and accrued interest was approximately $2,047.

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

The aforementioned forgiveness of the first draw loan was recorded in the Company’s consolidated statement of operations as gain on extinguishment of debt.

Employer Retention Credit

The Company received an employer retention credit from the federal government of $253,791 in 2021.

Notes payable – related party and other liability

As part of the Exchange Agreement certain loan balances (“Quintel Loans”) from Quintel-MC Incorporated, an affiliate of the Company’s CEO, (“Quintel”) and historical interest owed of $1,932,358 were combined into a new promissory note with the principal amount of $4.062 million (“Quintel Note”). The Quintel Note bears annual interest at 12% and was secured by a pledge of certain XXII common stock owned by Panacea (See Note 2 Going concern).

On June 30, 2021, the Company issued its CEO, Ms. Buttorff, a 10% promissory note in the amount of $1,624,000 (the “Buttorff Note”). The Buttorff Note was secured by a pledge of certain XXII common stock owned by the Company (See Note 2 Going concern). This demand note replaced a prior working capital note that the Company had issued on January 1, 2021. On July 1, 2021, the Company issued Ms. Buttorff a 10%, $1 million line of credit note at 10% annual rate which Ms. Buttorff has increased that expired in January 2022, which Ms. Buttorff has extended (see Note 6 – Notes Payable – Buttorff Note). In January, 2022, the Buttorff line of credit was increased to $1.5 million and is now due on January 31, 2023. To date the balance due is $1,175,459.

On June 30, 2021 the $7 million of convertible debt (“XXII Debt”) was retired in exchange for a portion of the Needle Rock Farm ($2.2 million), $500,000 was converted to common stock and J&N Real Estate Company assumed a $4.3 million loan.

During October 2019, the Company issued a short-term promissory note to an officer of Exactus, for an aggregate principal amount of $55,556. The note originally became due and payable between October 18, 2019 and December 16, 2019 and bore interest at a rate of twelve 12% per annum prior to the maturity date, and 18% per annum if unpaid following the maturity date. The current interest rate is 18%. The note is an unsecured obligation of the Company. The note carry a 10% original issue discount of $5,556 which has been amortized and recorded in interest expense on the accompanying consolidated statements of operations. As of December 31, 2021, the principal balance under this note was paid off.

	March 31, 2022	December 31, 2021
Quintel Note	$4,062,713	$4,062,713
CEO Note	2,861,144	2,379,153
Total related party notes	$6,923,857	$6,441,866

Other long-term liabilities, related party

The Company has recorded a related party liability (“Fixed Asset Loan”) in the amounts of $2,899,919 and $2,749,638 as of March 31, 2022 and December 31, 2021, respectively, relating to SAP software and support fees which were paid by an affiliate company of the CEO. The balance bears interest of 6% and the maturity date has not yet been determined.

In 2020, the Company recorded an additional related party liability in the amount of $513,390 in respect to certain building improvements, due to J&N Real Estate Company (a company owned by the CEO) (“J&N Building Loan”). This balance bears no interest, and the maturity date has not yet been determined.

	March 31, 2022	December 31, 2021
Other long-term liabilities, related party
Fixed Asset Loan	$2,899,919	$2,749,638
J&N Building Loan	513,390	513,390
Total	$3,413,309	$3,263,028

NOTE 7 - STOCKHOLDERS’ EQUITY

Common stock

The Company’s authorized common stock consists of 650,000,000 shares with a par value of $0.0001 per share.

During the three months ended March 31, 2022, the Company issued 679,694 shares of common stock in respect of the share exchange effected in 2021. In addition, 8,940 shares of common stock were issued to a service provider for a platform license for the year ended December 31, 2022.

Common stock options

Stock Option Plan

On June 30, 2021 the Company’s stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan provided for the issuance of 4,049,409 incentive awards in the form of non-qualified and incentive stock options, restricted stock awards, restricted stock unit awards, warrants and preferred stock. The awards may be granted by the Company’s Board of Directors to its employees, directors and officers and to consultants, agents, advisors and independent contractors who provide services to the Company or to a subsidiary of the Company. The exercise price for stock options must not be less than the fair market value of the underlying shares on the date of grant. The incentive awards shall either be fully vested and exercisable from the date of grant or shall vest and become exercisable in such installments as the Board of Directors or Compensation Committee may specify. Stock options expire no later than ten years from the date of grant. Unless sooner terminated, the Plan shall terminate in 10 years.

Previously the Company had adopted the 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan provides for the issuance of incentive awards in the form of non-qualified and incentive stock options, stock appreciation rights, restricted stock awards, and restricted stock unit awards. The awards may be granted by the Company’s Board of Directors to its employees, directors and officers and to consultants, agents, advisors and independent contractors who provide services to the Company or to a subsidiary of the Company. The exercise price for stock options must not be less than the fair market value of the underlying shares on the date of grant. The incentive awards shall either be fully vested and exercisable from the date of grant or shall vest and become exercisable in such installments as the Board or Compensation Committee may specify. Stock options expire no later than ten years from the date of grant. The aggregate number of shares of common stock which may be issued pursuant to the Plan is 4,049,409 unless sooner terminated, the Plan shall terminate in 10 years. This plan had 196,491 fully vested options outstanding at the time of the share exchange. There have been no options granted under this plan subsequent to the share exchange.

Stock Options

A summary of the stock option activity is presented below:

	Options Outstanding as of March 31, 2022
	Number of Shares Subject to Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Balance on December 31, 2021	196,491	$3.51	3.20	$
Options granted	-	-	-		-
Options exercised	-	-	-		-
Options canceled / expired	-	-	-		-
Balance at March 31, 2022	196,491	$3.51	2.95	$

Vested and exercisable at March 31, 2022	196,491	$3.51	2.95	$

Stock Warrants

On March 3, 2022, the Company entered in an Exchange Agreement with an institutional investor pursuant to which the Company issued a 10% original issue discount senior convertible promissory note in the principal amount of $385,000 (the “Note”) and five-year warrants to purchase 275,000 shares of the Company’s common stock, par value $0.0001 per share at an exercise price of $1.40 per share in exchange for 350 shares of the Company’s Series A Convertible Preferred Stock.

As of March 31, 2022, the Company also had outstanding warrants to purchase an aggregate of 56,377 shares of common stock. These warrants were previously issued by the Company prior to the exchange agreement.

The Company’s outstanding warrants as of March 31, 2022 are summarized as follows, and all were exercisable at that date.

	Warrants Outstanding as of March 31, 2022
	Number of Shares Subject to Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Balance on December 31, 2021	56,377	$13.64	2.01	-
Options granted	275,000	-	-	-
Options exercised	-	-	-	-
Options canceled / expired	-	-	-	-
Balance at March 31, 2022	331,377	$3.48	4.39	$-

Vested and exercisable at March 31, 2022	331,377	$3.48	4.39	$-

As of March 31, 2022, the outstanding warrants have no intrinsic value.

Restricted Stock

A summary of the restricted stock activity is presented below:

Restricted Stock Common Stock
Balance at December 31, 2021	107,993
Balance at March 31, 2022	107,993

As of March 31, 2022, there were no unamortized or unvested stock-based compensation costs related to restricted share arrangements.

Preferred Stock

The Company’s authorized preferred stock consists of 50,000,000 shares with a par value of $0.0001.

On March 3, 2022, the Company entered into an Exchange Agreement with the Investor pursuant to which the company agreed to issue the Note in the principal amount of $385,000 and the Warrants in exchange for 350 shares of the Company’s Series A Convertible Preferred Stock. On April 19, 2022, the Company filed a Withdrawal of Designation of the Series A Convertible Preferred Stock with the Secretary of State and the State of Nevada.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Legal Matters

In the ordinary course of business, the Company enters into agreements with third parties that include indemnification provisions which, in its judgment, are normal and customary for companies in the Company’s industry sector. These agreements are typically with business partners, and suppliers. Pursuant to these agreements, the Company generally agrees to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to the Company’s products, use of such products, or other actions taken or omitted by us. The maximum potential number of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, the Company has no liabilities recorded for these provisions as of March 31, 2022.

Concentrations

The Company has no contingencies, material commitments, or purchase obligations or sales obligations.

On the revenue side, in the three months ended March 31, 2022, we have a concentration of two customers. One is a customer who purchased PPE items and represents 22% of revenue. The other is a tolling partner who represents 17% of revenue. In the three months ended March 31, 2021, there was one customer who represented 25% of revenue and another that represented 11% of revenue.

The other concentration is in the accounts receivable category, where three customer accounts for 66% of the accounts receivable. One of the three customer contracts is unique in that we produced all of the products for them to sell, and they pay Panacea as the items are sold in the ecommerce marketplace. Thus, until their inventory is depleted, we will have accounts receivable. This customer receivable is 45% of the 66%.

NOTE 9 - RELATED PARTY TRANSACTIONS

Notes Payable and Accrued Interest – Related Parties

For information on related party loans to the Company and other related party transactions, see Notes 5 and 6, Operating Lease and Notes Payable.

The accrued interest and interest expenses recorded for related party loans are shown below.

	March 31, 2022	December 31, 2021
Accrued Interest
Related party loan-Quintel	$380,616	$249,939
Related party loan-CEO loan	130,724	86,060
Related party loan – Line of credit	59,370	29,235

	Three months ended March 31, 2022	Three months ended March 31, 2021
Interest Expense
Related party loan-Quintel	$130,678	$280,539
Related party loan-CEO loan	29,652	18,736

Related party loan – Line of Credit	30,135	-

Other

The Company continues to hold 1,227,017 shares of XXII stock which is available for sale. On August 25, 2021 70,000 shares were sold and the proceeds from the sale was $230,296. XXII recently moved from the NYSE to NASDAQ. As of March 31, 2022 XXII is a common shareholder of the Company.

NOTE 11– SUBSEQUENT EVENTS

On April 19, 2022, the Company filed a Withdrawal of Designation of the Series A with the Secretary of State and the State of Nevada.

In the second quarter we established a Scientific Advisory Board (“SAB”) consisting of seven members. These members were provided restricted stock. Since the legalization of industrial hemp extracts through the 2018 Agriculture Improvement Act, more commonly known as the Farm Bill, cannabinoids have exploded into the dietary supplement and food space. Marketers of cannabidiol (“CBD”), claim CBD products cure everything from arthritis to yeast infections with no substantial data to support such claims. Since its inception, the Company has committed to providing scientific and clinical data to better understand the impact of cannabinoids on human and animal health and to educate customers on how to use these products. Assembling a SAB consisting of experts in various scientific and medical specialties enhances the Company’s ability to design and evaluate clinical studies as well as provide guidance on product development. The SAB will be a critical element in assisting the Company to develop products with purpose. Currently, the Company has launched two analytical chemistry projects focused on isolation of minor cannabinoids and pesticide remediation, clinical animal studies to evaluate analgesia in dairy cattle and evaluation of CBD in canine age-related dementia. The latter is a translational model to understand the potential of CBD in slowing down or regressing Alzheimer’s Disease. The SAB has also reviewed human clinical studies to measure bioavailability of a variety of the Company’s products, CBD and Cannabigerol (“CBG”) in anxiety, CBG effects to support the digestive system as a potential supplement for those with irritable bowel syndrome and is collaborating with CU Anschutz on CBD and CBG effects in female patients diagnosed with chronic pelvic pain.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Business Overview

The Company is a Nevada corporation organized in 2008. The Company has pursued opportunities in Cannabidiol, which we refer to as “CBD”, since December 2018 when we expanded our focus to pursue opportunities in hemp-derived CBD. Effective October 25, 2021, we changed our name to Panacea Life Sciences Holdings, Inc. To that end, on June 30, 2021 we entered into the Exchange Agreement with Panacea and the Panacea stockholders and as a result became a seed-to-sale CBD company. The former Panacea stockholders have assumed majority control of the Company, and all our operations are now operated through Panacea which because of the share exchange became a wholly-owned subsidiary of the Company. Leslie Buttorff, who became the Company’s Chief Executive Officer and a director upon the closing of the share exchange, also became our principal stockholder through common stock and Convertible Preferred Stock issued to her and entities she controls.

Panacea, the Company’s subsidiary after the share exchange, which was founded by Leslie Buttorff in 2017 as a woman-owned business, attracted a $14 million investment from 22nd Century Group, Inc., or XXII, a plant biotechnology company which also has a focus on CBD products and technology, during 2019. XXII has retained a 15% stake in the Company following the share exchange. Through Panacea, we are dedicated to developing and producing the highest-quality, most medically relevant, legal, hemp-derived cannabinoid products for consumers and pets. Beginning at a farm Panacea has the option to own a parcel of the farm located at Needle Rock, Colorado and leases laboratory space within a 51,000 square foot, state-of-the-art, cGMP, extraction, manufacturing, testing and fulfillment center located in Golden, Colorado, Panacea operates in every segment of the CBD product value chain. From cultivation to finished goods, Panacea ensures its products with stringent testing protocols employed at every stage of the supply chain. Panacea endeavors to offer pure natural remedies within product lines for every aspect of life: PANA Health®, PANA Beauty®, PANA Sport®, PANA Pet®, PANA Pure® and PANA Life®

In the first quarter of 2022 we obtained additional registration on two more of our six brands and our mark, so we now have registered trademarks on all of our brands.

Currently Panacea sells over 60 different product SKUs of CBD and CBG products. In addition, we offer “white label” licensing to retail businesses and contract manufacturing services to smaller CBD companies and softgel manufacturing to nutraceutical companies.

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

Our Industrial Hemp Supply

In 2019, Panacea acquired Needle Rock Farms (NRF) in Crawford, Colorado. Our 2020 hemp crop was grown at NeedleRock Farms. Also, in December, 2019 XXII made a $14 million investment in Panacea which consisted of $7 million in preferred stock and $7 million in convertible debt. XXII also was to provide an additional $10 million in funding at a later point in time. On June 30, 2021 Panacea and XXII agreed to dissolve the agreement and agreed on the following: the preferred stock was converted to common stock; a $4.3 million loan was secured against the laboratory space owned by J&N Real Estate, LLC (owned by Panacea’s CEO), the NRF and equipment would be transferred to XXII in exchange for a reduction of $2.2 million in convertible debt, 10 acres of the farm would be sub platted to Panacea, $500,000 in hemp would be delivered from the 2021 crop yield, and a 15-year agreement for hemp supply would be finalized after the deal was completed. In 2021 XXII was the grower at NRF and achieved USDA Organic certification for the farm. As of the date of this Report, XXII has not delivered the $500,000 of hemp to Panacea, nor have we closed on the 10 acres. However, we also have the 2020 NRF crop and several hemp tolling contracts in which the output of crude and or distillate is shared with the growers to process.

Partnership with Universities

The grand opening of the Panacea Life Sciences Cannabinoid Research Center at Colorado State University was held on October 19, 2021. The first studies at the center are underway for isolation of rare cannabinoids, examining cannabidiol’s effects on Inflammatory Bowel Disease (IBS), canine and human dementia, as well as supporting research into chronic pelvic pain. We have also signed an agreement with the Colorado School of Mines in the area of developing hemp-based sustainability products.

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

Results of Operations

Set forth below is the discussion of the results of operations of the Company for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The information which follows relates to the operations of Panacea which under applicable accounting rules are treated as the operation of the Company.

Three Months Ended March 31, 2022 and 2021

Net Revenues

We are principally engaged in the business of producing and selling products made from industrial hemp. Revenue consists of sales of our six category of brand products, white label and contract manufacturing sales to other CBD companies, raw material sales (distillate and isolate), tolling products, and leasing space. We also have revenue from the sale of our Personal Protection Equipment (PPE) inventory and non-CBD nutraceutical companies.

Our revenues for the three months ended March 31, 2022, decreased by $45,664, or 9%, to $466,474 as compared to $512,138 for the three months ended March 31, 2021. The decrease in sales in 2022 was due primarily to fewer white label customers.

Cost of Sales

Cost of sales for the three months ended March 31, 2022, increased by $36,254 or 11% to $366,091 as compared to $329,837 for the three months ended March 31, 2021. The increase in cost of sales was due primarily to increased raw material costs. The primary components of cost of sales include the cost of manufacturing the CBD products.

Operating Expenses

Operating expenses for the three months ended March 31, 2022, increased by $474,390, or 37%, to $1,748,367 as compared to $1,273,977 for the three months ended March 31, 2021. This is due to increases in both operating expenses and general and administrative expenses.

Operating expenses for the three months ended March 31, 2022, increased by $299,882, or 30%, to $1.288 million as compared to $0.988 million during the three months ended March 31, 2021. The increase in production related operating expenses is primarily due to increased salary and labor costs and increased storage costs.

General and administrative expenses for the three months ended March 31, 2022, increased by $174,508, or 59%, to $0.456 million as compared to $0.286 million during the three months ended March 31, 2021. The increase in general and administrative costs is primarily due to increased legal and audit costs as part of becoming a publicly traded company as well as a one-time fee paid for entrance into the Brazil market.

Other income (expense)

Other income for the three months ended March 31, 2022, decreased by $2,596,589 or 178% to ($1,134,262) as compared to 1,462,326 for the three months ended March 31, 2021. The decrease in other income is primarily due to the unrealized loss of marketable securities held.

Liquidity and Capital Resources

Cash flows from operating activities

The largest source of operating cash is from our customers. A large majority of our customers purchase CBD on-line, so credit card payments are collected and paid within 1-2 business days. Other white label and contract manufacturing customers pay before the products are released. Some larger customers have either net 10-, 2%- or 30-day net terms. Net cash used in operating activities was $436,043 and $795,228 for three months ended March 31 for 2022 and 2021, respectively. Approximately $2.1 million of our $2.8 million net loss in 2022 was non-cash.

Cash flows from investing activities

Cash outlay for the acquisition of fixed assets comprised the majority of this category and were $0.010 million and $0.087 million for the three months ended March 31, 2022 and 2021, respectively.

Cash flows from financing activities

Net cash provided by financing activities for the three months ended March 31, 2022 was $0.482 million. For the same period in 2021 the financing was $0.895 million. In both years the primary financing was cash provided by Company’s CEO. In 2021, there was a cash payment received of $0.243 from the paycheck loan program.

On March 31, 2022, we had $2.903 million in cash and liquid stock of XXII. The Chief Executive Officer of the Company holds the XXII shares pursuant to the pledge agreement and has the power at any time to permit the Company to sell the shares to provide working capital. In August 2021, 70,000 shares were sold for working capital. Panacea has borrowed substantial sums from Leslie Buttorff, our Chief Executive Officer, to meet its working capital obligations. On March 31, 2022 Panacea issued an affiliate of Ms. Buttorff a 12% demand promissory note for $4.063 million and issued Ms. Buttorff a 10% demand promissory note for $1.624 million secured by a pledge of certain XXII common stock owned by Panacea. On July 1, 2021, the Company issued Ms. Buttorff a $1 million line of credit note at 10% annual rate which Ms. Buttorff has increased that expired in January 2022, which Ms. Buttorff has extended to January, 2023 and increased the line of credit to $1.5 million.

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

Off Balance Sheet Arrangements

As of March 31, 2022, we had no material off-balance sheet arrangements.

Potential Impacts of the COVID-19 Pandemic on Our Business Operations

As disclosed in Note 2, the COVID-19 pandemic has had a notable impact on general economic conditions, including but not limited to the temporary closures of many businesses, “shelter in place” and other governmental regulations, reduced business and consumer spending due to both job losses and reduced investing activity, among many other effects attributable to the COVID-19 pandemic. Presently we do not know whether future variants will have an adverse effect on our operations.

Various variants may extend throughout 2023.

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

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about our new operations in the hemp industry through Panacea, our expected revenue growth, our human resources following our recent acquisition of Panacea, proposed federal legislation and its potential impact on the CBD industry, our business relationship with XXII, our plans to raise capital, and our liquidity. Words such as “expects,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” “may,” “intends,” “targets” and similar expressions or variations of such words are intended to identify forward-looking statements but are not the exclusive means of identifying forward-looking statements in this Report. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. All statements other than statements about historical facts are statements that could be deemed forward-looking statements, including, but not limited to, statements that relate to our future revenue, product development, customer demand, market acceptance, growth rate, competitiveness, gross margins, and expenditures.

Although forward-looking statements in this Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Further information on the risks and uncertainties affecting our business is contained in our filings with the SEC, including this Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. Such risks, uncertainties and changes in condition, significance, value, and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report and are based on information currently and reasonably known to us. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that may arise after the date of this Report, other than as required by law. Readers are urged to carefully review and consider the various disclosures made in this Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, with the participation of our Principal Executive Officer (who also now serves as our Principal Financial Officer), required by Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act. Based on their evaluation, our Principal Executive Officer (who also now serves as our Principal Financial Officer) concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

For the year-ended December 31, 2021, our Principal Executive Officer (who also now serves as our Principal Financial Officer) concluded that our disclosure controls and procedures were ineffective as of the end of that period. Since then, the Company has implemented three primary types of accounting controls that fall into categories of detection, preventive and corrective controls. These allow us to maintain effective controls for our financial reports. Using our ERP SAP system many accounting controls are already configured such as segregation of duties, independent user IDs and passwords and bank reconciliations. Other trial balance checks are completed within the system. In addition, monthly inventory and asset reconciliations are completed. Standard Operating Procedures are used throughout the organization, not only in the financial areas, but in all areas to maintain our GMP certifications for manufacturing. As a result, we believe that we have remediated the underlying issues.

Except as noted above, there were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time–to-time, we may become involved in legal proceedings arising in the ordinary course of business. We are unable to predict the outcome of any such matters or the ultimate legal and financial liability, and at this time cannot reasonably estimate the possible loss or gain or range of loss/gain and accordingly have not accrued a related liability.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS.

During the three months ended March 31, 2022, the Company Issued 123,334 shares of the Company’s common stock to the former Chief Strategy Officer of the Company in connection with the cashless exercise of stock options, as well as 447 shares the Company owed the former Chief Strategy Officer for inadvertently issuing less shares of common stock than the amount indicated on the Subscription Agreement dated January 18, 2019. The issuance of the shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933 and Rule 506(b) promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
3.1	Amended Articles of Incorporation	8-K	7/7/21	3.1
3.1(a)	Certificate of Amendment to its Amended and Restated Articles of Incorporation – name change and reverse stock split	8-K	10/29/21	3.1
3.2	Amended Bylaws	8-K	7/7/21	3.2
3.3	Certificate of Designation for Series A Preferred Stock	8-K	2/18/21	4.1
3.4	Certificate of Designation for Series B-1 Preferred Stock	8-K	3/4/16	3.1
3.5	Certificate of Designation for Series B-2 Preferred Stock	8-K/A	2/17/16	3.2
3.6	Certificate of Designation for Series C Preferred Stock	10-Q	8/23/21	3.7
3.7	Certificate of Designation for Series C-1 Preferred Stock	10-Q	8/23/21	3.8
3.8	Certificate of Designation for Series C-2 Preferred Stock	8-K	10/29/21	3.2
3.9	Certificate of Designation for Series D Preferred Stock	10-Q	8/23/21	3.9
3.10	Certificate of Withdrawal for Series A	10-K/A	4/29/22	3.10
10.1	Amended and Restated 2021 Equity Incentive Plan*	10-K	3/31/22	10.2
10.2	Form of Exchange Agreement**	8-K	3/4/22	10.1
10.3	Form of Original Issue Discount Senior Convertible Promissory Note	8-K	3/4/22	10.2
10.4	Form of Warrant	8-K	3/4/22	10.3
10.5	Form of Registration Rights Agreement**	8-K	3/4/22	10.4
31.1	Certification of Principal Executive Officer and Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished***
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Panacea Life Sciences Holdings, Inc.

May 13, 2022	/s/ Leslie Buttorff
Leslie Buttorff
Chief Executive Officer

