Form 10-K/A
period 2021-12-31
PANACEA LIFE SCIENCES HOLDINGS, INC.
filed 2022-05-18
CIK 1552189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

The number of outstanding shares of registrant’s common stock was 14,965,317, par value $0.0001 per share, as of May 11, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

This Amendment No. 2 on Form 10-K/A to Form 10-K for the fiscal year ended December 31, 2021 is being filed to revise Item 9A of Form 10-K. This Amendment No. 2 on Form 10-K/A does not change the previously reported financial statements or any of the other disclosures contained in Part I, Part II or Part III of the Form 10-K, originally filed on March 31, 2022 and as amended by Amendment No.1 on Form 10-K/A filed on April 29, 2022.

Audit Firm ID	Auditor Name	Auditor Location
5041	BF Borgers CPA PC	Lakewood, CO

1

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K (the“2021 Form 10-K”) of Panacea Life Sciences Holdings, Inc. (the “Company”) for the year ended December 31, 2021 (“Fiscal 2021”), as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022 and as amended on April 29, 2022 (the “Original Form 10-K”). The Amendment clarifies Part II, Item 9A. “Internal control over financial reporting”(“Item 9A”) of the Original Form 10-K, which inadvertently ommitted language necessary to meet the requirements of Item 308(a) of Regulation S-K.

The new Item 9A provided by this Amendment provide a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting and clarifies the framework our management uses to assess the effectiveness of such controls as of the end of our fiscal year ended December 31, 2021, including a statement regarding the conclusion of our our Princial Executive Officer and our former Principal Financial Officer listing the material weakness in our internal control over financial reporting and a plan to rectify the material weaknesses.

The Amendment does not amend the Original Form 10-K in any other way. Specifically, it does not update the Original Form 10-K to reflect events occurring after March 31, 2022. In addition, the Exhibit Index in Item 15 of Part IV of the 2021 Form 10-K is hereby amended and restated in its entirety and currently dated certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Amendment. Because no financial statements are contained within this Amendment, we are not filing currently dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the 2021 Form 10-K. The 2021 Form 10-K continues to speak as of the date of the 2021 Form 10-K, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the 2021 Form 10-K other than as expressly indicated in this Amendment.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, with the participation of our principal executive officer (who currently also serves as our principal financial officer) and our former principal financial officer, required by Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act. Based on their evaluation, our principal executive officer and our former principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and former principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. In designing and evaluating the disclosure controls and procedures, management recognizes that because of inherent limitations, any controls and procedures, no matter how well designed and operated, may not prevent or detect misstatements and can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

2

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

Management’s Assesment of the Effectiveness of the Company’s internal Control over Financial Reporting

Our principal executive officer and our former principal financial officer concluded that our disclosure controls and procedures were not effective to ensure that the information relating to us is required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management to allow timely decisions regarding required disclosure as a result of the following material weaknesses in our internal control over financial reporting:

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

3

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a) Documents Filed as part of the report.

(1) Financial Statements. See Index to Consolidated Financial Statements, which appears on page F-1 hereof. The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed herewith in response to this Item.

(2) Exhibits. See the Exhibit Index.

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
3.1	Amended Articles of Incorporation	8-K	7/7/21	3.1
3.1(a)	Certificate of Amendment to its Amended and Restated Articles of Incorporation – name change and reverse stock split	8-K	10/29/21	3.1
3.2	Amended and Restated Bylaws	10-K	3/31/22	3.2
3.3	Certificate of Designation for Series A Preferred Stock	8-K	2/18/21	4.1
3.4	Certificate of Designation for Series B-1 Preferred Stock	8-K	3/4/16	3.1
3.5	Certificate of Designation for Series B-2 Preferred Stock	8-K/A	2/17/16	3.2
3.6	Certificate of Designation for Series C Preferred Stock	10-Q	8/23/21	3.7
3.7	Certificate of Designation for Series C-1 Preferred Stock	10-Q	8/23/21	3.8
3.8	Certificate of Designation for Series C-2 Preferred Stock	8-K	10/29/21	3.2
3.9	Certificate of Designation for Series D Preferred Stock	10-Q	8/23/21	3.9
3.10	Certificate to Withdrawal for Series A	10-K/A	4/29/22	3.10
4.1	Description of securities registered under Section 12 of the Exchange Act of 1934	10-K	3/31/22	4.1
10.1	Agreement (redacted) with Dr. Krassen Dimitrov, Digital Diagnostic, Inc. and KD Innovation, Ltd.+	8-K	1/27/21	10.2
10.2	Securities Purchase Agreement (redacted)+	8-K	2/18/21	10.1
10.3	Exchange Agreement	8-K	2/18/21	10.2
10.5	Settlement and Release Agreement with Creed2Med, LLC	10-K/A	4/23/21	10.6
10.6	Supply Agreement	10-K	4/15/21	10.3
10.7	Note and Loan Agreement	8-K	4/26/21	10.1
10.8	Form of Securities Exchange Agreement	8-K	7/7/21	10.1
10.9	Form of Indemnification Agreement*	8-K	7/7/21	10.2
10.10	Employment Agreement dated June 30, 2021 – Leslie Buttorff*	10-Q	8/23/21	10.2
10.11	Form of Promissory Note issued to Quintel-MC Incorporated (Panacea)	10-Q	8/23/21	10.5
10.12	Form of Promissory Note issued to Leslie Buttorff (Panacea)	10-Q	8/23/21	10.6
10.13	Form of Promissory Note issued to Leslie Buttorff (Exactus)	10-Q	8/23/21	10.7
10.14	Note Exchange Agreement+**	10-Q	8/23/21	10.8
10.15	Assignment of lease	10-Q	8/23/21	10.9
10.16	Form of Securities Purchase Agreement**	8-K	11/24/21	10.1
10.17	Form of Original Issue Discount Senior Convertible Promissory Note	8-K	11/24/21	10.2
10.18	Form of Warrant	8-K	11/24/21	10.3
10.19	Form of Registration Rights Agreement**	8-K	11/24/21	10.4
10.20	Amended and Restated 2021 Equity Incentive Plan*	10-K	3/31/22	10.20
16.1	Letter from RBSM LLP, dated December 28, 2021	8-K	12/29/21	16.1
23.1	Consent of BF Borgers CPA PC				Filed^
31.1	Certification of Principal Executive Officer and Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished***^
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed^
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed^
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed^
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed^
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed^
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Panacea Life Sciences Holdings, Inc.

Date: May 17, 2022	By:	/s/ Leslie Buttorff
Leslie Buttorff
Principal Executive Officer and Principal Financial Officer

5