Form 10-K/A
period 2021-12-31
PANACEA LIFE SCIENCES HOLDINGS, INC.
filed 2022-06-27
CIK 1552189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 3)

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

The number of outstanding shares of registrant’s common stock was 14,965,317, par value $0.0001 per share, as of June 21, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

This Amendment No. 3 on Form 10-K/A to Form 10-K for the fiscal year ended December 31, 2021 is being filed to revise the Certification filed as Exhibit 31.1 to Amendment No. 2 on Form 10-K. This Amendment No. 3 on Form 10-K/A does not change the previously reported financial statements or any of the other disclosures contained in Part I, Part II or Part III of the Form 10-K, originally filed on March 31, 2022 and as amended by Amendment No. 1 on Form 10-K/A filed on April 29, 2022, and Amendment No. 2 on Form 10-K/A filed on May 18, 2022.

Audit Firm ID	Auditor Name	Auditor Location
5041	BF Borgers CPA PC	Lakewood, CO

1

EXPLANATORY NOTE

This Amendment No. 3 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K (the“2021 Form 10-K”) of Panacea Life Sciences Holdings, Inc. (the “Company”) for the year ended December 31, 2021 (“Fiscal 2021”), as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022 and as amended on April 29, 2022 (the “Original Form 10-K”). The Company filed a second amendment to the 2021 Form 10-K on May 18, 2022 (the “Second Amendment ”) to clarify Part II, Item 9A “Internal control over financial reporting” (“Item 9A”) of the Original Form 10-K, which inadvertently omitted language necessary to meet the requirements of Item 308(a) of Regulation  S-K. As requested by the Staff of the SEC, Item 9A is also included in the Amendment. This Amendment also includes a revised Exhibit 31.1 which includes all of the required paragraphs including those inadvertently omitted in Exhibit 31.1 to the Second Amendment.

The new Item 9A provides a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting and clarifies the framework our management uses to assess the effectiveness of such controls as of the end of our fiscal year ended December 31, 2021, including a statement regarding the conclusion of our Principal Executive Officer and our former Principal Financial Officer listing the material weakness in our internal control over financial reporting and a plan to rectify the material weaknesses.

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

Management’s Assessment of the Effectiveness of the Company’s internal Control over Financial Reporting

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

Panacea Life Sciences Holdings, Inc.

Date: June 27, 2022	By:	/s/ Leslie Buttorff
Principal Executive Officer and Principal Financial Officer

5