Form 10-Q
period 2022-06-30
PANACEA LIFE SCIENCES HOLDINGS, INC.
filed 2022-08-15
CIK 1552189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,965,317 shares of common stock, par value $0.0001 per share, outstanding as August 2, 2022.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Panacea Life Sciences Holdings, Inc. and Subsidiary

Consolidated Balance Sheets

	June 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,529	$19,774
Accounts receivable, net	219,551	244,496
Other receivables, related party	500,000	500,000
Inventory	4,480,479	4,264,277
Marketable securities related party	2,562,390	3,791,483
Prepaid expenses and other current assets	320,151	278,328
TOTAL CURRENT ASSETS	8,119,100	9,098,358

Operating lease right-of-use asset, net, related party	3,420,033	3,595,100
Property and equipment, net	8,207,578	8,839,982
Intangible assets, net	30,701	61,401
Goodwill	2,188,810	2,188,810
TOTAL ASSETS	$21,966,222	$23,783,651

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,565,361	$1,685,825
Operating lease liability, current portion, related party	1,857,125	1,624,090
Note payable-current, related party	7,594,893	6,441,866
Convertible note payable, net	947,586	220,005
Paycheck protection loan, SBA Loan	99,100	99,100
TOTAL CURRENT LIABILITIES:	13,064,065	10,070,886

Operating lease liability, long-term portion, related party	3,168,620	3,347,335
Other long-term liabilities, related party	3,479,543	3,263,028
TOTAL LIABILITIES	19,712,228	16,681,249

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Series A Preferred Stock: $0.0001 Par Value, 1,000 shares designated; 0 and 350 shares issued and outstanding on June 30, 2022 and December 31, 2021 respectively.	-	-
Series B-1 Preferred: $0.0001 Par Value, 32,000,000 shares designated; 1,500,000 and 1,500,000 shares issued and outstanding on June 30, 2022 and December 31, 2021 respectively.	150	150
Series B-2 Preferred: $0.0001 Par Value, 6,000,000 shares designated; 6,000,000 and 6,000,000 shares issued and outstanding on June 30, 2022 and December 31, 2021 respectively.	600	600
Series C Preferred: $0.0001 Par Value, 1,000,000 shares designated; 1,000,000 and 1,000,000 shares issued and outstanding on June 30, 2022 and December 31, 2021 respectively.	100	100
Series C-1 Preferred: $0.0001 Par Value, 10,000 shares designated and 10,000 and 10,000 shares issued and outstanding on June 30, 2022 and December 31, 2021 respectively.	1	1
Series C-2 Preferred: $0.0001 Par Value, 10,000 and 0 shares designated and 10,000 and 0 shares issued and outstanding on June 30, 2022 and December 31, 2021 respectively.	1	1
Series D Preferred: $0.0001 Par Value, 10,000 shares designated and 10,000 and 10,000 shares issued and outstanding on June 30, 2022 and December 31, 2021 respectively.	1	1
Common Stock: $0.0001 Par Value, 650,000,000 shares authorized; 14,965,317 and 1,407,708 shares issued and outstanding on June 30, 2022 and December 31, 2021 respectively.	1,497	1,407
Additional paid in capital	23,760,704	23,865,155
Accumulated deficit	(21,509,060)	(16,765,013)
TOTAL STOCKHOLDERS’ EQUITY	2,253,994	7,102,402

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,966,222	$23,783,651

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Panacea Life Sciences Holdings, Inc. and Subsidiary

Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
REVENUE	$469,472	$313,496	$935,946	$825,634
COST OF SALES	331,500	248,646	697,591	578,483
GROSS PROFIT	137,972	64,850	238,355	247,151

OPERATING EXPENSES
Production-related operating expenses	1,173,294	1,169,040	2,461,111	2,156,973
General and administrative expenses	204,680	335,224	665,230	621,268
TOTAL OPERATING EXPENSES	1,377,974	1,504,264	3,126,341	2,778,241

LOSS FROM OPERATIONS	(1,240,002)	(1,439,414)	(2,887,986)	(2,531,090)

OTHER INCOME (EXPENSES)
Interest expense	(569,985)	(284,381)	(1,071,280)	(606,944)
Unrealized gain (loss) on marketable securities, net	(260,273)	1,738,002	(1,205,077)	3,151,751
Realized gain on sale of securities	22,816	-	22,816	-
Other income (loss)	27,598	-	27,598	-
Employer retention credit	-	-	253,791	-
Rental Income	58,045	67,317	116,091	162,918
Loss on sale of assets	-	(297,351)	-	(297,351)
Gain on extinguishment of debt	-	243,041	-	518,580
TOTAL OTHER INCOME (EXPENSE)	(721,799)	1,466,628	(1,856,061)	2,928,954

INCOME (LOSS) BEFORE INCOME TAXES	(1,961,801)	27,214	(4,744,047)	397,864

TAXES	-	-	-	-

NET INCOME (LOSS)	$(1,961,801)	$27,214	$(4,744,047)	$397,864

Per-share data
Basic and diluted loss per share	$(0.13)	$0.00	$(0.32)	$0.02

Weighted average number of common shares outstanding	14,862,077	16,915,706	14,862,077	16,915,706

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Panacea Life Sciences Holdings, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

	Three Months Ended June 30, 2022
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2022	8,530,000	$853	14,762,342	$1,476	$23,725,724	$(19,547,259)	$4,180,794
Shares issued for acquisition	-	-	154,637	15	(15)	-	-
Issuance of common shares for services			48,338	5	34,995		35,000
Net Income (Loss)	-	-	-	-	-	(1,961,801)	(1,961,801)
Balance as of June 30, 2022	8,530,000	$853	14,965,317	$1,497	$23,760,704	$(21,509,060)	$2,253,994

	Six Months Ended June 30, 2022
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	8,530,350	$853	14,073,708	$1,407	$23,865,155	$(16,765,013)	$7,102,402
Shares issued in respect of the merger	-	-	834,331	83	(83)	-	-
Issuance of common shares for services			57,278	6	54,994		55,000
Conversion of Series A Preferred to convertible debt and warrants	(350)				(159,362)		(159,362)
Net Loss	-	-	-	-	-	(4,744,047)	(4,744,047)
Balance as of June 30, 2022	8,530,000	$853	14,965,317	$1,497	$23,760,704	$(21,509,060)	$2,253,994

	Three Months Ended June 30, 2021
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capita	Deficit	Equity
Balance as of March 31, 2021	1,020,000	$102	16,915,706	$1,692	$18,689,119	$(11,611,964)	$7,078,949
Shares issued for acquisition	7,500,450	750	4,405,907	440	4,377,802	-	4,378,992
Net Income	-	-	-	-	-	27,214	27,214
Balance as of June 30, 2021	8,520,450	$852	21,321,613	$2,132	$23,066,921	$(11,584,750)	$11,485,155

	Six Months Ended June 30, 2021
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	1,020,000	$102	16,915,706	$1,692	$18,689,119	$(11,982,614)	$6,708,299
Shares issued for acquisition	7,500,450	750	4,405,907	440	4,377,802	-	4,378,992
Net Income	-	-	-	-	-	397,864	397,864
Balance as of June 30, 2021	8,520,450	$852	21,321,613	$2,132	$23,066,921	$(11,584,750)	$11,485,155

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Panacea Life Sciences Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income (loss)	$(4,744,047)		$397,864
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	818,586		887,838
Realized gain on sale of securities	(22,816)		-
Unrealized (gain)/loss on marketable securities	1,205,077		(3,151,751)
Fixed Asset Disposal Loss	-		297,351
Amortization of intangible assets	30,700		30,701
Amortization of debt discount and non-cash interest expense	568,219		-
Gain on forgiveness of payroll protection loan	-		(518,580)
Changes in operating assets and liabilities
Accounts receivable	24,945		(142,319)
Inventory	(216,202)		(556,972)
Prepaid expense and other assets	(41,823)		(74,593)
Accounts payable and accrued expenses	982,474		661,376
Operating lease liability, net	229,387		229,386
Net cash used in operating activities	(1,165,500)		(1,939,699)

Cash flows from investing activities
Net cash received from acquisitions	-		9,157
Proceeds from sale of marketable securities	46,832		-
Proceeds from sale of fixed assets	-		446,026
Net fixed asset acquisitions	(17,604)		(186,197)
Net Cash provided by (used in) investing activities	29,228		268,986

Cash flows from financing activities
Proceeds from payroll protection loan, SBA loan	-		243,041
Payments of principal on notes payable	(540,848)		(135,000)
Proceeds from Notes payable - related party	1,693,875		1,609,000
Cash provided by financing activities	1,153,027		1,717,041

Net increase (decrease) in Cash and Cash Equivalents	16,755		46,328
Cash and Cash Equivalents, Beginning of Period	19,774		84,379
Cash and Cash Equivalents, End of Period	$36,529		$130,707

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes during the year	$-		$-
Interest payments during the year	$-		$-

Noncash investing and financing activity
Non-cash Receivable - related party	$-		$(500,000)
Related party loan repayment with inventory	$-		$4,693,367
Non-cash fixed asset disposal as part of the reverse acquisition	$-		$3,058,457
Conversion of Preferred A shares to Note Payable	385,000		-
Issuance of Common Stock for services	55,000		-
Capitalized assets purchased on account - related party	$168,578	$
Liabilities from acquisition	$-		$1,096,782
Debt retired in merger, related party	$-		$(12,718,441)
Preferred Series B-1 Issuance in Acquisition	$-		$150
Preferred Series B-2 Issuance in Acquisition	$-		$600
Common stock issued for the reverse merger with Exactus	$-		$4,369,085

The accompanying notes are an integral part of these financial statements.

PANACEA LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial information, which includes consolidated unaudited interim financial statements and present the consolidated unaudited interim financial statements of the Company and its wholly-owned subsidiary as of June 30, 2022. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. All intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, stockholders’ equity and cash flows as of June 30, 2022, and 2021, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Operating results for the three ended June 30, 2022 and 2021 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2022. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

Going concern

These unaudited condensed consolidated financial statements are presented on the basis that the Company will continue as a going concern. Panacea has combined with Panacea Life Sciences Holdings, Inc. (formerly Exactus), so the below items reflect the consolidated company. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since our inception in later 2017, we have generated losses from operations. As of June 30, 2022, our accumulated deficit was $21.5 million, and we had $2.599 million in cash and liquid stock. As of June 30, 2022 the shares of common stock we hold in 22nd Century Group, Inc. (1,203,000 shares) (Nasdaq: XXII) (“XXII”) was valued at approximately $2.562 million. The XXII stock is pledged to secure a $4.063 million promissory note in favor of Quintel-MC, Incorporated (“Quintel”) and a $1.624 million promissory note in favor of Leslie Buttorff, CEO of the Company. Quintel-MC, Inc. is owned by the CEO. These items are shown on the balance sheet as related party loans. These factors raise doubt about the Company’s ability to continue as a going concern for a period of 12 months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve or maintain profitable operations or become cash flow positive or raise additional debt and/or equity capital. In addition, due to insufficient revenue, we will need to obtain further funding through public or private equity offerings, debt financing, collaboration arrangements or other sources in order to maintain active business operations. We currently do not have sufficient cash flow to pay our ongoing financial obligations on a consistent basis. The issuance of any additional shares of Common Stock, preferred stock or convertible securities could be substantially dilutive to our shareholders. In addition, adequate additional funding may not be available to us on acceptable terms, or at all. These unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. In November 2021, the Company closed a $1.1 million convertible note and warrants financing and received $1 million.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. There were no cash equivalents. The Company places its cash and cash equivalents with high-quality financial institutions. At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. On June 30, 2022, the Company’s cash balances did not exceed the FDIC limit.

Accounts Receivable

Accounts receivable are generally unsecured. The Company establishes an allowance for doubtful accounts receivable based on the age of outstanding invoices and management’s evaluation of collectability. Accounts are written off after all reasonable collection efforts have been exhausted and management concludes that likelihood of collection is remote. Any future recoveries are applied against the allowance for doubtful accounts. An allowance of $10,000 was taken at the beginning of 2022 to allow for any doubtful accounts to be expensed. As of June 30, 2022 $5,850 of this allowance was expensed. The Company’s accounts receivable policy changed in 2021 to only provide larger, well-established companies with Net 30 payment terms. For all other sales they are paid by credit card or wires received before the product is shipped to the customer.

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

Marketable securities

The Company’s marketable securities consists of 1,203,000 shares of XXII which are classified as available-for-sale and included in current assets as they are pledged to secure two promissory notes (see Note 2 – Going Concern). Securities are valued based on market prices for identical assets using third party certified pricing sources. Available-for-sale securities are carried at fair value with unrealized and realized gains and losses reported as a component of income (loss). Realized gains and losses, if any, are calculated on the specific identification method and are included in other income in the condensed consolidated statements of operations.

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

The following table shows, by level within the fair value hierarchy, the Company’s assets and liabilities at fair value on a recurring basis as of June 30, 2022 and December 31, 2021:

	June 30, 2022				December 31, 2021
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Marketable securities	$2,562,390	$2,562,390	$-	-	$3,719,483	$3,719,483	$-	$-
Total	$2,562,390	$2,562,390	$-	$-	$3,719,483	$3,719,483	$-	$-

In May 2022 there was one sale of marketable securities out of Level 1. On May 2, 2022, 24,017 shares of XXII securities were sold at an average price of $3.29. The net proceeds were $46,833, which was a gain recorded of $22,816. The following table is a schedule of the Company’s marketable securities. The following table is schedule of the Company’s marketable securities:

June 30, 2022
Balance at beginning of year	$3,791,483
Sale of Securities	46,833
Unrealized loss on marketable securities, net	(1,182,260)
Balance at end of period	$2,562,390

As of June 30, 2022, the Company has no liabilities that are re-measured at fair value.

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

Intangible Assets and Goodwill

The Company has intangible assets. Goodwill is comprised of the purchase price of business combinations in excess of the fair market value assigned at acquisition to the tangible and intangible assets acquired. Goodwill is not amortized. The Company tests goodwill for impairment on an annual basis. The Company performed its most recent goodwill impairment using a discounted cash flow analysis and found that the fair value exceeded the carrying value. It has $2.189 million of goodwill from the acquisition of the assets of Phoenix Life Sciences, Inc. (“Phoenix”) in October 2017 and intangible assets of $0.030 million as of June 30, 2022 and $0.061 million for as of December 31, 2020. In the acquisition of Phoenix, the Company acquired product formulas which is classified as an intangible asset.

The following table is a schedule of the Company’s intangible assets and goodwill:

Estimated Life
Goodwill from Phoenix Acquisition	Tested Yearly for Impairment
Intangibles – Formulations	5 Years

	June 30, 2022	December 31, 2021
Goodwill	$2,188,810	$2,188,810
Intangibles – Formulations	307,001	307,001
Less accumulated amortization	(276,300)	(245,600)
Net intangible assets	$30,701	$61,401

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

Some of the Company’s contract liabilities consist of advance customer payments. Contract liability results from transactions in which the Company has been paid for products by customers, but for which all revenue recognition criteria have not yet been met. Once all revenue recognition criteria have been met, the contract liabilities are recognized. The Company recorded $196,284 and $24,585 in advanced customer payments as of June 30, 2022 and December 31, 2021, respectively and these amounts are included in the balance sheet line item of accounts payable and accrued expenses.

The following table shows the Company’s advanced customer payments:

	June 30, 2022	December 31, 2021
Balance, beginning of period	$24,585	$121,300
Payments received for unearned revenue	181,439	41,465
Revenue earned	9,740	138,180

Balance, end of period	$196,284	$24,585

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

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with ASC 606. The amounts charged to customers for shipping products are recognized as revenues and the related freight costs of shipping products are classified in general and administrative costs as incurred. Shipping costs are included as a component of general and administrative expenses and were $17,965and $8,826 for the six months ended June 30, 2022 and 2021, respectively. Shipping costs were $3,782 and $6,036 for the three months ended June 30, 2022 and 2021, respectively.

Advertising & Marketing

Advertising costs are expensed when incurred and are included in advertising and promotional expense in the accompanying statements of operations. Included in this category are expenses related to public relations, investor relations, new package design, website design, design of promotional materials, cost of trade shows, cost of products given away as promotional samples, and paid advertising. The Company recorded advertising and marketing costs in general and administrative expenses and were $98,108 and $190,237 for the six months ended June 30, 2022 and 2021, respectively. Advertising and marketing costs were $31,312 and $80,968 for the three months ended June 30, 2022 and 2021, respectively.

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

The Business Combination on June 30, 2021 was accounted for as a recapitalization of equity structure. In October, 2021 the Company completed 1-for-28 reverse stock split. Pursuant to GAAP, the Company retrospectively recasted the weighted-average shares included within its condensed consolidated statements of operations for the six months ended June 30, 2021. The basic and diluted weighted-average Panacea ordinary shares are retroactively converted to shares of the Company’s common stock to conform to the recasted condensed consolidated statements of stockholders’ equity.

The following financial instruments were not included in the diluted loss per share calculation for the six months ended June 30, 2022 and 2021 because their effect was anti-dilutive:

	For the six months ended June 30,
	2022	2021
Options to purchase common stock	61,446	-
Warrants to purchase common stock	56,377	343,854
Series B-1 Convertible Preferred	6,679	-
Series B-2 Convertible Preferred	26,786	-
Series C Convertible Preferred	2,289,220	-
Series C-1 Convertible Preferred	1,064,908	1,432,773
Series D Convertible Preferred	1,628,126	-
Convertible Notes	-	85,451
Total	5,133,541	1,862,078

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

NOTE 3 – PROPERTY, EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property and equipment, net including any major improvements, are recorded at historical cost. The cost of repairs and maintenance is charged against operations as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, generally as follows:

Estimated Life
Computers and technological assets	3 – 5 Years
Furniture and fixtures	3 – 5 Years
Machinery and equipment	5 – 10 Years
Leasehold improvement	10 Years

Property and equipment, net consists of the following:

	June 30, 2022	December 31, 2021
Computers and technological assets	$3,682,999	$3,514,421
Furniture and fixtures	55,950	55,950
Machinery and equipment	7,539,266	7,530,787
Land	92,222	92,222
Leasehold improvements	1,508,915	1,508,915
Total	12,879,353	12,702,295
Less accumulated depreciation	(4,671,775)	(3,862,313)
Total property and equipment, net	$8,207,578	$8,839,982

Depreciation expenses for the three and six month periods ended June 30, 2022 and 2021 were $409,895, 818,586, and 460,316 and $887,838 respectively.

NOTE 4 - INVENTORY

Inventory consists of the following components:

	June 30, 2022	December 31, 2021
Raw Materials	$1,002,084	$970,393
Semi-Finished	1,649,703	1,466,763
Finished Goods	1,813,143	1,805,779
Packaging	15,549	15,549
Trading		5,793
Total	$4,480,479	$4,264,277

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

Below is a summary of our right of use assets and liabilities as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Right-of-use assets	$3,420,033	$3,595,100

Present value of operating lease liabilities	$3,521,156	$3,692,392
Less: Long-term portion of operating lease liability	(3,168,620)	(3,347,335)
Short-term portion of operating lease liability	352,536	345,057
Unpaid balances	1,504,581	1,279,033
Total short-term lease liability obligations	$1,857,117	$1,624,090
Weighted-average remaining lease term (Ends December 31, 2030)	8.5 years	9 years

Weighted-average discount rate		3.0%

During the three and six months ended June 30, 2022 and 2021, we recognized approximately $114,693 and $229,386 respectively in operating lease costs. Operating lease costs are included in operating expenses in our consolidated statement of operations.

Approximate future minimum lease payments for our right of use assets over the remaining lease periods as of June 30, 2022, are as follows:

2022	225,555
2023	455,622
2024	460,178
2025	464,780
2026	469,427
Thereafter	1,925,123
Total undiscounted operating lease payments	4,000,685
Less: Imputed interest	(479,529)
Present value of operating lease liabilities	$3,521,156

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

The Company calculated the fair value of the Warrants using the Black Scholes method as $877,261 and recorded their fair value along with the $100,000 original issue discount and relates issuance costs of $20,249 as a debt discount which will be amortized using the straight-line method over the one year note period. Amortization of the debt discount for the year ended December 31, 2021 amounted to $117,515. The loan balance, net of discount was $220,005 as of December 31, 2021. Amortization of the debt discount for the three and six months ended June 30, 2022, was $248,694 and $494,656, respectively, and was recorded as interest expense. The debt discount balance at June 30, 2022, was $385,340.

On March 3, 2022, the Company entered into an Exchange Agreement (the “Agreement”) with an institutional investor (the “Investor”) pursuant to which the Company agreed to issue a 10% original issue discount senior convertible promissory note in the principal amount of $385,000 (the “Second Note”) and five-year warrants to purchase 275,000 shares of the Company’s common stock, par value $0.0001 per share at an exercise price of $1.40 per share (the “Warrants”) in exchange for 350 shares of the Company’s Series A Convertible Preferred Stock (“Series A”). The Second Note matures on March 3, 2023. The Agreement was entered into after the Investor exercised the most favored nations rights contained in Section 7(b) of the Company’s Certificate of Designation of Preferences, Rights and Limitations of the Series A in connection with the consummation of a private placement with the Purchaser on November 18, 2021. The warrant fair value of $190,638 and the original issue discount of $35,000 were treated as a discount to the Second Note and will be amortized over the term of the Second Note. Amortization of the debt discount for the three and six months ended June 30, 2022, was $56,255 and $73,564, respectively, and was recorded as interest expense. The debt discount balance at June 30, 2022, was $152,074.

Paycheck Protection Program Funding U.S. Small Business Administration Loan

On May 28, 2020 , the Company received a secured, 30-year, Economic Injury Disaster Loan in the amount of $99,100 from the U.S. Small Business Administration. The loan carries interest at a rate of 3.75% per year, requires monthly payments of principal and interest, and matures in 30 years. Installment payments, including principal and interest, of $483 monthly, will begin 12 months from the date of the promissory Note. The SBA loan is secured by a security interest in the Company’s tangible and intangible assets. The loan proceeds were used as working capital to alleviate economic injury caused by the Covid-19 disaster occurring in the month of January 31, 2020 and continuing thereafter. As of June 30, 2022 the current principal balance of this note amounted to $99,100 and accrued interest was approximately $2,047.

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

On June 30, 2021, the Company issued its CEO, Ms. Buttorff, a 10% promissory note in the amount of $1,624,000 (the “Buttorff Note”). The Buttorff Note was secured by a pledge of certain XXII common stock owned by the Company (See Note 2 Going concern). This demand note replaced a prior working capital note that the Company had issued on January 1, 2021. On July 1, 2021, the Company issued Ms. Buttorff a 10%, $1 million line of credit note at 10% annual rate which Ms. Buttorff has increased that expired in January 2022, which Ms. Buttorff has extended (see Note 6 – Notes Payable – Buttorff Note). In January, 2022, the Buttorff line of credit was increased to $1.5 million, then increased again in April to $2.0 million and is now due on January 31, 2023. To date the balance due is $1,846,495.

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

Below is a summary of our notes payable as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Quintel Note	$4,062,713	$4,062,713
CEO Notes	3,532,180	2,379,153
Total related party notes	$7,594,893	$6,441,866

Other long-term liabilities, related party

The Company has recorded a related party liability (“Fixed Asset Loan”) in the amounts of $2,966,153 and $2,749,638 as of June 30, 2022 and December 31, 2021, respectively, relating to SAP software and support fees which were paid by an affiliate company of the CEO. The balance bears interest of 6% and the maturity date has not yet been determined.

In 2020, the Company recorded an additional related party liability in the amount of $513,390 in respect to certain building improvements, due to J&N Real Estate Company (a company owned by the CEO) (“J&N Building Loan”). This balance bears no interest, and the maturity date has not yet been determined.

	June 30, 2022	December 31, 2021
Other long-term liabilities, related party
Fixed Asset Loan	$2,966,153	$2,749,638
J&N Building Loan	513,390	513,390
Total	$3,479,543	$3,263,028

NOTE 7 - STOCKHOLDERS’ EQUITY

Common stock

The Company’s authorized common stock consists of 650,000,000 shares with a par value of $0.0001 per share.

During the three and six months ended June 30, 2022, the Company issued 154,637 and 834,331 shares of common stock in respect of the share exchange effected in 2021. In addition, 8,940 shares of common stock were issued to a service provider for a platform license for the year ended December 31, 2022, as well as 45,715 shares to members of the Scientific Advisory Board (“SAB”) for their services.

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

Stock Options

A summary of the stock option activity is presented below:

	Options Outstanding as of June 30, 2022
	Number of Shares Subject to Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Balance on December 31, 2021	196,491	$3.51	3.20	$
Options granted	-	-	-		-
Options exercised	-	-	-		-
Options canceled / expired	-	-	-		-
Balance at June 30, 2022	196,491	$3.51	2.70	$

Vested and exercisable at June 30, 2022	196,491	$3.51	2.70	$

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

As of June 30, 2022, the Company also had outstanding warrants to purchase an aggregate of 56,377 shares of common stock. These warrants were previously issued by the Company prior to the exchange agreement.

The Company’s outstanding warrants as of June 30, 2022 are summarized as follows, and all were exercisable at that date.

A summary of the Company’s outstanding warrants is presented below:

	Warrants Outstanding as of June 30, 2022
	Number of Shares Subject to Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Balance on December 31, 2021	56,377	$13.64	2.01	-
Options granted	275,000	-	-	-
Options exercised	-	-	-	-
Options canceled / expired	-	-	-	-
Balance at June 30, 2022	331,377	$3.48	4.16	$-

Vested and exercisable at June 30, 2022	331,377	$3.48	4.16	$-

As of June 30, 2022, the outstanding warrants have no intrinsic value.

Restricted Stock

A summary of the restricted stock activity is presented below:

Restricted Stock Common Stock
Balance at December 31, 2021	107,993
Balance at June 30, 2022	107,993

As of June 30, 2022, there were no unamortized or unvested stock-based compensation costs related to restricted share arrangements.

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Legal Matters

In the ordinary course of business, the Company enters into agreements with third parties that include indemnification provisions which, in its judgment, are normal and customary for companies in the Company’s industry sector. These agreements are typically with business partners, and suppliers. Pursuant to these agreements, the Company generally agrees to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to the Company’s products, use of such products, or other actions taken or omitted by us. The maximum potential number of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, the Company has no liabilities recorded for these provisions as of June 30, 2022.

Concentrations

The Company has no contingencies, material commitments, or purchase obligations or sales obligations.

On the revenue side, in the three months ended June 30, 2022, we have a concentration of two customers. One is a is a tolling partner who represents 41% of revenue. The other is a customer that purchases refined oils and represents 11% of revenue.

The other concentration is in the accounts receivable category, where three customer accounts for 74% of the accounts receivable. One of the three customer contracts is unique in that we produced all of the products for them to sell, and they pay Panacea as the items are sold in the ecommerce marketplace. Thus, until their inventory is depleted, we will have accounts receivable. This customer receivable is 43% of the 74%.

NOTE 9 - RELATED PARTY TRANSACTIONS

Notes Payable and Accrued Interest – Related Parties

For information on related party loans to the Company and other related party transactions, see Notes 5 and 6, Operating Lease and Notes Payable.

The accrued interest and interest expenses recorded for related party loans are shown below.

	June 30, 2022	December 31, 2021
Accrued Interest
Related party loan-Quintel	$515,254	$249,939
Related party loan-CEO loan	176,513	86,060
Related party loan – Line of credit	111,370	29,235

	Three months ended June 30, 2022	Six months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2021
Interest Expense
Related party loan-Quintel	$134,637	$265,315	$241,985	$522,524
Related party loan-CEO loan	45,790	90,453	41,449	60,185

Related party loan – Line of Credit	51,700	81,835		-

Other

The Company continues to hold 1,203,000 shares of XXII stock which is available for sale. On May 2, 2022 24,017 shares were sold and the proceeds from the sale were $46,833. On August 25, 2021 70,000 shares were sold and the proceeds from the sale were $230,296. XXII recently moved from the NYSE to NASDAQ. As of June 30, 2022 XXII is a common shareholder of the Company.

NOTE 10– SUBSEQUENT EVENTS

On July 21, 2022, Dr. Janice Nerger resigned as a member of the Board of Directors of Panacea Life Sciences Holdings, Inc., effective immediately. Dr. Nerger has accepted the position of interim provost at Colorado State University and has decided to focus on her new position.

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

Panacea, the Company’s subsidiary after the share exchange, which was founded by Leslie Buttorff in 2017 as a woman-owned business, attracted a $14 million investment from 22nd Century Group, Inc., or XXII, a plant biotechnology company which also has a focus on CBD products and technology, during 2019. XXII has retained a 15% stake in the Company following the share exchange. Through Panacea, we are dedicated to developing and producing the highest-quality, most medically relevant, legal, hemp-derived cannabinoid products for consumers and pets. Beginning at a farm Panacea has the option to own a parcel of the farm located at Needle Rock, Colorado and leases laboratory space within a 51,000 square foot, state-of-the-art, cGMP, extraction, manufacturing, testing and fulfillment center located in Golden, Colorado, Panacea operates in every segment of the CBD product value chain. From cultivation to finished goods, Panacea ensures its products with stringent testing protocols employed at every stage of the supply chain. Panacea endeavors to offer pure natural remedies within product lines for every aspect of life: PANA Health®, PANA Beauty®, PANA Sport®, PANA Pet®, PANA Pure® and PANA Life®

As of June 30, 2022, Panacea sells over 60 different product SKUs of CBD and CBG products. In addition, we offer “white label” licensing to retail businesses and contract manufacturing services to smaller CBD companies and softgel manufacturing to nutraceutical companies.

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

Our Industrial Hemp Supply

In 2019, Panacea acquired Needle Rock Farms (NRF) in Crawford, Colorado. Our 2020 hemp crop was grown at NeedleRock Farms. Also, in December, 2019 XXII made a $14 million investment in Panacea which consisted of $7 million in preferred stock and $7 million in convertible debt. XXII also was to provide an additional $10 million in funding at a later point in time. On June 30, 2021 Panacea and XXII agreed to dissolve the agreement and agreed on the following: the preferred stock was converted to common stock; a $4.3 million loan was secured against the laboratory space owned by J&N Real Estate, LLC (owned by Panacea’s CEO), the NRF and equipment would be transferred to XXII in exchange for a reduction of $2.2 million in convertible debt, 10 acres of the farm would be sub platted to Panacea, $500,000 in hemp would be delivered from the 2021 crop yield, and a 15-year agreement for hemp supply would be finalized after the deal was completed. In 2021 XXII was the grower at NRF and achieved USDA Organic certification for the farm. As of the date of this Report, XXII has not delivered the $500,000 of hemp to Panacea, nor have we closed on the 10 acres plot of land. However, we also have the 2020 NRF crop and several hemp tolling contracts in which the output of crude and or distillate is shared with the growers to process.

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

Results of Operations

Set forth below is the discussion of the results of operations of the Company for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The information which follows relates to the operations of Panacea which under applicable accounting rules are treated as the operation of the Company.

Three Months Ended June 30, 2022 and 2021

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

Our revenues for the three months ended June 30, 2022, increased by $155,976, or 50%, to $469,472 as compared to $ 313,496 for the three months ended June 30, 2021. The increase in sales in 2022 was due primarily to more retail customers and increased production from toll-arrangement deals.

Cost of Sales

Cost of sales for the three months ended June 30, 2022, increased by $82,854 or 33% to $331,500 as compared to $248,646 for the three months ended June 30, 2021. The increase in cost of sales was due primarily to increased raw material costs and increased sales. The primary components of cost of sales include the cost of manufacturing the CBD products.

Operating Expenses

Operating expenses for the three months ended June 30, 2022, decreased by $126,290, or 8%, to $1,377,974 as compared to $1,504,264 for the three months ended June 30, 2021. This is due to decreases in general and administrative expenses.

Production related operating expenses for the three months ended June 30, 2022, increased by $4,254 to $1,173,294 as compared to $1,169,040 during the three months ended June 30, 2021. The insignificant increase in production related operating expenses is primarily due to increased salary and labor costs.

General and administrative expenses for the three months ended June 30, 2022, decreased by $130,544, or 39%, to $204,680 as compared to $335,224 during the three months ended June 30, 2021. The increase in general and administrative costs is primarily due to decreased legal and audit costs.

Other income (expense)

Other income for the three months ended June 30, 2022, decreased by $2,188,427 or 149% to ($721,799) as compared to $1,466,628 for the three months ended June 30, 2021. The decrease in other income is primarily due to the unrealized loss of XXII’s marketable securities held and increased interest expense.

Six Months Ended June 30, 2022 and 2021

Net Revenues

We are principally engaged in the business of producing and selling products made from industrial hemp. Revenue consists of sales of our six category of brand products, white label and contract manufacturing sales to other CBD companies, raw material sales (distillate and isolate), tolling products, and leasing space. We also have revenue from the sale of our Personal Protection Equipment (PPE) inventory and non-CBD nutraceutical companies but these are insignificant at this time.

Our revenues for the six months ended June 30, 2022, increased by $110,312, or 13%, to $935,946 as compared to $825,634 for the six months ended June 30, 2021. The increase in sales in 2022 was due primarily to more retail customers and increased production from toll-arrangement deals.

Cost of Sales

Cost of sales for the three months ended June 30, 2022, increased by $119,108, or 21% to $697,591 as compared to $578,483 for the six months ended June 30, 2021. The increase in cost of sales was due primarily to increased raw material costs and increased sales. The primary components of cost of sales include the cost of manufacturing the CBD products.

Operating Expenses

Operating expenses for the six months ended June 30, 2022, increased by $348,100, or 13%, to $3,126,341 as compared to $2,778,241 for the six months ended June 30, 2021. This is due to increases in both operating expenses and general and administrative expenses.

Production related operating expenses for the six months ended June 30, 2022, increased by $304,138, or 14%, to $2,461,111 as compared to $2,156,973 during the six months ended June 30, 2021. The increase in production related operating expenses is primarily due to increased salary and labor costs and increased costs associated with building maintenance.

General and administrative expenses for the six months ended June 30, 2022, increased by $43,962, or 7%, to $665,230 as compared to $621,268 during the six months ended June 30, 2021. The increase in general and administrative costs is primarily due to costs associated with the formation of the Scientific Advisory Board as well as a one-time fee paid for entrance into the Brazil market.

Other income (expense)

Other income for the six months ended June 30, 2022, decreased by $4,785,015 or 163% to ($1,856,061) as compared to $2,920,984 for the six months ended June 30, 2021. The decrease in other income is primarily due to the unrealized loss of the XXII marketable securities held.

Liquidity and Capital Resources

Cash flows from operating activities

The largest source of operating cash is from our customers. A large majority of our customers purchase CBD on-line, so credit card payments are collected and paid within 1-2 business days. Other white label and contract manufacturing customers pay before the products are released. Some larger customers have either net 10-, 2%- or 30-day net terms. Net cash used in operating activities was $1,165,501 and $1,939,699 for six months ended June 30 for 2022 and 2021, respectively. Approximately $3.1 million of our $4.7 million net loss in 2022 was non-cash.

Cash flows from investing activities

Cash outlay for the acquisition of fixed assets comprised the majority of this category and were $29,229 and $268,986 for the six months ended June 30, 2022 and 2021, respectively.

Cash flows from financing activities

Net cash provided by financing activities for the six months ended June 30, 2022 was $1,153,027. For the same period in 2021 the financing was $1,717,041 . In both years the primary financing was cash provided by Company’s CEO. In 2022 there was a cash payment received of $253,791 from the paycheck loan program.

As of August 2, 2022 we had $2.203 million in cash and liquid stock of XXII. The Chief Executive Officer of the Company holds the XXII shares pursuant to the pledge agreement and has the power at any time to permit the Company to sell the shares to provide working capital. In May 2022, 24,017 shares were sold for working capital, and in August 2021, 70,000 shares were sold for working capital. Panacea has borrowed substantial sums from Leslie Buttorff, our Chief Executive Officer, to meet its working capital obligations. [As of June 30, 2021 Panacea owed an affiliate of Ms. Buttorff a 12% demand promissory note for $4.063 million and also held a 10% demand promissory note for $1.624 million secured by a pledge of certain XXII common stock owned by Panacea. On July 1, 2021, the Company issued a $1 million line of credit note at 10% annual rate, which Ms. Buttorff has extended to January, 2023 and increased the line of credit to $2.0 million.

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

Off Balance Sheet Arrangements

As of June 30, 2022, we had no material off-balance sheet arrangements.

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

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the effectiveness of our products, studies regarding the long term effects of COVID-19, future studies that we may conduct , our operations in the hemp industry through Panacea, our expected revenue growth, proposed federal legislation and its potential impact on the CBD industry, our business relationship with XXII, our plans to raise capital, and our liquidity. Words such as “expects,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” “may,” “intends,” “targets” and similar expressions or variations of such words are intended to identify forward-looking statements but are not the exclusive means of identifying forward-looking statements in this Report. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. All statements other than statements about historical facts are statements that could be deemed forward-looking statements, including, but not limited to, statements that relate to our future revenue, product development, customer demand, market acceptance, growth rate, competitiveness, gross margins, and expenditures.

Although forward-looking statements in this Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Further information on the risks and uncertainties affecting our business is contained in our filings with the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. Such risks, uncertainties and changes in condition, significance, value, and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report and are based on information currently and reasonably known to us. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that may arise after the date of this Report, other than as required by law. Readers are urged to carefully review and consider the various disclosures made in this Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

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

We filed suit in District Court in and for Osage, County, Oklahoma on December 19, 2019. We have sued Defendants, Mike Fisher, in his official capacity as Osage County District Attorney ex rel. State of Oklahoma as an investigating and/or prosecuting body, Eddie Virden in his official capacity as the Sheriff of the City of Osage as holder of the property, and the City of Pawhuska as the property seizing body, (collectively the “Government Defendants”) for the return of approximately 17,000 pounds of industrial hemp (the “Property”). We believe we were entitled to possession of the Property pursuant to an August 23, 2018, contract between us and Blue Circle Development, LLC (“BCD”), wherein we agreed to pay and BCD agreed to deliver the Property according to certain terms. Plaintiff performed pursuant to the contract and is entitled to possession of the Property. We believe the Government Defendants wrongfully detained the Property and is responsible for damages to the Property and to us. On or about May 4, 2020, the Government Defendants improperly released the Property to BCD in violation of a Court Order. We have asserted claims against the Government Defendants for interference with the Court Order and BCD for improperly intercepting the Property from us. The case completed most of the discovery phase including document production and depositions. The parties will complete the discovery phase, potentially engage in dispositive motion briefing, and proceed toward a trial date. The damages claim is over $3.4 million. There is no assurance that we will be successful in our efforts related to this lawsuit or if we are, which amounts we will be able to recover.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS.

During the three months ended June 30, 2022, the Company issued 200,352 shares of the Company’s common stock to various employees of the Company and 2,623 to a vendor. The issuance of the shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933 and Rule 506(b) promulgated thereunder.

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

Panacea Life Sciences Holdings, Inc.

August 15, 2022	/s/ Leslie Buttorff
Leslie Buttorff
Chief Executive Officer

