Form 10-Q
period 2022-09-30
PANACEA LIFE SCIENCES HOLDINGS, INC.
filed 2022-11-14
CIK 1552189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,965,317 shares of common stock, par value $0.0001 per share, outstanding as November 2, 2022.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Panacea Life Sciences Holdings, Inc. and Subsidiary

Consolidated Balance Sheets

	September 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,791	$19,774
Accounts receivable, net	221,919	244,496
Other receivables, related party	500,000	500,000
Inventory	4,412,163	4,264,277
Marketable securities related party	1,115,542	3,791,483
Prepaid expenses and other current assets	197,421	278,328
TOTAL CURRENT ASSETS	6,483,836	9,098,358

Operating lease right-of-use asset, net, related party	3,331,533	3,595,100
Property and equipment, net	7,964,960	8,839,982
Intangible assets, net	15,351	61,401
Goodwill	2,188,810	2,188,810
TOTAL ASSETS	$19,984,490	$23,783,651

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,306,408	$1,685,825
Operating lease liability, current portion, related party	1,973,684	1,624,090
Note payable-current, related party	8,179,801	6,441,866
Convertible note payable, net	1,255,886	220,005
Paycheck protection loan, SBA Loan	99,100	99,100
TOTAL CURRENT LIABILITIES:	13,814,879	10,070,886

Operating lease liability, long-term portion, related party	3,078,254	3,347,335
Other long-term liabilities, related party	3,531,264	3,263,028
TOTAL LIABILITIES	20,424,397	16,681,249

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Series A Preferred Stock: $0.0001 Par Value, 1,000 shares designated; 350 and 0 shares issued and outstanding on September 30, 2022 and December 31, 2021 respectively.	-	-
Series B-1 Preferred: $0.0001 Par Value, 32,000,000 shares designated; 1,500,000 and 1,500,000 shares issued and outstanding on September 30, 2022 and December 31, 2021 respectively.	150	150
Series B-2 Preferred: $0.0001 Par Value, 6,000,000 shares designated; 6,000,000 and 6,000,000 shares issued and outstanding on September 30, 2022 and December 31, 2021 respectively.	600	600
Series C Preferred: $0.0001 Par Value, 1,000,000 shares designated; 1,000,000 and 1,000,000 shares issued and outstanding on September 30, 2022 and December 31, 2021 respectively.	100	100
Series C-1 Preferred: $0.0001 Par Value, 10,000 shares designated and 10,000 and 10,000 shares issued and outstanding on September 30, 2022 and December 31, 2021 respectively.	1	1
Series C-2 Preferred: $0.0001 Par Value, 10,000 and 0 shares designated and 10,000 and 10,000 shares issued and outstanding on September 30, 2022 and December 31, 2021 respectively.	1	1
Series D Preferred: $0.0001 Par Value, 10,000 shares designated and 10,000 and 10,000 shares issued and outstanding on September 30, 2022 and December 31, 2021 respectively.	1	1
Common Stock: $0.0001 Par Value, 650,000,000 shares authorized; 14,965,317 and 14,073,708 shares issued and outstanding on September 30, 2022 and December 31, 2021 respectively.	1,496	1,407
Additional paid in capital	23,760,704	23,865,155
Accumulated deficit	(24,202,960)	(16,765,013)
TOTAL STOCKHOLDERS’ EQUITY	(439,907)	7,102,402

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,984,490	$23,783,651

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Panacea Life Sciences Holdings, Inc. and Subsidiary

Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUE	$366,244	$588,040	$1,302,190	$1,413,674
COST OF SALES	318,918	305,025	1,016,509	883,508
GROSS PROFIT	47,326	283,015	285,681	530,166

OPERATING EXPENSES
Production related operating expenses	1,174,529	1,250,434	3,635,640	3,407,407
General and administrative expenses	261,506	290,638	926,736	911,906
TOTAL OPERATING EXPENSES	1,436,035	1,541,072	4,562,376	4,319,313

LOSS FROM OPERATIONS	(1,388,709)	(1,258,057)	(4,276,695)	(3,789,147)

OTHER INCOME (EXPENSES)
Interest expense	(597,935)	(174,727)	(1,669,215)	(781,671)
Unrealized gain (loss) on marketable securities, net	(1,446,848)	(2,303,218)	(2,651,925)	848,533
Realized gain on sale of securities	-	160,296	22,816	160,296
Other income (loss)	-	-	27,598	-
Employer retention credit	-	190,338	253,791	190,338
Rental Income	58,046	58,410	174,137	221,328
Loss on sale of assets	-	-	-	(297,351)
Gain on extinguishment of debt	681,546	237,202	681,546	755,782
TOTAL OTHER INCOME (EXPENSE)	(1,305,191)	(1,831,699)	(3,161,252)	1,097,255

INCOME (LOSS) BEFORE INCOME TAXES	(2,693,900)	(3,089,756)	(7,437,947)	(2,691,892)

TAXES	-	-	-	-

NET INCOME (LOSS)	$(2,693,900)	$(3,089,756)	$(7,437,947)	$(2,691,892)
Per-share data
Basic and diluted loss per share	$(0.18)	$(0.18)	$(0.50)	$(0.16)
Weighted average number of common shares outstanding	14,862,077	16,915,706	14,862,077	16,915,706

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Panacea Life Sciences Holdings, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

	Three Months Ended September 30, 2022
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of June 30, 2022	8,530	$853	14,965,317	$1,497	$23,760,704	$(21,509,060)	$2,253,993
Shares issued for acquisition	-	-	-	-	-	-	-
Issuance of common shares for services			-	-			-
Net Income (Loss)	-	-	-	-	-	(2,693,900)	(2,693,900)
Balance as of September 30, 2022	8,530	$853	14,965,317	$1,497	$23,760,704	$(24,202,960)	$(439,907)

	Nine Months Ended September 30, 2022
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	8,530,350	$853	14,073,708	$1,407	$23,865,155	$(16,765,013)	$7,102,402
Shares issued in respect of the merger	-	-	834,331	83	(83)	-	-
Issuance of common shares for services			57,278	6	54,994		55,000
Conversion of Series A Preferred to convertible debt and warrants	(350)				(159,362)		(159,362)
Net Loss	-	-	-	-	-	(7,437,947)	(7,437,947)
Balance as of September 30, 2022	8,530,000	$853	14,965,317	$1,497	$23,760,704	$(24,202,960)	$(439,907)

	Three Months Ended September 30, 2021
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of June 30, 2021	8,520,450	$852	21,321,613	$2,132	$23,066,921	$(11,584,750)	$11,485,155
Series A Preferred stock conversion to common stock	(100)	-	71,429	7	(7)	-	-
Net Loss	-	-	-	-	-	(3,089,756)	(3,089,756)
Balance as of September 30, 2021	8,520,350	$852	21,393,042	$2,139	$23,066,914	$(14,674,506)	$8,395,399

	Nine Months Ended September 30, 2021
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	1,020,000	$102	16,915,706	$1,692	$18,689,119	$(11,982,614)	$6,708,299
Shares issued for acquisition	7,500,450	750	4,405,907	440	4,377,802	-	4,378,992
Series A Preferred stock conversion to common stock	(100)	-	71,429	7	(7)	-
Net Loss	-	-	-	-	-	(2,691,892)	(2,691,892)
Balance as of September 30, 2021	8,520,350	$852	21,393,042	$2,139	$23,066,914	$(14,674,506)	$8,395,399

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Panacea Life Sciences Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2022	2021

Cash flows from operating activities
Net income (loss)	$(7,437,947)	$(2,691,892)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,240,281	1,280,324
Realized gain on sale of securities	(22,816)	(160,296)
Unrealized (gain)/loss on marketable securities	2,651,925	(848,533)
Fixed Asset Disposal Loss	-	297,351
Non cash settlement of convertible note and accrued interest	(253,791)	(752,751)
Amortization of intangible assets	46,050	46,050
Amortization of debt discount and non-cash interest expense	876,519	-
Changes in operating assets and liabilities
Accounts receivable	22,577	(367,793)
Inventory	(147,886)	(628,011)
Prepaid expense and other assets	80,907	(166,221)
Accounts payable and accrued expenses	723,521	955,493
Operating lease liability, net	344,080	344,076
Net cash used in operating activities	(1,876,580)	(2,692,203)

Cash flows from investing activities
Net cash received from acquisition	-	9,157
Proceeds from sale of marketable securities	46,832	230,296
Proceeds from sale of fixed assets	-	446,026
Net fixed asset acquisitions	(144,961)	(172,397)
Net Cash provided by (used in) investing activities	(98,129)	513,082

Cash flows from financing activities
Proceeds from payroll protection loan, SBA loan	253,791	243,041
Payments of principal on notes payable	(637,978)	(135,000)
Proceeds from Notes payable - related party	2,375,913	2,001,201
Cash provided by financing activities	1,991,726	2,109,242
Net increase (decrease) in Cash and Cash Equivalents	17,017	(69,879)
Cash and Cash Equivalents, Beginning of Period	19,774	84,379
Cash and Cash Equivalents, End of Period	$36,791	$14,500

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes during the year	$-	$-
Interest payments during the year	$-	$-

Noncash investing and financing activity
Non-cash Receivable - related party	$-	$(500,000)
Related party loan repayment with inventory	$-	$4,693,367
Non-cash fixed asset disposal as part of the reverse acquisition	$-	$3,058,457
Conversion of Preferred A shares to Note Payable	$385,000	$-
Issuance of Common Stock for services	$55,000	$-
Capitalized assets purchased on account - related party	$220,299	$343,979
Liabilities from acquisition	$-	$1,096,782
Debt retired in merger, related party	$-	$(12,718,441)
Preferred Series B-1 Issuance in Acquisition	$-	$150
Preferred Series B-2 Issuance in Acquisition	$-	$600
Common stock issued for the reverse merger with Exactus	$-	$4,369,085

The accompanying notes are an integral part of these financial statements.

PANACEA LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial information, which includes consolidated unaudited interim financial statements and present the consolidated unaudited interim financial statements of the Company and its wholly-owned subsidiary as of September 30, 2022. Accordingly, they do not include all the information and notes required by accounting principles generally accepted in the United States of America. All intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, stockholders’ equity and cash flows as of September 30, 2022, and 2021, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Operating results for the three months ended September 30, 2022, and 2021 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2022. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

Going concern

These unaudited condensed consolidated financial statements are presented on the basis that the Company will continue as a going concern. Panacea has combined with Panacea Life Sciences Holdings, Inc. (formerly Exactus), so the below items reflect the consolidated company. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since our inception in late 2017, we have generated losses from operations. As of September 30, 2022, our accumulated deficit was $24.2 million, and we had $1.152 million in cash and liquid stock. As of September 30, 2022 the shares of common stock we hold in 22nd Century Group, Inc. (1,203,000 shares) (Nasdaq: XXII) (“XXII”) was valued at approximately $1.116 million. The XXII stock is pledged to secure a $4.063 million promissory note in favor of Quintel-MC, Incorporated (“Quintel”) and a $1.686 million promissory note in favor of Leslie Buttorff, CEO of the Company. Quintel-MC, Inc. is owned by the CEO. These items are shown on the balance sheet as related party loans. These factors raise doubt about the Company’s ability to continue as a going concern for a period of 12 months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve or maintain profitable operations or become cash flow positive or raise additional debt and/or equity capital. In addition, due to insufficient revenue, we will need to obtain further funding through public or private equity offerings, debt financing, collaboration arrangements or other sources in order to maintain active business operations. We currently do not have sufficient cash flow to pay our ongoing financial obligations on a consistent basis. The issuance of any additional shares of Common Stock, preferred stock or convertible securities could be substantially dilutive to our shareholders. In addition, adequate additional funding may not be available to us on acceptable terms, or at all. These unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Also, in November 2021, the Company closed a $1.1 million convertible note and warrants financing and received $1 million.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. There were no cash equivalents. The Company places its cash and cash equivalents with high-quality financial institutions. At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. On September 30, 2022, the Company’s cash balances did not exceed the FDIC limit.

Accounts Receivable

Accounts receivable are generally unsecured. The Company establishes an allowance for doubtful accounts receivable based on the age of outstanding invoices and management’s evaluation of collectability. Accounts are written off after all reasonable collection efforts have been exhausted and management concludes that likelihood of collection is remote. Any future recoveries are applied against the allowance for doubtful accounts. An allowance of $10,000 was taken at the beginning of 2022 to allow for any doubtful accounts to be expensed. As of September 30, 2022 $9,144 of this allowance was expensed. The Company’s accounts receivable policy changed in 2021 to only provide larger, well-established companies with Net 30 payment terms. For all other sales they are paid by credit card or wires received before the product is shipped to the customer.

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

The following table shows, by level within the fair value hierarchy, the Company’s assets and liabilities at fair value on a recurring basis as of September 30, 2022 and December 31, 2021:

	September 30, 2022				December 31, 2021
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Marketable securities	$1,115,542	$1,115,542	$-	-	$3,719,483	$3,719,483	$-	$-
Total	$1,115,542	$1,115,542	$-	$-	$3,719,483	$3,719,483	$-	$-

In May 2022 there was one sale of marketable securities out of Level 1. On May 2, 2022, 24,017 shares of XXII securities were sold at an average price of $3.29. The net proceeds were $46,833, which was a gain recorded of $22,816. The following table is a schedule of the Company’s marketable securities. The following table is schedule of the Company’s marketable securities:

September 30, 2022
Balance at beginning of year	$3,791,483
Sale of Securities	46,833
Unrealized loss on marketable securities, net	(2,629,108)
Balance at end of period	$1,115,542

As of September 30, 2022, the Company has no liabilities that are re-measured at fair value.

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

Intangible Assets and Goodwill

The Company has intangible assets. Goodwill is comprised of the purchase price of business combinations in excess of the fair market value assigned at acquisition to the tangible and intangible assets acquired. Goodwill is not amortized. The Company tests goodwill for impairment on an annual basis. The Company performed its most recent goodwill impairment using a discounted cash flow analysis and found that the fair value exceeded the carrying value. It has $2.189 million of goodwill from the acquisition of the assets of Phoenix Life Sciences, Inc. (“Phoenix”) in October 2017 and intangible assets of $0.015 million as of September 30, 2022 and $0.061 million for as of December 31, 2021. In the acquisition of Phoenix, the Company acquired product formulas which is classified as an intangible asset.

The following table is a schedule of the Company’s intangible assets and goodwill:

Estimated Life
Goodwill from Phoenix Acquisition	Tested Yearly for Impairment
Intangibles – Formulations	5 Years

	September 30, 2022	December 31, 2021
Goodwill	$2,188,810	$2,188,810
Intangibles – Formulations	307,001	307,001
Less accumulated amortization	(291,650)	(245,600)
Net intangible assets	$15,351	$61,401

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

Some of the Company’s contract liabilities consist of advance customer payments. Contract liability results from transactions in which the Company has been paid for products by customers, but for which all revenue recognition criteria have not yet been met. Once all revenue recognition criteria have been met, the contract liabilities are recognized. The Company recorded $251,125 and $24,585 in advanced customer payments as of September 30, 2022 and December 31, 2021, respectively, and these amounts are included in the balance sheet line item of accounts payable and accrued expenses.

The following table shows the Company’s advanced customer payments:

	September 30, 2022	December 31, 2021
Balance, beginning of period	$24,585	$121,300
Payments received for unearned revenue	283,591	41,465
Revenue earned	57,051	138,180

Balance, end of period	$251,125	$24,585

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

The Company also has recorded other income related to rental income it receives from leasing out space in the laboratory it occupies and formulation services it performs for its manufacturing customers.

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with ASC 606. The amounts charged to customers for shipping products are recognized as revenues and the related freight costs of shipping products are classified in general and administrative costs as incurred. Shipping costs are included as a component of general and administrative expenses and were $25,732 and $12,603 for the nine months ended September 30, 2022, and 2021, respectively. Shipping costs were $7,767 and $3,778 for the three months ended September 30, 2022, and 2021, respectively.

Advertising & Marketing

Advertising costs are expensed when incurred and are included in advertising and promotional expense in the accompanying statements of operations. Included in this category are expenses related to public relations, investor relations, new package design, website design, design of promotional materials, cost of trade shows, cost of products given away as promotional samples, and paid advertising. The Company recorded advertising and marketing costs in general and administrative expenses and were $134,930 and $237,288 for the nine months ended September 30, 2022, and 2021, respectively. Advertising and marketing costs were $36,822 and $47,051 for the three months ended September 30, 2022, and 2021, respectively.

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

The Business Combination on June 30, 2021 was accounted for as a recapitalization of equity structure. In October 2021 the Company completed 1-for-28 reverse stock split. Pursuant to GAAP, the Company retrospectively recasted the weighted-average shares included within its condensed consolidated statements of operations for the nine months ended September 30, 2021. The basic and diluted weighted-average Panacea ordinary shares are retroactively converted to shares of the Company’s common stock to conform to the recasted condensed consolidated statements of stockholders’ equity.

The following financial instruments were not included in the diluted loss per share calculation for the nine months ended September 30, 2022, and 2021 because their effect was anti-dilutive:

	For the nine months ended September 30,
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

NOTE 3 – PROPERTY, EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property and equipment, net including any major improvements, are recorded at historical cost. The cost of repairs and maintenance is charged against operations as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, generally as follows:

Estimated Life
Computers and technological assets	3 – 5 Years
Furniture and fixtures	3 – 5 Years
Machinery and equipment	5 – 10 Years
Leasehold improvement	10 Years

Property and equipment, net consists of the following:

	September 30, 2022	December 31, 2021
Computers and technological assets	$3,734,720	$3,514,421
Furniture and fixtures	55,950	55,950
Machinery and equipment	7,666,622	7,530,787
Land	92,222	92,222
Leasehold improvements	1,508,915	1,508,915
Total	13,058,429	12,702,295
Less accumulated depreciation	(5,093,469)	(3,862,313)
Total property and equipment, net	$7,964,960	$8,839,982

Depreciation expenses were $1,240,281 and $1,280,324 for the nine months ended September 30, 2022 and 2021, respectively. Depreciation expenses were $421,695 and $392,485 for the three months ended September 30, 2022 and 2021, respectively.

NOTE 4 - INVENTORY

Inventory consists of the following components:

	September 30, 2022	December 31, 2021
Raw Materials	$967,523	$970,393
Semi-Finished	1,671,144	1,466,763
Finished Goods	1,753,521	1,805,779
Packaging	19,975	15,549
Trading	0	5,793
Total	$4,412,463	$4,264,277

Inventories are stated at lower of cost or net realizable value using the standard costing method for its work in process and finished goods. For its raw materials, trading goods, and packaging supplies, the Company utilizes the moving average method for costing purposes and FIFO. At this time there are no inventory reserves required.

NOTE 5 – OPERATING LEASE RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES – RELATED PARTY

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

Below is a summary of our right of use assets and liabilities as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Right-of-use assets	$3,331,533	$3,595,100

Present value of operating lease liabilities	$3,434,571	$3,692,392
Less: Long-term portion of operating lease liability	(3,078,254)	(3,347,335)
Short-term portion of operating lease liability	356,317	345,057
Unpaid balances	1,617,359	1,279,033
Total short-term lease liability obligations	$1,973,676	$1,624,090
Weighted-average remaining lease term (Ends December 31, 2030)	8.25 years	9 years

Weighted-average discount rate		3.0%

During the three and nine months ended September 30, we recognized approximately $114,693 and $344,079 respectively in operating lease costs for both 2022 and 2021. Operating lease costs are included in operating expenses in our consolidated statement of operations.

Approximate future minimum lease payments for our right of use assets over the remaining lease periods as of September 30, 2022, are as follows:

Remainder of 2022	112,778
2023	455,622
2024	460,178
2025	464,780
2026	469,427
Thereafter	1,925,123
Total undiscounted operating lease payments	3,887,908
Less: Imputed interest	(453,337)
Present value of operating lease liabilities	$3,434,571

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

The Company calculated the fair value of the Warrants using the Black Scholes method as $877,261 and recorded their fair value along with the $100,000 original issue discount and relates issuance costs of $20,249 as a debt discount which will be amortized using the straight-line method over the one year note period. Amortization of the debt discount for the year ended December 31, 2021 amounted to $117,515. The loan balance, net of discount was $220,005 as of December 31, 2021. Amortization of the debt discount for the three and nine months ended September 30, 2022, was $251,427 and $746,083, respectively, and was recorded as interest expense. The debt discount balance at September 30, 2022, was $133,912s.

On March 3, 2022, the Company entered into an Exchange Agreement (the “Agreement”) with an institutional investor (the “Investor”) pursuant to which the Company agreed to issue a 10% original issue discount senior convertible promissory note in the principal amount of $385,000 (the “Second Note”) and five-year warrants to purchase 275,000 shares of the Company’s common stock, par value $0.0001 per share at an exercise price of $1.40 per share (the “Warrants”) in exchange for 350 shares of the Company’s Series A Convertible Preferred Stock (“Series A”). The Second Note matures on March 3, 2023. The Agreement was entered into after the Investor exercised the most favored nations rights contained in Section 7(b) of the Company’s Certificate of Designation of Preferences, Rights and Limitations of the Series A in connection with the consummation of a private placement with the Purchaser on November 18, 2021. The warrant fair value of $190,638 and the original issue discount of $35,000 were treated as a discount to the Second Note and will be amortized over the term of the Second Note. Amortization of the debt discount for the three and nine months ended September 30, 2022, was $56,873 and $130,437, respectively, and was recorded as interest expense. The debt discount balance at September 30, 2022, was $95,201.

Paycheck Protection Program Funding U.S. Small Business Administration Loan

On May 28, 2020, the Company received a secured, 30-year, Economic Injury Disaster Loan in the amount of $99,100 from the U.S. Small Business Administration. The loan carries interest at a rate of 3.75% per year, requires monthly payments of principal and interest, and matures in 30 years. Installment payments, including principal and interest, of $483 monthly, will begin 12 months from the date of the promissory Note. The SBA loan is secured by a security interest in the Company’s tangible and intangible assets. The loan proceeds were used as working capital to alleviate economic injury caused by the Covid-19 disaster occurring in the month of January 31, 2020 and continuing thereafter. As of September 30, 2022 the current principal balance of this note amounted to $99,100 and accrued interest was approximately $2,047.

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

On June 30, 2021, the Company issued its CEO, Ms. Buttorff, a 10% promissory note in the amount of $1,624,000 (the “Buttorff Note”). The Buttorff Note was secured by a pledge of certain XXII common stock owned by the Company (See Note 2 Going concern). This demand note replaced a prior working capital note that the Company had issued on January 1, 2021. On July 1, 2021, the Company issued Ms. Buttorff a 10%, $1 million line of credit note at 10% annual rate which Ms. Buttorff has increased that expired in January 2022, which Ms. Buttorff has extended (see Note 6 – Notes Payable – Buttorff Note). In January 2022, the Buttorff line of credit was increased to $1.5 million, then increased again in April to $3.0 million and is now due on January 31, 2024. To date the balance due is $2,431,403.

On June 30, 2021 the $7 million of convertible debt (“XXII Debt”) was retired in exchange for a portion of the Needle Rock Farm ($2.2 million), $500,000 was converted to common stock and J&N Real Estate Company assumed a $4.3 million loan credited against preferred Panacea stock.

Below is a summary of our notes payable as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Quintel Note	$4,062,713	$4,062,713
CEO Notes	4,117,088	2,379,153
Total related party notes	$8,179,801	$6,441,866

Other long-term liabilities, related party

The Company has recorded a related party liability (“Fixed Asset Loan”) in the amounts of $3,017,874 and $2,749,638 as of September 30, 2022 and December 31, 2021, respectively, relating to SAP software and support fees which were paid by an affiliate company of the CEO. The balance bears interest of 6% and the maturity date has not yet been determined.

In 2020, the Company recorded an additional related party liability in the amount of $513,390 in respect to certain building improvements, due to J&N Real Estate Company (a company owned by the CEO) (“J&N Building Loan”). This balance bears no interest, and the maturity date has not yet been determined.

	September 30, 2022	December 31, 2021
Other long-term liabilities, related party
Fixed Asset Loan	$3,017,874	$2,749,638
J&N Building Loan	513,390	513,390
Total	$3,531,264	$3,263,028

NOTE 7 - STOCKHOLDERS’ EQUITY

Common stock

The Company’s authorized common stock consists of 650,000,000 shares with a par value of $0.0001 per share.

During the three and nine months ended September 30, 2022, the Company issued 0 and 834,331 shares of common stock in respect of the share exchange effected in 2021.

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

Stock Options

A summary of the stock option activity is presented below:

	Options Outstanding as of September 30, 2022
	Number of Shares Subject to Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Balance on December 31, 2021	196,491	$3.51	3.20	$
Options granted	-	-	-		-
Options exercised	-	-	-		-
Options canceled / expired	-	-	-		-
Balance at September 30, 2022	196,491	$3.51	2.55	$

Vested and exercisable at September 30, 2022	196,491	$3.51	2.55	$

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

As of September 30, 2022, the Company also had outstanding warrants to purchase an aggregate of 56,377 shares of common stock. These warrants were previously issued by the Company prior to the exchange agreement.

The Company’s outstanding warrants as of September 30, 2022 are summarized as follows, and all were exercisable at that date.

A summary of the Company’s outstanding warrants is presented below:

	Warrants Outstanding as of September 30, 2022
	Number of Shares Subject to Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Balance on December 31, 2021	56,377	$13.64	2.01	-
Options granted	275,000	-	-	-
Options exercised	-	-	-	-
Options canceled / expired	-	-	-	-
Balance at September 30, 2022	331,377	$3.48	3.91	$-

Vested and exercisable at September 30, 2022	331,377	$3.48	3.91	$-

As of September 30, 2022, the outstanding warrants have no intrinsic value.

Restricted Stock

A summary of the restricted stock activity is presented below:

Restricted Stock Common Stock
Balance at December 31, 2021	107,993
Balance at September 30, 2022	107,993

As of September 30, 2022, there were no unamortized or unvested stock-based compensation costs related to restricted share arrangements.

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Legal Matters

In the ordinary course of business, the Company enters into agreements with third parties that include indemnification provisions which, in its judgment, are normal and customary for companies in the Company’s industry sector. These agreements are typically with business partners, and suppliers. Pursuant to these agreements, the Company generally agrees to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to the Company’s products, use of such products, or other actions taken or omitted by us. The maximum potential number of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, the Company has no liabilities recorded for these provisions as of September 30, 2022.

Concentrations

The Company has no contingencies, material commitments, or purchase obligations or sales obligations.

On the revenue side, in the three months ended September 30, 2022, we have a concentration of three customers. One is a customer that purchases refined oils and represents 18% of revenue. One is a contract manufacturing customer who represents 12% of revenue. One is a is a tolling partner who represents 10% of revenue.

The other concentration is in the accounts receivable category, where three customer accounts for 74% of the accounts receivable. One of the three customer contracts is unique in that we produced all of the products for them to sell, and they pay Panacea as the items are sold in the ecommerce marketplace. Thus, until their inventory is depleted, we will have accounts receivable. This customer receivable is 33% of the 74%.

NOTE 9 - RELATED PARTY TRANSACTIONS

Notes Payable and Accrued Interest – Related Parties

For information on related party loans to the Company and other related party transactions, see Notes 5 and 6, Operating Lease and Notes Payable.

The accrued interest and interest expenses recorded for related party loans are shown below.

	September 30, 2022	December 31, 2021
Accrued Interest
Related party loan-Quintel	$653,971	$249,939
Related party loan-CEO loan	223,457	86,060
Related party loan – Line of credit	181,772	29,235

	Three months ended September 30, 2022	Nine months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2021
Interest Expense
Related party loan-Quintel	$138,717	$404,032	$123,104	$645,628
Related party loan-CEO loan	46,944	137,397	42,494	102,679

Related party loan – Line of Credit	70,702	152,537	9,129	9,129

Other

The Company continues to hold 1,203,000 shares of XXII stock which is available for sale. On May 2, 2022 24,017 shares were sold and the proceeds from the sale were $46,833. On August 25, 2021 70,000 shares were sold and the proceeds from the sale were $230,296. XXII recently moved from the NYSE to NASDAQ. As of September 30, 2022 XXII is a common shareholder of the Company.

NOTE 10 – SUBSEQUENT EVENTS

None.

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

Panacea, the Company’s subsidiary after the share exchange, which was founded by Leslie Buttorff in 2017 as a woman-owned business, attracted a $14 million investment from 22nd Century Group, Inc., or XXII, a plant biotechnology company which also has a focus on CBD products and technology, during 2019. XXII has retained a 15% stake in the Company following the share exchange. Through Panacea, we are dedicated to developing and producing the highest-quality, most medically relevant, legal, hemp-derived cannabinoid products for consumers and pets. Beginning at a farm Panacea has the option to own a parcel of the farm located at Needle Rock, Colorado and leases laboratory space within a 51,000 square foot, state-of-the-art, cGMP, extraction, manufacturing, testing and fulfillment center located in Golden, Colorado, Panacea operates in every segment of the CBD product value chain. From cultivation to finished goods, Panacea ensures its products with stringent testing protocols employed at every stage of the supply chain. Panacea endeavors to offer pure natural remedies within product lines for every aspect of life: PANA Health®, PANA Beauty®, PANA Sport®, PANA Pet®, PANA Pure® and PANA Life®

As of September 30, 2022, Panacea sells over 50 different product SKUs of CBD and CBG products. In addition, we offer “white label” licensing to retail businesses and contract manufacturing services to smaller CBD companies and softgel manufacturing to nutraceutical companies.

In July, 2022 we shifted some of our focus to obtaining more contract manufacturing contracts in the nutraceutical industry. To date we have secured ten new contracts that should start yielding revenues in the 4th quarter.

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

Partnership with Universities

The grand opening of the Panacea Life Sciences Cannabinoid Research Center at Colorado State University was held on October 19, 2021. The first studies at the center are underway for isolation of rare cannabinoids, examining cannabidiol’s effects as described below.

●	Solving Industry Issues
○	Problem: The hemp plant is a hyperaccumulator, meaning trace elements in the soil in which the plant is grown, such as heavy metals, pesticides, and others, are readily absorbed in the plant, potentially contaminating hemp oil and rendering the material unusable.
○	Solution: Using analytical techniques, we have developed a method for complete removal of commonly used pesticides to remediate contaminated hemp oil to produce a safe and usable hemp product. This work has been submitted for publication to the Journal of Cannabis Research in August of this year.

●	Sustainability and Access to Minor Cannabinoids
○	Problem: In addition to CBD and THC, each of the other 118 cannabinoids are anticipated to have unique and beneficial health benefits. However, because they are present at less than 1% in hemp extracts, there are issues in both obtaining sufficient quantities and determining the purity of each of the minor cannabinoids.
○	Solution: The byproduct created during the distillation process of crude hemp oil is typically thrown away to enter the waste stream. In closer examination of the byproduct, the CRC determined that there are substantial minor cannabinoids present, such as cannabidivarin (CBDV), Cannabichromene (CBC), Cannabicyclol (CBL), and Cannabielsoin (CBE). Using the advanced technology in the CRC, the team can now access these low abundance cannabinoids while also assisting Panacea (as a member of Colorado’s Environmental Leadership Program) in attaining its sustainability goals by decreasing waste streams.

●	Supporting Clinical Trials
○	To gain further insight on cannabinoid activity, Panacea and the CRC are collaborating to launch specific clinical trials in several areas. The first two studies have launched this year (2022):
1.	In collaboration with Dr. Stephanie McGrath and Dr. Julie Moreno, to examine CBD effects in a translational model of Alzheimer’s disease. In this study, performed in aged dogs that have cognitive impairment very similar to human AD, not only will CBD be evaluated for ability to slow disease progression, but will be one of the first studies to correlate how much consumed CBD enters the brain.
2.	In collaboration with Dr. Larry Good, a practicing gastroenterologist in New York, Panacea and the CRC have launched an open label study evaluating CBD and CBG for effects on irritable bowel syndrome, a condition affecting over 30 million American with no proven treatment.

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

Results of Operations

Set forth below is the discussion of the results of operations of the Company for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The information which follows relates to the operations of Panacea which under applicable accounting rules are treated as the operation of the Company.

Three Months Ended September 30, 2022 and 2021

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

Our revenues for the three months ended September 30, 2022, decreased by $221,796, or 38%, to $366,244 as compared to $588,040 for the three months ended September 30, 2021. The decrease in sales in 2022 was due primarily to decreased production from hemp toll-arrangement deals and our gearing up for the contract manufacturing nutraceutical business.

Cost of Sales

Cost of sales for the three months ended September 30, 2022, increased by $13,893 or 5% to $318,918 as compared to $305,025 for the three months ended September 30, 2021. The increase in cost of sales was due primarily to increased raw material costs and inventory preparation for the nutraceutical contracts. The primary components of cost of sales include the cost of manufacturing the CBD products.

Operating Expenses

Operating expenses for the three months ended September 30, 2022, decreased by $105,037, or 7%, to $1,436,035 as compared to $1,541,072 for the three months ended September 30, 2021. This is due to decreases in production related operating expenses.

Production related operating expenses for the three months ended September 30, 2022, decreased by $75,905 or 6% to $1,174,529 as compared to $1,250,434 during the three months ended September 30, 2021. The decrease in production related operating expenses is primarily due to decreased subcontract and software costs.

General and administrative expenses for the three months ended September 30, 2022, decreased by $29,132, or 10%, to $261,506 as compared to $290,638 during the three months ended September 30, 2021. The decrease in general and administrative costs is primarily due to decreased legal and audit costs.

Other income (expense)

Other income for the three months ended September 30, 2022, decreased by $526,506 or 29% to ($1,305,191) as compared to ($1,831,699) for the three months ended September 30, 2021. The decrease in other income is primarily due to the unrealized loss of XXII’s marketable securities held and increased interest expense.

Nine Months Ended September 30, 2022 and 2021

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

Our revenues for the nine months ended September 30, 2022, decreased by $111,484, or 8%, to $1,302,190 as compared to $1,413,674 for the nine months ended September 30, 2021, The decrease in sales in 2022 was due primarily to decreased production from toll-arrangement deals.

Cost of Sales

Cost of sales for the nine months ended September 30, 2022, increased by $133,001, or 15% to $1,016,509 as compared to $883,508 for the nine months ended September 30, 2021. The increase in cost of sales was due primarily to increased raw material costs and increased sales. The primary components of cost of sales include the cost of manufacturing the CBD products.

Operating Expenses

Operating expenses for the nine months ended September 30, 2022, increased by $243,063, or 6%, to $4,562,376 as compared to $4,319,313 for the nine months ended September 30, 2021. This is due to increases in both operating expenses and general and administrative expenses.

Production related operating expenses for the nine months ended September 30, 2022, increased by $228,233, or 7%, to $3,635,640 as compared to $3,407,407 during the nine months ended September 30, 2021. The increase in production related operating expenses is primarily due to increased costs associated with building maintenance.

General and administrative expenses for the nine months ended September 30, 2022, increased by $14,830, or 2%, to $826,736 as compared to $911,906 during the nine months ended September 30, 2021. The increase in general and administrative costs is primarily due to costs associated with the formation of the Scientific Advisory Board as well as a one-time fee paid for entrance into the Brazil and Latin America markets.

Other income (expense)

Other income for the nine months ended September 30, 2022, decreased by $4,258,507 or 388% to ($3,161,252) as compared to $1,097,255 for the nine months ended September 30, 2021. The decrease in other income is primarily due to the unrealized loss of the XXII: NASDAQ marketable securities held.

Liquidity and Capital Resources

Cash flows from operating activities

The largest source of operating cash is from our customers. A large majority of our customers purchase CBD on-line, so credit card payments are collected and paid within 1-2 business days. Other white label and contract manufacturing customers pay before the products are released. Some larger customers have either net 10-, 2%- or 30-day net terms. Net cash used in operating activities was $1,876,580 and $2,692,203 for nine months ended September 30 for 2022 and 2021, respectively. Approximately $5.1 million of our $7.4 million net loss in 2022 was non-cash.

Cash flows from investing activities

Cash outlay for the acquisition of fixed assets comprised the majority of this category and were $98,129 and $513,082 for the nine months ended September 30, 2022, and 2021, respectively.

Cash flows from financing activities

Net cash provided by financing activities for the nine months ended September 30, 2022, was $1,991,726. For the same period in 2021 the financing was $2,109,242. In both years the primary financing was cash provided by Company’s CEO. In 2022 there was a cash payment received of $253,791 from the paycheck loan program. In 2021 there was a cash payment received of $190,338 from the same program.

As of October 27, 2022 we had $1.543 million in cash and liquid stock of XXII. The Chief Executive Officer of the Company holds the XXII shares pursuant to the pledge agreement and has the power at any time to permit the Company to sell the shares to provide working capital. Panacea has borrowed substantial sums from Leslie Buttorff, our Chief Executive Officer, to meet its working capital obligations. As of June 30, 2021 Panacea owed an affiliate of Ms. Buttorff a 12% demand promissory note for $4.063 million and also held a 10% demand promissory note for $1.686 million secured by a pledge of certain XXII common stock owned by Panacea. On July 1, 2021, the Company agreed to a $1 million line of credit note at 10% annual rate, which Ms. Buttorff has extended to January, 2024 and increased the line of credit to $3.0 million.

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

Off Balance Sheet Arrangements

As of September 30, 2022, we had no material off-balance sheet arrangements.

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

Although forward-looking statements in this Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Further information on the risks and uncertainties affecting our business is contained in our filings with the SEC, includingour Annual Report on Form 10-K for the fiscal year ended December 31, 2021. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. Such risks, uncertainties and changes in condition, significance, value, and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report and are based on information currently and reasonably known to us. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that may arise after the date of this Report, other than as required by law. Readers are urged to carefully review and consider the various disclosures made in this Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

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

We filed suit in District Court in and for Osage, County, Oklahoma on December 19, 2019. We have sued Defendants, Mike Fisher, in his official capacity as Osage County District Attorney ex rel. State of Oklahoma as an investigating and/or prosecuting body, Eddie Virden in his official capacity as the Sheriff of the City of Osage as holder of the property, and the City of Pawhuska as the property seizing body, (collectively the “Government Defendants”) for the return of approximately 17,000 pounds of industrial hemp (the “Property”). We believe we were entitled to possession of the Property pursuant to an August 23, 2018, contract between us and Blue Circle Development, LLC (“BCD”), wherein we agreed to pay and BCD agreed to deliver the Property according to certain terms. Plaintiff performed pursuant to the contract and is entitled to possession of the Property. We believe the Government Defendants wrongfully detained the Property and is responsible for damages to the Property and to us. On or about May 4, 2020, the Government Defendants improperly released the Property to BCD in violation of a Court Order. We have asserted claims against the Government Defendants for interference with the Court Order and BCD for improperly intercepting the Property from us. The damages claim is over $3 million. The trial date is set for February, 2023.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS.

During the nine months ended September 30, 2022, the Company issued 200,352 shares of the Company’s common stock to various employees of the Company and 2,623 to a vendor. The issuance of the shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933 and Rule 506(b) promulgated thereunder.

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

Panacea Life Sciences Holdings, Inc.

November 14, 2022	/s/ Leslie Buttorff
Leslie Buttorff
Chief Executive Officer

