Form 10-K
period 2022-12-31
PANACEA LIFE SCIENCES HOLDINGS, INC.
filed 2023-03-30
CIK 1552189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2021, was approximately $11,185,976. The aggregate market value gives effect to the closing of the Securities Exchange Agreement dated June 30, 2021 and the 1-for-28 reverse stock split on October 28, 2021.

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,762,342 shares of common stock, par value $0.0001 per share, outstanding as March 15, 2023.

i

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K and other written and oral statements made from time to time by us may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about our new operations in the hemp industry through Panacea, our expected revenue growth, our future plans and developments, proposed federal legislation and its potential impact on the CBD industry, our plans to raise capital, and our liquidity. Words such as “expects,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” “may,” “intends,” “targets” and similar expressions or variations of such words are intended to identify forward-looking statements but are not the exclusive means of identifying forward-looking statements in this Report. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. All statements other than statements about historical facts are statements that could be deemed forward-looking statements, including, but not limited to, statements that relate to our future revenue, product development, customer demand, market acceptance, growth rate, competitiveness, gross margins, and expenditures.

Although forward-looking statements in this Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties discussed under the heading “Risk Factors” within Part I, Item 1A of this Report, and other documents we file from time-to-time with the Securities and Exchange Commission (“SEC”). Such risks, uncertainties and changes in condition, significance, value, and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report and are based on information currently and reasonably known to us. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that may arise after the date of this Report, other than as required by law. Readers are urged to carefully review and consider the various disclosures made in this Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

ii

PART I

Item 1. Business

General

Panacea Life Sciences Holdings, Inc. (PLSH) is holding company structured to support the life sciences and health and wellness industry. Its subsidiary, Panacea Life Sciences, Inc. (PLS) is dedicated to manufacturing, research and producing the highest-quality, hemp-derived cannabinoid, functional mushroom, Kratom and nutraceutical products for consumers and pets. Established in 2017, PLS is a woman-owned and woman-led company. Panacea operates out of its 51,000 square foot, state-of-the-art, cGMP facility in Golden Colorado, focusing on natural plant-based extraction, manufacturing, research, testing and fulfillment services. Panacea operates in every segment of the manufacturing value chain. From cultivation to finished goods, the company ensures its products with stringent GMP standards and testing protocols employed at every stage of the supply chain. Panacea also offers the purest natural remedies within its branded product lines for every aspect of life: PANA Health™, PANA Beauty®, PANA Sport™, PANA Pet®, PANA Pure® and PANA Life™. If you would like more information, please visit www.panacealife.com.

Recent Developments

In June 2022, given the FDA’s lack of clarity regarding the CBD industry, the Company pivoted some of its resources to focus on the nutraceutical industry. The Company made further investments in its softgel line for bovine and vegan softgels. The sales approach has been successful and we have closed over ten different nutraceutical contracts. In this same timeframe we have focused on two other natural plant products—functional mushrooms and kratom. These new areas will continue to be a focus area for Panacea in 2023.

On November 18, 2021, the Company and an institutional investor signed an agreement for a $1.1 million original issue discount convertible note (the “Note”) financing in which the investor is paying $1 million in gross proceeds. The one-year Note is convertible into common stock at $1.40 per share. We also issued the investor 785,715 warrants to purchase common stock at an exercise price of $1.40 per share. The warrants are exercisable over a five-year period beginning May 18, 2022. The loan payoff was made on December 15, 2022 for the amount of $1,115,000.

Our Competitive Analysis

We believe that our competitive advantages are derived from being vertically integrated that allows for extraction, enrichment and manufacturing under a cGMP quality environment: 1) Using pharmaceutical formulation methods to optimize the delivery of various nutraceutical, hemp, mushroom and kratom products, 2) Developing both full spectrum and THC-free products, 3) hemp supply, and 4) utilize Good Manufacturing Practice to produce goods that ensures safe and quality products that deliver consistent dosing. The ability to produce both full spectrum products (those that contain <0.3%) and THC-free products allows us to optimize dosage and delivery to various human conditions.

Industrial hemp extracts are found to have particular application as neuroprotectants, for example in limiting neurological damage and increasing speed of recovery with traumatic brain injury. The cannabinoids have also been reported to treat human disease conditions where currently multiple pharmacological products are needed, e.g., Post Traumatic Stress Disorder (PTSD), or where there is no current cure such as Alzheimer’s, Parkinson’s Disease, and age-related dementia, to name a few. Cannabinoids have a wide range of possible benefits which we are pursuing through clinical trials and studies.

●	Anti-Nausea /Antiemetic
●	Anticonvulsant
●	Antipsychotic
●	Anti-inflammatory
●	Anti-oxidant
●	Anti-tumoral / Anti-cancer
●	Anxiolytic / Anti-depressant
●	Reduces nausea and vomiting
●	Suppresses seizure activity
●	Combats psychosis disorders
●	Combats inflammatory disorders
●	Combats neurodegenerative disorders
●	Combats tumor and cancer cells
●	Combats anxiety and depression

Although numerous reports describe cannabis/hemp extract health benefits the industry lacks sufficient clinical data and quality control to provide patient benefit. We are combining human and pet clinical studies with Good Manufacturing Process manufacturing to generate a panel of products tailored and optimized for specific disease treatment. Our products are designed to optimize formulation with delivery method to maximize health benefits including an intellectual property portfolio enabling development of topical creams, sublingual products, oral soft gel capsules, patches, and sprays. Our products are derived from organic practices industrial hemp grown in Colorado.

Our goals are to research, produce, and distribute products both domestically and internationally that target and treat major categories of medical conditions: pain, cancer, psychological, gastrointestinal, autoimmune, neurological, and sleep disorders. These categories include conditions that affect hundreds of millions of patients and animals worldwide.

Our goal is to be a leader in contract manufacturing for end-products, such as nutraceuticals, supplements and pet and farm products.

Our Intellectual Property

We operate in every segment of the cannabinoid product value chain. From the hemp plant to finished goods, we ensure our products with stringent testing protocols employed at every stage of the supply chain. Panacea endeavors to offer pure natural remedies within product lines for every aspect of life, Our portfolio includes the following trademarks and registrations: PANA Health™, PANA Beauty®, PANA Sport™, PANA Pet®, PANA Life®.

Research and Development

In October 2021, Panacea Life Sciences’ investment in the Cannabinoid Lab at Colorado State University (“CSU”) was realized. The Cannabinoid Research Center is conducting numerous studies and clinical research that will extend our knowledge of how cannabis extracts affect human and animal health. We will work through the center to form multiple research collaborations as well as perform our own studies in multiple therapeutic areas. The Panacea Life Sciences Cannabinoid Research Center is housed in the Chemistry Building in the heart of the CSU campus. The center is expected to be a leader in cannabinoid research nation and world-wide as the industry continues to grow.

Our Sales Strategy

As previously described, since our cannabinoid products contain little to no THC, we have the ability to sell our products across the United States and internationally. We have established a multi-faceted sales strategy targeting:

●	global ecommerce platform for fulfilling orders and shipping worldwide where legally permitted;
●	direct pharmacy placement;
●	direct placement in retail stores, salons, spas, athletic facilities, etc.
●	Intelligent vending machines
●	E-commerce based systems and social media

In addition, we have established several other sales channels via sales reps, e-commerce (selling directly to customers), large bulk sales to suppliers and to dispensaries. The e-commerce sales platform also works with the commissioned based sales. All sales commissions are tracked and paid via the ERP platform.

We also manufacture nutraceutical and other cannabinoid/kratom/mushroom products for several other companies for various white label and contract manufacturing deals. We specialize in bovine and vegan soft gel manufacturing.

Marketing and Distribution

We distribute our products to various businesses across the United States through channels optimized to the individual needs of customers. Our B2B as well as B2C approach allows much flexibility for healthcare providers the ability to recommend specific treatment options using cannabinoids as a replacement for conventional pharmaceuticals.

Currently we sell over 60 different product SKUs of CBD and CBG products. In addition, we offer “white label” licensing to retail businesses and contract manufacturing services to smaller CBD companies. We plan to continue to build an integrated healthcare organization by creating products and programs using emerging botanical extracts. We deliver these programs through managed agriculture, pharmaceutical production, physician education, distribution and social media networks. We use our intellectual property in extraction technology, proprietary compounds, delivery systems, and distribution to produce high-quality products in terms of control, consistency, accountability, and packaging.

All our products are stored in a secure distribution area in preparation for delivery to various sales channels, healthcare providers and other retail locations. The laboratory and production facility have the capacity for domestic and international delivery fulfillment and for international export. All products are tracked and securely manifested for delivery to retail and medical offices for distribution.

We are recruiting key service providers to leverage the power of online sales and social media placement. We have placed products on various online retail sales stores and has launched product sales on Amazon.com. As product ambassadors are secured, we intend to increase its online and social media exposure to advance a business-to-consumer and business to business distribution model.

In 2018, we entered into an agreement with Quintel-MC, Inc. to research and define Panacea Life Sciences business and manufacturing processes. The ERPCannabis system based on an SAP architecture was used to develop the base installation. All financial, human resource, payroll, procurement, production planning and materials management business processes are represented in this system. In addition, the system is linked to our e-Commerce web site. This system allows us to update product costing and determine inventory levels which will be critical as the company expands. In addition, sophisticated financial and payroll processing are inherent in the solution; thus, offering investors detailed accounting results related to company investments.

Our Industrial Hemp Supply

Our 2020 and 2021 hemp crop was grown in NeedleRock Farms in Crawford CO. In 2021 XXII was the grower and is using organic practices for the crop. XXII is contractually obligated to provide use with $500,000 of hemp from the 2021 crop. We also have several hemp tolling contracts in which the output of crude and or distillate is shared with the growers.

Biotechnology Goals

We seek to take advantage of an emerging worldwide trend to utilize the production of cannabinoids derived from industrial hemp, such as CBD, CBDA, CBG, CBDV and CBN, to produce consumer products. Hemp is being used in cosmetics, nutritional supplements, and animal feed, where we also intend to focus our efforts. The market for hemp-derived products is expected to increase substantially over the next five years.

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

Government Regulations

On December 20, 2018, the President of the United States signed the Farm Bill into law. Among other things, this new law changed certain federal authorities relating to the production and marketing of hemp, defined as cannabis (Cannabis sativa L.), and hemp products containing less than 0.3 percent delta-9-tetrahydrocannabinol (THC, including removing hemp and derivatives of hemp from the Controlled Substance Act. January 15, 2021, the USDA issued its final rule regarding the Establishment of a Domestic Hemp Production Program which authorized hemp to be grown and processed legally in the United States and made it legal to transport in interstate commerce.

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

As of the date of this report, and based upon publicly available information, to our knowledge the FDA has not taken any enforcement actions against CBD companies. The FDA, however, has sent warning letters to companies demanding they cease and desist from the production, distribution, or advertising of CBD products, only relating to instances that such CBD companies have made misleading and unapproved label claims. We will continue to monitor the FDA’s position on CBD as the FDA has now transferred this area to Congress.

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

There is also great uncertainty over whether or how existing laws governing issues such as sales and other taxes, auctions, libel, and personal privacy apply to the internet and commercial online services. These issues may take years to resolve. For example, tax authorities in several states, as well as a Congressional advisory commission, are currently reviewing the appropriate tax treatment of companies engaged in online commerce, and new state tax regulations may subject us to additional state sales and income taxes. New legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business or the application of existing laws and regulations to the internet and commercial online services could result in significant additional taxes or regulatory restrictions on our business. These taxes or restrictions could have an adverse effect on our cash flows, results of operations and overall financial condition. Furthermore, there is a possibility that we may be subject to significant fines or other payments for any past failures to comply with these requirements.

Human Capital

On December 31, 2022, we had 19 full-time employees. There are no collective bargaining agreements covering any of our employees. We believe that our success depends on our ability to attract, develop and retain key personnel. We believe that the skills, experience and industry knowledge of our key employees significantly benefit our operations and performance.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties that you should consider before investing in our common stock. Set forth below is a summary of the principal risks we face:

●	We intend to raise capital through the sale of our common stock or securities convertible or exercisable into our common stock soon which will have a dilutive effect on our existing stockholders;

●	Our ability to continue as a going concern is in doubt unless we obtain adequate new debt or equity financing and achieve sufficient sales levels;

●	Because we require additional capital to execute our business plan and expand our operations, our inability to generate and obtain such capital on acceptable terms, or at all, could harm our business, operating results, financial condition and prospects;

●	We are highly dependent on our Chief Executive Officer, and the loss of her services or a conflict of interest arising from her loans to us, and her other business endeavors would adversely affect us;

●	Our business and the CBD industry generally are subject to substantial regulation and governmental scrutiny characterized by high compliance costs and uncertainty, including the possibility that laws change in a manner adverse to us;

●	Panacea’s operations and our new Chief Executive Officer were not previously subject to SEC reporting obligations, which could render us difficult to evaluate and expose us to risk;

●	If we are unable to keep up with rapid technological change, consumer preferences and economic developments in our industry or in general, our products may become obsolete.

●	We could become subject to data privacy and security claims or enforcement actions, particularly due to our digital marketing efforts;

●	We may become subject to product liability or related claims based on our production and sale of products containing chemical compounds designed to be ingested or applied topically;

●	Our Chief Executive Officer, directly and through entities she controls, owns a majority of our outstanding common stock and voting power on an as-converted basis, rendering other stockholders’ ability to influence matters before them limited in most cases; and

●	Operational risks such as material weaknesses and other deficiencies in internal control over financial reporting could result in errors, potentially requiring restatements of our historical financial data, leading investors to lose confidence in our reported results.

Risks Related to Our Business and the CBD Industry

Because we need to raise additional capital any financing based on our common stock or common stock equivalents will dilute our existing stockholders and the terms of any such financing could impose restrictions on our operations.

We have depended upon loans from our Chief Executive Officer and principal stockholder and have primarily financed our operations by borrowing funds from her.

Because, we are highly dependent on the services of Leslie Buttorff, our sole executive officer, the loss of her and our inability to expand our management team, could harm our business.

Our success is largely dependent on the continued services of Leslie Buttorff, our Chief Executive Officer and principal stockholder. The loss of the services of Ms. Buttorff would leave us without executive leadership, which could diminish our business and growth opportunities. Additionally, Ms. Buttorff has business interests outside our company and a real estate holding company each of which hold shares in us as a result of the recent share exchange under the Exchange Agreement. Accordingly, from time-to-time she may not devote her full time and attention to our affairs, which could have a material adverse effect on our operating results, and there can be no assurance that a conflict of interest will not arise from her other business ventures. Further, as of December 31, 2022, Ms. Buttorff holds demand promissory notes totaling $14,796,011 at various interest rates ranging from 0% to 12%. Thus, she has the power to call the notes and obtain all our assets. Additionally, we have a line of credit with Ms. Buttorff through which it may borrow up to $5 million at a 10% annual interest rate. The fact that she continues to advance money and is our principal stockholder reflects her intent to support us.

The loss of Ms. Buttorff would have a material adverse effect on us. We do not have key man insurance on the life of Ms. Buttorff. Ms. Buttorff’s Employment Agreement with us (the “Employment Agreement”) permits her to resign for good reason which includes our material breach of the Employment Agreement including our failure to pay her. In the event Ms. Buttorff terminates her Employment Agreement for good reason, this would result in the us owing her approximately $760,000 in severance pay plus any deferred compensation and earned bonuses and other benefits and would leave us without an executive officer which may have a material adverse effect upon us, your investment, and hamper our ability to continue operations. If we fail to procure the services of additional executive management or implement and execute an effective contingency or succession plan for Ms. Buttorff, the loss of Ms. Buttorff would significantly disrupt our business from which we may not be able to recover.

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

We face an inherent risk of exposure to product liability claims if the use of our products results in, or is believed to have resulted in, illness or injury. Our products are designed for ingestible or topical use and contain combinations of ingredients, and there is little experience with or knowledge of the long-term effects of these combinations. In addition, interactions of these ingredients and products with other products, prescription medications and over-the-counter treatments have not been fully explored or understood and may have unintended consequences. Future research or results may lead to the discovery of unknown adverse side effects from CBD, which would harm our business.

Although we believe all our products will be safe when taken as directed by us, there is little long-term research on the effects of human consumption of certain of the new product ingredients or combinations in concentrated form that we use or may in the future use in developing our CBD products. Any instance of illness or negative side effects of ingesting CBD products or applying them topically on the skin could have a material adverse effect on our business and operations by, among other things, exposing us to the risk of costly litigation and/or governmental sanctions and dramatically reducing the demand for some or all our products.

Any product liability claims or related developments from our products or CBD in general may increase our costs and adversely affect our revenue, product demand and operating results. Moreover, liability claims arising from a serious adverse event may increase our costs through higher insurance premiums and deductibles and may make it more difficult to secure adequate insurance coverage in the future. In addition, our product liability insurance may fail to cover future product liability claims, which, if adversely determined, could subject us to substantial monetary damages.

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

Adverse publicity concerning any actual or purported failure by us or our competitors to comply with applicable laws and regulations or concerning any other aspect of our business or the CBD industry could have an adverse effect on the public perception of us and our products. This, in turn, could negatively affect our ability to obtain financing, endorsers and attract distributors, retailers or consumers for our products, which would have a material adverse effect.

Our distributors’ and customers’ perception of the safety, utility and quality of our products or even similar products distributed by others can be significantly influenced by national media attention, publicized scientific research or findings, product liability claims and other publicity concerning our products or similar products distributed by others. Adverse publicity, whether accurate or not, that causes a perceived connection between consumption of our products or any similar products and illness or other adverse effects, will likely diminish the public’s perception of and in turn the demand for our products. Claims that any products are ineffective, inappropriately labeled or have inaccurate instructions as to their use, could have a material adverse effect on the market demand for our products, including reducing our sales and revenue, which would have a material adverse effect on our business.

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

We may face competition for access to any third-party supply sources, development or production partners and facilities such as hemp growers and may be subject to production delays if any of those third parties give their other business partners a higher priority than they give to us. Even if we are able to identify additional or replacement third parties, the delays and costs associated with establishing and maintaining a relationship with such third parties may have a material adverse effect on us. Further, a reduction in the control of our production efforts would be inherent in any such outsourcing, which exposes us to a greater risk of liability, including regulatory enforcement actions for alleged noncompliance with law and product liability claims. This could also result in lower product quality which could negatively impact demand for our offerings or our competitive advantage. Any of these challenges could prevent us from achieving our business objectives and harm your investment in us.

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

If we are unable to establish such third-party marketing and sales relationships, we would have to establish and grow in-house marketing and sales capabilities. To market any products directly, we would have to build a marketing, sales, and distribution force that has technical expertise and could support a distribution capability. Competition in the health and wellness and cannabinoid industries for technically proficient marketing, sales, and distribution personnel is intense, and attracting and retaining such personnel may significantly increase our costs. There can be no assurance that we will be able to establish internal marketing, sales, or distribution capabilities or that these capabilities will be sufficient to meet our needs.

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

Existing or future governmental regulations relating to cannabinoid products may harm or prevent our ability to produce and/or sell our product offerings.

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

Our Chief Executive Officer and currently one of our two directors, owns approximately 61% of our issued and outstanding shares of common stock and voting power on an as-converted basis. As of December 31, 2022, Ms. Buttorff and or her companies also hold $14.796 million in demand notes which bear interest at a rate ranging from 0 to 12% per annum. The interests of Ms. Buttorff may differ from the interests of our other stockholders, including by virtue of her other businesses operated through her entities and their holdings that are not affiliated with us. As a result, Ms. Buttorff will have significant influence and control over all corporate actions including those actions requiring stockholder approval, irrespective of how our minority stockholders may vote, including the following actions:

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

The federal securities laws require us to comply with SEC reporting requirements relating to our business and securities. Complying with these reporting and other regulatory obligations is time-consuming and will result in increased costs to us which could have a negative effect on our financial condition or business. These increased costs are not reflected in the financial statements contained in this Annual Report on Form 10-K because during the periods covered Panacea was a private company not subject to SEC reporting obligations.

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

Due to factors beyond our control, our stock price may be volatile.

Any of the following factors could affect the market price of our common stock:

●	Our failure to generate increasing material revenues from our business;
●	Our failure to enhance our product offerings or expand into new markets;
●	A decline in our revenue or growth rate;
●	Our public disclosure of the terms of any financing which we consummate in the future;
●	A decline in the economy which impacts the demand for our products and our ability to generate revenue and achieve growth metrics;
●	Announcements by us or our competitors of significant contracts, new products, acquisitions, commercial relationships, joint ventures or capital commitments;
●	Changes in laws, regulations or government actions affecting the cannabinoid industry in general or our products in particular;
●	Our ability to list our common stock on a national securities exchange;
●	Our ability to attract analyst coverage;
●	The sale of large numbers of shares of common stock by our shareholders;
●	Short selling activities; or
●	Changes in market valuations of similar companies.

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

As noted above, we have incurred significant net losses to date. We anticipate that we will continue to lose money for the foreseeable future. Additionally, we have negative cash flows from operations and we our revenue may exceed our expenses in the next 12 months. Since our inception in 2017, we have generated losses from operations. As of December 31, 2021, our accumulated deficit was $16.7 million, and we had $3.8 million in cash and liquid stock. Our continued existence is dependent upon generating sufficient working capital and obtaining adequate new debt or equity financing. These factors raise doubt about our ability to continue as a going concern for a period of 12 months from the issuance date of this report. Management cannot provide assurance that we will ultimately achieve or maintain profitable operations or become cash flow positive or raise additional debt and/or equity capital. Because of our continuing losses, without improvements in our cash flow from operations or new financing, we may have to continue to restrict our expenditures. Working capital limitations may impinge on our day-to-day operations, which may contribute to continued operating losses.

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

For now, many companies that produce hemp-derived CBD products including us undertake to abide by the same regulations as any other dietary supplements like ingredient filings, good manufacturing practices (GMP), and labeling and marketing provisions. We will continue to sell CBD and other hemp-derived products while still awaiting a clear path from the FDA about how CBD products can be marketed and used.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

XXII has allocated 10 acres of the Needle Rock Farm in Delta County, CO to Panacea. We also lease our laboratory space at 16194 West 45th Drive, Golden, CO 80403 from J&N Real Estate Company, LLC which is owned by its CEO. See Note 5 to our consolidated financials.

Item 3. Legal Proceedings

We have sued Defendants, Mike Fisher, in his official capacity as Osage County District Attorney ex rel. State of Oklahoma as an investigating and/or prosecuting body, Eddie Virden in his official capacity as the Sheriff of the City of Osage as holder of the property, and the City of Pawhuska as the property seizing body, (collectively the “Government Defendants”) for the return of approximately 17,000 pounds of industrial hemp (the “Property”). We believe we were entitled to possession of the Property pursuant to an August 23, 2018, contract between us and Blue Circle Development, LLC (“BCD”), wherein we agreed to pay and BCD agreed to deliver the Property according to certain terms. Plaintiff performed pursuant to the contract and is entitled to possession of the Property. We believe the Government Defendants wrongfully detained the Property and is responsible for damages to the Property and to us. On or about May 4, 2020, the Government Defendants improperly released the Property to BCD in violation of a Court Order. We have asserted claims against the Government Defendants for interference with the Court Order and BCD for improperly intercepting the Property from us. The case is currently set for a trial date in March 2023.

On February 16, 2021, Henley Group, Inc. filed with the Superior Court of the State of California, San Bernardino County, a complaint (Case #: SIV SB 2105771) against us for breach of contract and fraud related to our non-delivery of product. While we refunded the purchase price, the plaintiff seeks damages including lost profits and costs which plaintiff alleged to have incurred in the amount of approximately $45,000 as well as lost profits from expected future contracts with a prospective third-party buyer which plaintiff alleged to be $720,000. The plaintiff also seeks attorney’s fees and costs, consequential damages and punitive damages. This case was dismissed in May, 2022.

On October 7, 2019, CMI Mechanical (“CMI”) agreed to procure, deliver, and install a dehumidification system (the “System”) at our facility located at 16194 W. 45th Drive, Golden, Colorado 80403 (the “Property”). We believe the System has failed to meet the requirements of the subject contract, and CMI has not remedied that failure for us. We withheld certain payments as permitted under the contract. On December 10, 2020, CMI recorded a lien against the Property in the amount of $108,001.48. On January 27, 2021, the Panacea’s attorney notified CMI that its lien was invalid, overstated, and violated the terms of the contract. The letter also demanded that CMI remove the system at CMI’s own cost. The lien was since dropped. We settled this dispute in February 2022.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is quoted on the OTCQB over-the-counter market under the symbol “PLSH.” Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. On March 28, 2023 the closing bid price on the OTC Markets for our Common Stock was $0.249.

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of March 28, 2023, we had 14,965,317 shares of our common stock issued and outstanding, and approximately 186 shareholders on record.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of several factors, including those set forth under the Part I, Item 1A, Risk Factors and Business sections in our 2021 10-K, this report, and our other filings with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

General

We are a Nevada corporation organized in 2008. Exactus, Inc. was our former name. We have pursued opportunities in hemp-based businesses, which we refer to as “cannabinoids or CBD”. On June 30, 2021 Panacea Life Sciences, Inc. “Panacea” entered into an Exchange Agreement with Exactus and as a result became a seed-to-sale Cannabinoid company. The former Panacea stockholders have assumed majority control of us and all our operations are now operated through Panacea which because of the share exchange became our wholly owned subsidiary. Leslie Buttorff, became our Chief Executive Officer and a director upon the closing of the share exchange, also became our principal stockholder through common stock and Convertible Preferred Stock issued to her and entities she controls.

Panacea Life Sciences Holdings, Inc. (PLSH) is holding company structured to support the life sciences and health and wellness industry. Panacea, which was founded by Leslie Buttorff in 2017 as a woman-owned business, attracted a $14 million investment from 22nd Century Group, Inc., or XXII, a plant biotechnology company which also has a focus on CBD products and technology, during 2019. XXII has retained a 15.19% stake in us following the share exchange. Through Panacea, we are dedicated to developing and producing the highest-quality, most medically relevant, legal, hemp-derived cannabinoid products for consumers and pets. Beginning at a farm Panacea owns a parcel of located at Needle Rock, Colorado and leases laboratory space located within a 51,000 square foot, state-of-the-art, cGMP, extraction, manufacturing, testing and fulfillment center located in Golden, Colorado, Panacea operates in every segment of the CBD product value chain. From cultivation to finished goods, Panacea ensures its products with stringent testing protocols employed at every stage of the supply chain. Panacea endeavors to offer pure natural remedies within product lines for every aspect of life: PANA Life®, PANA Beauty®, PANA Sport™, PANA Pet®, PANA PURE™ and PANA Health™.

Its subsidiary, Panacea Life Sciences, Inc. (PLS) is dedicated to manufacturing, research and producing the highest-quality, hemp-derived cannabinoid, functional mushroom, Kratom and nutraceutical products for consumers and pets. From cultivation to finished goods, the company ensures its products with stringent GMP standards and testing protocols employed at every stage of the supply chain.

We are well positioned to develop novel hemp extracts as dietary supplements and topical applications. Our biotechnology plans focus on our research at Colorado State University where we are involved in several health-related research studies.

Results of Operations

Comparison of the Years Ended December 31, 2022, and 2021.

The following table sets forth our results of operations for the years ended December 31, 2022, and December 31, 2021.

	Years Ended December 31,		Period to
	2022	2021	Period Change

Revenues from cannabinoid sales	$1,515,448	$1,933,627	$(418,179)
Revenues from PPE sales	$111,530	$66,000	45,530
Cost of sales	$1,230,508	$1,519,049	$(288,541)
Operating expenses	$4,955,348	$4,959,059	$(3,710)
General and administrative	$1,093,364	$1,518,687	$(425,322)
Interest expense	$(2,048,171)	$(1,105,243)	$(942,928)
Unrealized gain on marketable securities	$(2,660,105)	$1,008,046	$(3,668,151)
Realized gain on sale of securities	$22,816	$160,296	$(137,480)
Other income (loss)	$27,598	$-	$27,598
Employer retention credit	$253,791	$396,679	$(142,888)
Rental income	$232,183	$236,560	$(4,377)
Loss on sale of assets	$-	$(297,351)	$297,351
Gain on extinguishment of debt	$681,546	$755,782	$(74,236)

Year Ended December 31, 2022 and 2021

Net Revenues

We are principally engaged in the business of manufacturing, producing and selling products for nutraceutical companies and our own products made from industrial hemp. Revenue consists of sales of our five category of brand products, white label and contract manufacturing sales to other CBD companies, raw material sales (distillate and isolate), and tolling arrangements.

Our revenues for the year ended December 31, 2022, decreased by $432,649, or 21%, to $1,626,978 as compared to $2,059,627 for the year ended December 31, 2021. The decrease in sales is in 2021 was due primarily to the decrease of CBD sales and the continued impact COVID and the economy has had on the CBD business. In 2022, we continued to see many of our CBD customers go out of business, so this continued to impact our white label and contract manufacturing contracts. We expect the decrease in sales activity to continue due to limited capital resources until we consummate additional financing.

Cost of Sales

Cost of sales for the year ended December 31, 2022, correspondingly decreased by $288,541, or 19%, to $1,230,508 as compared to $1,519,049 for the year ended December 31, 2021. The decrease in cost of sales was due primarily to decrease in sales as well as the effect of COVID-19 on the materials supply chain. The primary components of cost of sales include the cost of manufacturing the CBD products. The decrease in costs corresponds to the decrease in sales.

Operating Expenses

Operating expenses for the year ended December 31, 2021 decreased by $429,032, or 7%, to $6,048,712 as compared to $6,677,746 for the year ended December 31, 2021. The decrease in operating expenses was primarily due to a cut back in general and administrative expenses of $425,322.

The decrease in general and administrative expenses of $429,032 or 7% to $1,093,364 for the year ended December 31, 2022, as compared to $1,518,686 for the year ended December 31, 2021, was primarily due to decreases in sales commissions, sales and marketing activities as well as decreases in professional fees such as legal fees and consulting services.

Within the total G&A category of expenses, sales and marketing expenses decreased from $0.378 million to $0.169 million for the 12 months ended December 31, 2022 when compared to the 12 months ended December 31, 2021.

Also, within the total G&A category of expenses, professional, legal, and consulting fees were $0.478 million for the 12 months ended December 31, 2022, when compared to $0.779 million the 12 months ended December 31, 2021. In 2021, legal fees were related to the XXII farm sale and investment restructuring, the Panacea reverse merger and fees related to obtaining a trademark for our brand.

Other income (expense)

Other income for the year ended December 31, 2022, decreased by $4,645,111, or 402%, to (3,490,432) as compared to $1,154,769 for the year ended December 31, 2021. This decrease is due primarily to increased interest expense and a decrease in value of the shares of XXII held by the company. In January, 2022 the XXII was trading at $2.17 verses $0.92 at year end.

Summary of Cash Flows

	Years ended December 31,
	2021	2020
Cash (used in) / provided by
Operating activities	$(2,399,579)	$(3,922,090)
Investing activities	(196,972)	522,533
Financing activities	2,583,728	3,334,953
Net decrease in cash and cash equivalents	$(12,823)	$(64,605)

Cash flows from operating activities

Net cash used in operating activities was $2,399,579 for the year ended December 31, 2022, as compared to $3,922,090 for the year ended December 31, 2021. The decrease in 2022 was due primarily to decreasing operating and SG&A expenses. The largest source of operating cash is from our customers. Approximately one-half of our revenue comes from customers who purchase CBD on-line, so credit card payments are collected and paid within 1-2 business days. Other white label and contract manufacturing customers pay before the products are released in most cases. Some larger customers have either net 10, 2% or 30 day net terms.

Cash flows from investing activities

Net cash used in investing activities was $196,972 for the year ended December 31, 2022, as compared to net cash provided by investing activities of $522,533 for the year ended December 31, 2021. The decrease of cash provided in 2022 was due primarily to proceeds from sales of fixed assets and marketable securities.

Cash flows from financing activities

During the year ended December 31, 2022, cash provided by financing activities totaled $2,583,728 which includes proceeds of $4,090,448 from related party notes and $253,791 from a related party payroll protection loan partially offset by repayments of convertible notes of $1,100,000 and repayment of related party notes payable in the amount of $660,511. In 2022 the primary financing was cash provided by Company’s CEO.

During the year ended December 31, 2021, cash provided by financing activities totaled $3,334,953 which includes of $2,302,468 from related party notes payable, $1,000,000 from convertible notes, and $243,041 from other loans.

Liquidity and Capital Resources

On December 31, 2022, we had approximately $1.1 million of liquid marketable securities and $7 thousand in cash. Our Chief Executive Officer holds the XXII shares pursuant to the pledge agreement and has the power at any time to permit us to sell the shares to provide working capital. We have borrowed substantial sums from Leslie Buttorff, our Chief Executive Officer, to meet its working capital obligations. On June 30, 2021, Panacea issued an affiliate of Ms. Buttorff a 12% demand promissory note for $4.063 million and issued Ms. Buttorff a 10% demand promissory note for $1.624 million secured by a pledge of certain XXII common stock owned by Panacea. Additionally, we have a line of credit with Ms. Buttorff through which it may borrow up to $5 million at a 10% annual interest rate.

We may not have sufficient cash resources to sustain our operations for the next 12 months, particularly if the large sales contracts we have do not result in the revenue anticipated. This raises substantial doubt as a going concern as we are dependent on obtaining financing from one or more debt or equity offerings or further loans from Ms. Buttorff assuming she agrees to advance further funds.

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

Off Balance Sheet Arrangements

As of December 31, 2022, we had no material off-balance sheet arrangements.

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Panacea Life Sciences Holdings, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Panacea Life Sciences Holdings, Inc. (the “Company”) as of December 31, 2022 and 2021 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the two years in the period ended December 31, 2022, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the two years in the period ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/S/ BF Borgers CPA PC (PCAOB ID 5041)
We have served as the Company’s auditor since 2021
Lakewood, CO
March 29, 2023

Panacea Life Sciences Holdings, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,951	$19,774
Accounts receivable, net	206,127	244,496
Other receivables, related party	500,000	500,000
Inventory	4,448,725	4,264,277
Marketable securities related party	1,107,362	3,791,483
Prepaid expenses and other current assets	113,098	278,328
TOTAL CURRENT ASSETS	6,382,263	9,098,358

Operating lease right-of-use asset, net, related party	3,242,381	3,595,100
Property and equipment, net	7,675,995	8,839,982
Intangible assets, net	-	61,401
Goodwill	2,188,810	2,188,810
TOTAL ASSETS	$19,489,449	$23,783,651

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,666,076	$1,685,825
Operating lease liability, current portion, related party	2,090,271	1,624,090
Note payable-current, related party	9,871,803	6,441,866
Convertible note payable, net	346,671	220,005
Paycheck protection loan, SBA Loan	99,100	99,100
TOTAL CURRENT LIABILITIES:	15,073,921	10,070,886

Operating lease liability, long-term portion, related party	2,987,208	3,347,335
Other long-term liabilities, related party	3,572,864	3,263,028
TOTAL LIABILITIES	21,633,993	16,681,249

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Series A Preferred Stock: $0.0001 Par Value, 1,000 shares designated; 0 and 350 shares issued and outstanding on December 31, 2022 and December 31, 2021 respectively.	-	-
Series B-1 Preferred: $0.0001 Par Value, 32,000,000 shares designated; 1,500,000 and 1,500,000 shares issued and outstanding on December 31, 2022 and December 31, 2021 respectively.	150	150
Series B-2 Preferred: $0.0001 Par Value, 6,000,000 shares designated; 6,000,000 and 6,000,000 shares issued and outstanding on December 31, 2022 and December 31, 2021 respectively.	600	600
Series C Preferred: $0.0001 Par Value, 1,000,000 shares designated; 1,000,000 and 1,000,000 shares issued and outstanding on December 31, 2022 and December 31, 2021 respectively.	100	100
Series C-1 Preferred: $0.0001 Par Value, 10,000 shares designated and 10,000 and 10,000 shares issued and outstanding on December 31, 2022 and December 31, 2021 respectively.	1	1
Series C-2 Preferred: $0.0001 Par Value, 100 and 0 shares designated and 100 and 0 shares issued and outstanding on December 31, 2022 and December 31, 2021 respectively.	-	1
Series D Preferred: $0.0001 Par Value, 10,000 shares designated and 10,000 and 10,000 shares issued and outstanding on December 31, 2022 and December 31, 2021 respectively.	1	1
Common Stock: $0.0001 Par Value, 650,000,000 shares authorized; 14,965,317 and 14,073,708 shares issued and outstanding on December 31, 2022 and December 31, 2021 respectively.	1,497	1,407
Additional paid in capital	23,760,704	23,865,155
Accumulated deficit	(25,907,597)	(16,765,013)
TOTAL STOCKHOLDERS’ EQUITY	(2,144,544)	7,102,402

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,489,449	$23,783,651

The accompanying notes are an integral part of these consolidated financial statements.

Panacea Life Sciences Holdings, Inc. and Subsidiary

Consolidated Statements of Operations

	For the year ending December 31,
	2022	2021

REVENUE	$1,626,978	$2,059,627
COST OF SALES	1,230,508	1,519,049
GROSS PROFIT	396,470	540,578

OPERATING EXPENSES
Production related operating expenses	4,955,348	4,959,059
General and administrative expenses	1,093,364	1,518,687
TOTAL OPERATING EXPENSES	6,048,712	6,477,746

LOSS FROM OPERATIONS	(5,652,242)	(5,937,168)

OTHER INCOME (EXPENSES)
Interest expense	(2,048,171)	(1,105,243)
Unrealized gain (loss) on marketable securities, net	(2,660,105)	1,008,046
Realized gain on sale of securities	22,816	160,296
Other income (loss)	27,598	-
Employer retention credit	253,791	396,679
Rental Income	232,183	236,560
Loss on sale of assets	-	(297,351)
Gain on extinguishment of debt	681,546	755,782
TOTAL OTHER INCOME (EXPENSE)	(3,490,342)	1,154,769

INCOME (LOSS) BEFORE INCOME TAXES	(9,142,584)	(4,782,399)

TAXES	-	-

NET INCOME (LOSS)	$(9,142,584)	$(4,782,399)

Per-share data
Basic and diluted loss per share	$(0.62)	$(0.28)

Weighted average number of common shares outstanding	14,862,077	16,915,706

The accompanying notes are an integral part of these consolidated financial statements.

Panacea Life Sciences, Inc.

Statements of Stockholders’ Equity

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance as of December 31, 2021	8,530,350	$853	14,073,708	$1,407	$23,865,155	$(16,765,013)	$7,102,402

Shares issued in respect of the merger	-	-	834,331	83	(83)	-	-
Issuance of common shares for services			57,278	6	54,994		55,000
Conversion of Series A Preferred to convertible debt and warrants	(350)				(159,362)		(159,362)
Net Loss	-	-	-	-	-	(9,142,584)	(9,142,584)
Balance as of December 31, 2022	8,530,000	$853	14,965,317	$1,497	$23,760,704	$(25,907,597)	$(2,144,544)

The accompanying notes are an integral part of these consolidated financial statements

Panacea Life Sciences, Inc.

Statements of Cash Flows

	For the years ended December 31
	2022	2021
Cash flows from operating activities
Net income (loss)	$(9,142,584)	$(4,782,399)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,669,690	1,675,786
Realized gain on sale of securities	(22,816)	(160,296)
Unrealized (gain)/loss on marketable securities	2,660,105	(1,008,046)
Fixed Asset Disposal Loss	-	297,351
Non cash settlement of convertible note and accrued interest	(253,791)	(755,782)
Amortization of intangible assets	61,401	61,400
Amortization of debt discount and non-cash interest expense	1,067,304	117,515
Changes in operating assets and liabilities
Accounts receivable	38,369	(97,194)
Inventory	(184,448)	(547,910)
Prepaid expense and other assets	165,230	(250,953)
Accounts payable and accrued expenses	1,083,188	1,069,668
Operating lease liability, net	458,773	458,770
Net cash used in operating activities	(2,399,579)	(3,922,090)

Cash flows from investing activities
Net cash received from acquisition	-	9,157
Proceeds from sale of marketable securities	46,832	230,296
Proceeds from sale of fixed assets	-	446,026
Net fixed asset acquisitions	(243,804)	(162,946)
Net Cash provided by (used in) investing activities	(196,972)	522,533

Cash flows from financing activities
Repayment of notes payable	(1,100,000)	(75,556)
Proceeds from payroll protection loan, SBA loan	253,791	243,041
Payments of principal on notes payable	(660,511)	(135,000)
Proceeds from Notes payable - related party	4,090,448	2,302,468
Proceeds from issuance of convertible notes, net of discount	-	1,000,000
Cash provided by financing activities	2,583,728	3,334,953

Net increase (decrease) in Cash and Cash Equivalents	(12,823)	(64,605)
Cash and Cash Equivalents, Beginning of Period	19,774	84,379
Cash and Cash Equivalents, End of Period	$6,951	$19,774

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes during the year	$-	$-
Interest payments during the year	$-	$-

Noncash investing and financing activity
Non-cash Receivable - related party	$-	$500,000
Related party loan repayment with inventory	$-	$4,693,367
Non-cash fixed asset disposal as part of the reverse acquisition	$-	$3,058,457
Conversion of Preferred A shares to Note Payable	$385,000	$-
Issuance of Common Stock for services	$55,000	$-
Capitalized assets purchased on account - related party	$261,899	$564,369
Liabilities from acquisition	$-	$1,096,782
Debt retired in merger, related party	$-	$12,718,441
Preferred Series B-1 Issuance in Acquisition	$-	$150
Preferred Series B-2 Issuance in Acquisition	$-	$600
Common stock issued for the reverse merger with Exactus	$-	$4,369,085
Discounts related to issuance of convertible debt and warrants	$-	$997,510

The accompanying notes are an integral part of these consolidated financial statements.

PANACEA LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

NOTE 1 - NATURE OF ORGANIZATION

Organization and Business Description

Panacea Life Sciences Holdings, Inc. (the “Company”, “Panacea Holdings”, “Exactus”, “we”, “us”, “our”) was incorporated on January 18, 2008, in the State of Nevada. In January 2019, the Company added to the scope of its business activities, efforts to produce, market and sell products made from industrial hemp containing cannabidiol (“CBD”). On June 30, 2021, the Company entered into a Securities Exchange Agreement (the “Exchange Agreement”) with Panacea Life Sciences, Inc. (“Panacea”) a CBD company, and the stockholders of Panacea. Pursuant to the Exchange Agreement, the former Panacea stockholders assumed majority control of the Exactus and all operations are now operated by Panacea, which as a result of the share exchange became a wholly-owned subsidiary of the Exactus. In October 2021 the Company changed its name from Exactus, Inc. to Panacea Life Sciences Holdings, Inc.

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

Going concern

These audited consolidated financial statements are presented on the basis that the Company will continue as a going concern. Panacea has merged with Exactus, so the below items reflect stand-alone historical results of Panacea through June 30, 2021 and the combined financial information thereafter. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since our inception in later 2017, we have generated losses from operations, except for some slight profits in a few quarters. As of December 31, 2022, our accumulated deficit was $25.9 million, and we had $1.1 million in cash and liquid stock. As of December 31, 2022 the 1,203,000 shares of common stock we hold in 22nd Century Group, Inc. (NASDAQ:XXII) (“XXII”) were valued at approximately $1.1 million. The XXII stock is pledged to secure a $4,062,713 promissory note in favor of Quintel-MC, Incorporated (“Quintel”) and a $1,685,685 promissory note in favor of Leslie Buttorff, CEO of the Company, but can be used in operations as the CEO determines. Quintel-MC, Inc. is wholly owned Company of the CEO. These items are shown on the balance sheet as related party loans. The current plan with respect to the XXII stock is to hold this stock during the short-term. We also currently do not have sufficient cash flow to pay our ongoing financial obligations on a consistent basis.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. There were no cash equivalents. The Company places its cash and cash equivalents with high-quality financial institutions. At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. On December 31, 2022 and 2021, the Company’s cash balances did not exceed the FDIC limit.

Accounts Receivable

Accounts receivable are generally unsecured. The Company establishes an allowance for doubtful accounts receivable based on the age of outstanding invoices and management’s evaluation of collectability. Accounts are written off after all reasonable collection efforts have been exhausted and management concludes that likelihood of collection is remote. Any future recoveries are applied against the allowance for doubtful accounts. As of December 31, 2022 and December 31, 2021, we did not believe we needed to reserve for any doubtful accounts, respectively. The Company’s accounts receivable policy changed in 2020 to only provide larger, well-established companies with Net 30 payment terms. For all other sales they are paid by credit card or wires received before the product is shipped to the customer.

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

Marketable securities

The Company’s marketable securities consist of 1,227,017 and 1,203,000 shares of XXII as of December 31, 2022 and 2021, respectively, which are classified as available-for-sale and included in current assets. (see Note 2 – Going Concern). Securities are valued based on market prices for identical assets using third party certified pricing sources. Available-for-sale securities are carried at fair value with unrealized and realized gains and losses reported as a component of income (loss). Realized gains and losses, if any, are calculated on the specific identification method and are included in other income in the consolidated statements of operations.

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

The following table shows, by level within the fair value hierarchy, the Company’s assets and liabilities at fair value on a recurring basis as of December 31, 2022, and December 31, 2021:

	December 31, 2022				December 31, 2021
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Marketable securities	$1,107,362	$1,107,362	$-	$-	$3,791,483	$3,791,483	$-	$-
Total	$1,107,362	$1,107,362	$-	$-	$3,791,483	$3,791,483	$-	$-

There were no transfers of marketable securities into or out of Level 1 during the years ended December 31, 2022, or 2021.

December 31, 2022
Balance at beginning of year	$3,791,483
Sale of securities	(46,832)
Realized gain on sale of securities	22,816
Unrealized gain on marketable securities, net	(2,660,105)
Balance at end of period	$1,107,362

As of December 31, 2022, the Company has no liabilities that are re-measured at fair value.

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

Intangible Assets and Goodwill

The Company has intangible assets. Goodwill is comprised of the purchase price of business combinations in excess of the fair market value assigned at acquisition to the tangible and intangible assets acquired. Goodwill is not amortized. The Company tests goodwill for impairment on an annual basis. The Company performed its most recent goodwill impairment using a discounted cash flow analysis and found that the fair value exceeded the carrying value. It has $2.189 million of goodwill from the acquisition of the assets of Phoenix Life Sciences, Inc. in October 2017, and intangible assets of $0 as of December 31, 2022 and $0.061 million for as of December 31, 2021. In the acquisition of Phoenix, the Company acquired product formulas which is classified as an intangible asset.

Estimated Life
Goodwill from Phoenix Acquisition	Tested Yearly for Impairment
Intangibles – Formulations	5 Years

	December 31, 2022	December 31, 2021
Goodwill	$2,188,810	$2,188,810
Intangibles – Formulations	307,001	307,001
Less accumulated amortization	(307,001)	(245,600)
Net intangible assets	$-	$61,401

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

Some of the Company’s contract liabilities consist of advance customer payments. Contract liability results from transactions in which the Company has been paid for products by customers, but for which all revenue recognition criteria have not yet been met. Once all revenue recognition criteria have been met, the contract liabilities are recognized. The Company recorded $368,065 and $24,585 in advanced customer payments as of December 31, 2022, and December 31, 2021, respectively, and these amounts are included in the balance sheet line item of accounts payable and accrued expenses. The customer payments have increased as the nutraceutical manufacturing business results in larger contracts.

	December 31, 2022	December 31, 2021
Balance, beginning of period	$24,585	$121,300
Payments received for unearned revenue	412,891	41,465
Revenue earned	69,411	138,180
Balance, end of period	$368,065	$24,585

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

Revenue is generally recognized net of allowances for returns and any taxes collected from customers and subsequently remitted to governmental authorities. Some of the Company’s contract liabilities consist of advance customer payments. A contract liability results from transactions in which the Company has been paid for products by customers, but for which all revenue recognition criteria have not yet been met. Once all revenue recognition criteria have been met, the contract liabilities are recognized. However, the Company’s sales are primarily through retail stores, purchase orders or ecommerce. The Company does not have any multiple-element arrangements.

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with ASC 606. The amounts charged to customers for shipping products are recognized as revenues and the related freight costs of shipping products are classified in general and administrative costs as incurred. Shipping costs are included as a component of general and administrative and were $40,409 and $16,564 for December 31, 2022, and December 31, 2021, respectively. The increase is due to higher postage costs and larger freight shipments.

Advertising & Marketing

Advertising costs are expensed when incurred. Included in this category are expenses related to public relations, investor relations, new package design, website design, design of promotional materials, cost of trade shows, cost of products given away as promotional samples, and paid advertising. The Company recorded advertising costs included in general and administrative costs of $209,254 and $377,916 for the years ended December 31, 2022 and 2021, respectively.

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

The Business Combination on December 31, 2021 was accounted for as a recapitalization of equity structure. In October 2021 the Company completed 1-for-28 reverse stock split. Pursuant to GAAP, the Company retrospectively recasted the weighted-average shares included within its consolidated statements of operations for the years ended December 31, 2022, and December 31, 2021. The basic and diluted weighted-average Panacea ordinary shares are retroactively converted to shares of the Company’s common stock to conform to the recasted consolidated statements of stockholders’ equity (deficit  ).

	Years ended December 31,
	2022	2021
Convertible note payable	-	-
Restricted Stock	-	-
Options to purchase common stock	-	-
Warrants to purchase common stock	-	-
Series A Convertible Preferred	-	250,000
Series B-1 Convertible Preferred	6,679	6,679
Series B-2 Convertible Preferred	26,786	26,786
Series C Convertible Preferred	2,289,220	2,289,220
Series C-1 Convertible Preferred	1,064,908	1,064,908
Series C-2 Convertible Preferred	2,050,000	2,050,000
Series D Convertible Preferred	1,628,126	1,628,126
Total	-	-

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

NOTE 3 – PROPERTY, EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property and equipment, net including any major improvements, are recorded at historical cost. The cost of repairs and maintenance is charged against operations as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, generally as follows:

Estimated Life
Computers and technological assets	3 – 5 Years
Furniture and fixtures	3 – 5 Years
Machinery and equipment	5 – 10 Years
Leasehold improvement	10 Years

Property and equipment, net consists of the following:

	December 31, 2022	December 31, 2021
Computers and technological assets	$3,776,320	$3,514,421
Furniture and fixtures	55,950	55,950
Machinery and equipment	7,765,466	7,530,787
Land	92,222	92,222
Leasehold Improvements	1,508,915	1,508,915
Total	13,198,873	12,702,295
Less accumulated depreciation	(5,522,878)	(3,862,313)
Total Property and equipment, net	$7,675,995	$8,839,982

Depreciation expenses for the years ended December 31, 2022 and 2021 were $1,669,690 and $1,675,786 respectively.

NOTE 4 – INVENTORY

Inventory consists of the following components:

	December 31, 2022	December 31, 2021
Raw Materials	$870,530	$970,393
Semi-Finished	1,863,501	1,466,763
Finished Goods	1,694,574	1,805,779
Packaging	20,120	15,549
Trading	-	5,793
Total	$4,448,725	$4,264,277

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

	December 31, 2022	December 31, 2021
Right-of-use assets	$3,242,381	$3,595,100

Present value of operating lease liabilities	$3,347,331	$3,692,392
Less: Long-term portion of operating lease liability	(2,987,208)	(3,347,335)
Short-term portion of operating lease liability	360,123	345,057
Unpaid balances	1,730,136	1,279,033
Total short-term lease liability obligations	$2,090,259	$1,624,090
Weighted-average remaining lease term (Ends December 31, 2030)	8 years	9 years

Weighted-average discount rate		3.0%

During years ended December 31, 2022 and 2021, we recognized approximately $458,772 and $458,772, respectively in operating lease costs. Operating lease costs are included in operating expenses in our consolidated statement of operations.

Approximate future minimum lease payments for our right of use assets over the remaining lease periods as of December 31, 2022, are as follows:

Maturity of operating lease liabilities for the following years ended:

2023	$455,622
2024	$460,178
2025	$464,780
2026	$469,427
2027	$474,122
Thereafter	$1,451,002
Total undiscounted operating lease payments	$3,775,131
Less: Imputed interest	$(427,800)
Present value of operating lease liabilities	$3,347,331

NOTE 6 – NOTES PAYABLE

Convertible Note Payable

On November 18, 2021, the Company entered into a Securities Purchase Agreement (“SPA”) with Lincoln Park Capital Fund, LLC (the “Purchaser”) pursuant to which the Company agreed to sell a 10% original issue discount senior convertible promissory note in the principal amount of $1,100,000 (the “Convertible Note”) and five-year warrants to purchase 785,715 shares of the Company’s common stock, par value $0.0001 per share at an exercise price of $1.40 per share (the “Warrants”) pursuant to the terms and conditions of the SPA for a total purchase price of $1,000,000. The note was repaid in full on December 20, 2022.

Paycheck Protection Program Funding U.S. Small Business Administration Loan

On May 28, 2020, the Company received a secured, 30-year, Economic Injury Disaster Loan in the amount of $99,100 from the U.S. Small Business Administration. The loan carries interest at a rate of 3.75% per year, requires monthly payments of principal and interest, and matures in 30 years. Installment payments, including principal and interest, of $483 monthly, will begin 12 months from the date of the promissory Note. The SBA loan is secured by a security interest in the Company’s tangible and intangible assets. The loan proceeds are to be used as working capital to alleviate economic injury caused by the Covid-19 disaster occurring in the month of January 31, 2020, and continuing thereafter. As of December 31, 2022 the current principal balance of this note amounted to $99,100 and accrued interest was approximately $2,047 total for the current and non-current total.

Employer Retention Credit

On February 16, 2022, Panacea received an employer retention credit from the federal government of $253,791.

Note payable-current, related party

As part of the agreement in the reverse merger transaction, certain loan balances (“Quintel Loans”) from Quintel-MC Incorporated, an affiliate of the Company’s CEO, (“Quintel”) and historical interest owed of $1,932,358 were combined into a new promissory note with the principal amount of $4.062 million (“Quintel Note”). The Quintel Note bears annual interest at 12% and was secured by a pledge of certain XXII common stock owned by Panacea (See Note 2 Going concern).

On June 30, 2021, Panacea issued the Company’s CEO, Ms. Buttorff, a 10% promissory note in the amount of $1,624,000 (the “Buttorff Note”). The Buttorff Note was secured by a pledge of certain XXII common stock owned by Panacea (See Note 2 Going concern). This demand note replaced a prior working capital note that Panacea had issued on January 1, 2021. The Company has an additional line of credit note from Ms. Buttorff of $5,000,000 on July 1, 2021. The terms include an annual interest rate of 10% and a maturity date in 2023.

	December 31, 2022	December 31, 2021
Quintel Note	$4,062,713	$4,062,713
CEO Note	5,809,090	2,379,153
Total related party notes	$9,871,803	$6,441,866

Other long-term liabilities, related party

The Company has recorded a related party liability (“Fixed Asset Loan”) in the amounts of $3,059,474 and $2,749,638, as of December 31, 2022, and 2021, respectively, relating to building leasehold improvements and SAP software and support fees which were paid by an affiliate company of the CEO. The balance bears interest of 6%, and the maturity date has not yet been determined.

In 2020, the Company recorded an additional related party liability in the amount of $513,390 in respect of certain building improvements ,due to J&N Real Estate Company (a company owned by the CEO) (“J&N Building Loan”). The balance bears no interest, and the maturity date has not yet been determined.

Notes payable is summarized as follows.

	December 31, 2022	December 31, 2021
Other long-term liabilities, related party
Fixed Asset Loan	$3,059,474	$2,749,638
J&N Building Loan	513,390	513,390
Total	$3,572,864	$3,263,028

NOTE 7 - STOCKHOLDERS’ EQUITY

Common stock

The Company’s authorized common stock consists of 650,000,000 shares with a par value of $0.0001 per share.

During the year ended December 31, 2021, 100 shares of Series A Preferred Shares were converted into 71,429 shares of common stock and on March 3, 2022 the Series A preferred stock was converted to a convertible loan for $385,000, due in March 2023.

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

Stock Options

A summary of the stock option activity is presented below:

	Options Outstanding as of December 31, 2022
	Number of Shares Subject to Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at December 31, 2021	-	-	-	-
Options assumed in merger	196,486	$3.51	3.20	$2,500
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options canceled / expired	-	-	-	-
Balance at December 31, 2022	196,486	$3.51	2.20	$2,500

Vested and exercisable at December 31, 2022	196,486	$3.51	3.70	$2,500

Stock Warrants

On March 3, 2022, the Company entered in an Exchange Agreement with an institutional investor pursuant to which the Company issued a 10% original issue discount senior convertible promissory note in the principal amount of $385,000 (the “Note”) and five-year warrants to purchase 275,000 shares of the Company’s common stock, par value $0.0001 per share at an exercise price of $1.40 per share in exchange for 350 shares of the Company’s Series A Convertible Preferred Stock. As of December 31, 2022, the Company also had outstanding warrants to purchase an aggregate of 56,377 shares of common stock. These warrants were previously issued by the Company prior to the exchange agreement.

The Company’s outstanding warrants as of December 31, 2022 are summarized as follows, and all were exercisable at that date.

A summary of the Company’s outstanding warrants is presented below:

	Warrants Outstanding as of December 31, 2022
	Number of Shares Subject to Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Balance on December 31, 2021	56,377	$13.64	2.01	-
Options granted	275,000	-	-	-
Options exercised	-	-	-	-
Options canceled / expired	-	-	-	-
Balance at December 31, 2022	331,377	$3.48	3.67	$-

Vested and exercisable at December 31, 2022	331,377	$3.48	3.67	$-

As of December 31, 2022, the outstanding warrants have no intrinsic value.

Restricted Stock

A summary of the restricted stock activity is presented below:

Restricted Stock Common Stock
Balance at December 31, 2021	-
Assumed in merger	107,993
Balance at December 31, 2022	107,993

As of December 31, 2022, there were no unamortized or unvested stock-based compensation costs related to restricted share arrangements. These shares are included in the total of outstanding share as of December 31, 2022.

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Legal Matters

In the ordinary course of business, the Company enters into agreements with third parties that include indemnification provisions which, in its judgment, are normal and customary for companies in the Company’s industry sector. These agreements are typically with business partners, and suppliers. Pursuant to these agreements, the Company generally agrees to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to the Company’s products, use of such products, or other actions taken or omitted by us. The maximum potential number of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, the Company has no liabilities recorded for these provisions as of December 31, 2022.

Concentrations

The Company has no concentration of vendors that would impact production costs in the longer term.

On the revenue side, for the year ended December 31, 2022, there was a concentration of two customers. Both are tolling partners who represent 16% and 10% of total revenue.

In the 3rd Quarter of 2021, we signed a large contract with a convenience store chain. The revenues from the first shipment of CBD products are 16% of the 2021 revenue. We also have a tolling partner concentration and this contract was 18.8% of revenue in 2021.

The other concentration is in the accounts receivable category, where two customer accounts for 50% of the accounts receivable in 2021. One of the three customer contracts is unique in that we produced all the products for them to sell, and they pay Panacea as the items are sold in the ecommerce marketplace. Thus, until their inventory is depleted, we will have accounts receivable. This customer receivable is 33% of the 50%. In 2021, this same customer was 31% of our total receivables.

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

NOTE 9 - RELATED PARTY TRANSACTIONS

Notes Payable and Accrued Interest – Related Parties

For information on related party loans to the Company and other related party transactions, see Notes 5 and 6, Operating Lease and Notes Payable.

The accrued interest and interest expenses recorded for related party loans are shown below.

	December 31, 2022	December 31, 2021
Accrued Interest
Related party loan J&N	$796,891	$249,939
Related party loan-CEO loan	271,585	86,060
Related party loan – Line of credit	282,869	29,235

	Year ended December 31, 2022	Year ended December 31, 2021
Interest Expense
Related party loan J&N	$546,952	$772,463
Related party loan-CEO loan	185,525	146,245
Related party loan – Line of Credit	253,634	29,235

Other

The Company continues to hold 1,203,000 shares of XXII stock which is available for trading. As of December 31, 2021, XXII is a common shareholder of the Company. See Subsequent Events for additional details related to XXII resolution.

NOTE 10 – INCOME TAXES

The Company has incurred aggregate net operating losses of approximately $30.604 million for income tax purposes as of December 31, 2021. The net operating losses carry forward for United States income taxes, which may be available to reduce future years’ taxable income. Management believes that the realization of the benefits from these losses appears not more than likely due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as necessary.

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the years ended December 31, 2022 and 2021. The company has yet to file income taxes for the year ended December 31, 2021.

December 31, 2022
U.S. federal statutory rate	21.0%
Increase (decrease) in taxes resulting from:
Increase in valuation allowance	(21.9)%
ROU Assets/Liabilities	(2.7)%
State taxes	3.6%
Income tax (expense) benefit	-%

The Company provided a valuation allowance equal to the deferred income tax asset for the year ended December 31, 2022, because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. The increase in the allowance was $9.997 million in fiscal 2022. Additionally, the future utilization of the net operating loss carryforward to offset future taxable income may be subject to an annual limitation, based upon IRC Section 382/383 Ownership change rules that may have or could occur in the future. The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2017, 2018, 2019 and 2020 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

NOTE 13 – SUBSEQUENT EVENTS

Panacea Life Sciences Holdings, Inc. announced on January 30, 2023 that the Company has executed a letter of intent to acquire N7 Enterprises, Inc. Pursuant to the terms of the letter of intent, Panacea would acquire all of the outstanding membership interests of N7 Enterprises in consideration for the issuance of common shares of the Company to the existing shareholders of N7 Enterprises. N7 Enterprises operates an expanding Florida chain of kava and kratom lounges under the Lizard Juice™ and N7 Nitro Kava™ brands founded in 2012, and is also a distributor of CBD, hemp, kratom and kava related products through its New Age Distribution subsidiary, founded in 2022. For its two business segments, N7 Enterprises showed $4.1 million in revenue for the 2022 fiscal year and is estimating that net income for the year will exceed $1 million.

PLSH settled a contract with XXII that it would exchange the common shares XXII holds and the $500,000 of hemp to reduce the J&N Panacea loan on the building.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of March 15, 2023.

Name	Age	Present Positions
Leslie Buttorff	65	CEO and Chairman
Lawrence J. Wert	65	Director
Nick Cavarra	58	Senior Vice President Marketing and Sales
Nathan Berman	35	Controller
James Baumgartner	58	Chief Science Officer and Quality Control

Directors

Our Board is currently comprised of two (2) members. The following biographical information discloses each director’s age, business experience and other directorships held during the past five years. It also includes the experiences, qualifications, attributes and skills that led to the conclusion that the individual should serve as our director.

Leslie Buttorff is our Chief Executive Officer and director since June 30, 2021. Ms. Buttorff has been the Chief Executive Officer of Panacea Life Sciences, Inc., a company which manufactures and develops pharma-grade hemp-related products since 2017. In addition, Ms. Buttorff has been the Chairman of the Board of Quintel-MC, Inc. a company that focuses on SAP ERP (Enterprise Resource Planning) implementations since 2002. Ms. Buttorff formed Quintel-MC, Inc. in 2002. Before establishing Quintel, Ms. Buttorff was the global practice leader for Arthur D. Little’s Utilities and Energy practice and was responsible for the alliance with Perot Systems. Ms. Buttorff is also a member of the Boards of Active Youth Network (provides revenue and enables information for sports teams, high schools and clubs) and JobZology (a CSU spinoff focused on matching people and jobs for employers). Ms. Buttorff was appointed to our Board as a result of her knowledge of the business, ownership and position with the Company.

Lawrence J. Wert was appointed to our Board on April 29, 2020. Mr. Wert has over 40 years in broadcasting. Mr. Wert served as the President of Broadcast Media for Tribune Media Company from 2013 through September of 2019. Mr. Wert previously served on the NAB TV Board of Directors, Fox Board and the CBS Board of Governors. In 2017, Mr. Wert was named “Broadcaster of the Year” by the Illinois Broadcaster’s Association. Currently, he serves on the Board of Directors for several charities, including the Children’s Brittle Bone Foundation, Catholic Charities, the Chicagoland Chamber of Commerce and the 100 Club. Mr. Wert is a member of the Governing Board of Gilda’s Club of Chicago, an advisor to the Chicago Chapter of Make-A-Wish Foundation and an honorary board member of RAINBOWS, an organization that helps children cope with loss. In 2018, Mr. Wert was inducted into the Chicago Catholic League Hall of Fame. Mr. Wert also sits on Board of Trustees for Fenwick High School in Oak Park, Ill. Mr. Wert was appointed as a director as a result of his prior experience with Exactus, Inc.

Executive Officers

The following provides certain biographical information with respect to each executive officer of the Company who is not a director.

See “Directors” above for Ms. Buttorff’s biographical information.

Nick Cavarra is our President of the Company since 2019. Mr. Cavarra brings over 25 years of management, leadership and sales experience at the local and national level in the broadcast/digital media, software and web/mobile development marketplace. His previous career positions include C-Level management experience with AYN and Zapotech Inc., and senior account management positions at KUSA-TV and KMGH-TV.

Nathan Berman is our Controller since June 30, 2021. Mr. Berman works as the controller for Panacea Life Sciences since December 2019. Prior to Panacea, Mr. Berman worked for Quintel-MC, Inc, and Media Audits International providing audit and management services on behalf of large broadcast corporations. Prior to this, Mr. Berman began his career in the banking industry while pursuing his CFA designation through the CFA Institute.

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

Employees and Contractual Arrangements

As of January 1, 2018, we employ management and support staff, chemists, extraction specialists, lab technicians order fulfillment and sales executives. We are building our culture around a performance-based system, and unlike other CBD companies we offer our employees personal time off (PTO) and health and dental benefits. We believe this is important in order to attract the best individuals for these roles. We also have an outsourcing agreement with Canna Software, LLC (ERPCannabis solution based on SAP) to provide back-office operations assistance in the financial, human resources, procurement and payroll and tax areas. We also have under contract ten sales territory managers that have many sales reps reporting in each sales territory. Overall, we currently has over 20 individuals working under PLS.

Family Relationships

There are no family relationships between or among the directors. There are family relationships between our CEO, brother and niece.

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

Audit Committee Financial Expert

Leslie Buttorff serves as the chairman of the audit committee. CFO Squad was previously retained to assist with the audit and SEC filings and provide other accounting advice. Our Board has determined that Leslie Buttorff is qualified as an “audit committee financial expert”, as that term is defined under the rules of the SEC and in compliance with the Sarbanes-Oxley Act of 2002.

Code of Ethics

On January 9, 2019, our Board adopted a Code of Business Conduct and Ethics applicable to all our directors, executive officers, and employees.

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

On December 31, 2021, we entered into an updated Employment Agreement with Leslie Buttorff pursuant to which Ms. Buttorff serves as our Chief Executive Officer for an initial term of July 1, 2021, to December 31, 2024 (the “Employment Agreement). Under her Employment Agreement, Ms. Buttorff receives an annual base salary of $380,000. To date, Ms. Buttorff has not taken a salary and payments have accrued commencing in January 2021.

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

Director Compensation

Compensation of Directors Table

The following table shows the compensation paid during the year ended December 31, 2022 to our non-employee director.

Name		Stock Awards (No.)	Option Awards (No.)	Fees Earned or Paid in Cash ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Leslie Buttorff	(a)	0	0	0	0	0	380,000	380,000
Executive Chairman
Lawrence J. Wert	(b)	0	0	0	0	0	0	0
Board Member

(a) Compensation is deferred.

Equity Awards At Year End

None.

Option Exercises and Stock Vested

Our named executive officers did not exercise any stock option awards during the year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of December 31, 2022, regarding the number of shares of our common stock beneficially owned by each director, each named executive officer and by all directors and executive officers as a group. Unless otherwise noted, each shareholder’s address is 5910 S. University Blvd, Suite C18-193, Greenwood Village, CO 80121, and each shareholder has sole voting power and investment power with respect to securities shown in the table below.

Title of class	Name of beneficial owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (1)
Named Executive Officers:

Common Stock	Leslie Buttorff (2)	4,646,953	31.5%

Common Stock	Nathan Berman (3)	17,749	*

Directors:

Common Stock	Lawrence J. Wert (4)	307,868	2.1%

Common Stock	All directors and executive officers as a group (4 persons) (5)	5,043,564	31.5%

5% Stockholders:
Common Stock	Quintel-MC Incorporated (7)	4,047,054	27.4%
Common Stock	22nd Century Group Inc. (8)	3,250,573	22.0%

(1)	Applicable percentages are based on 14,762,342 of common stock outstanding as of the March 15, 2022, excluding securities held by or for the account of the Company. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days after March 31, 2022, whether upon the exercise of options, warrants or conversion of notes. Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them. This table does not include any unvested stock options except for those vesting within 60 days.
(2)	Ms. Buttorff is our Chief Executive Officer, Chief Financial Officer and director. Includes 4,047,054 shares of common stock held by Quintel-MC Incorporated. Ms. Buttorff is the President of Quintel-MC, Incorporated.
(3)	Mr. Berman is our Controller.
(4)	Mr. Wert is a director.
(5)	Directors and Executive Officers as a group. This amount includes ownership by all directors and all current executive officers including those who are not Named Executive Officers under the SEC’s disclosure rules.
(6)	Quintel-MC Incorporated. Ms. Buttorff was the President of Quintel-MC Incorporated. Address is 5910 South University Suite C18-193, Greenwood Village, CO 80121. Quintel was sold and is in the process of closure.
(8)	22nd Century Group Inc. Based on Schedule 13G filed on July 9, 2021. Address is 500 Seneca Street, Suite 507, Buffalo NY 14204.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Our CEO is the owner of related parties J&N Real Estate LLC. J&N is a major shareholder and holds a note of Panacea and is the leaseholder for the laboratory in Golden. See Note 6: Notes for Related Party Transactions.

Director Independence

We are not a “listed issuer” within the meaning of Item 407 of Regulation S-K and there are no applicable listing standards for determining the independence of our directors. Applying the definition of independence set forth in Rule 4200(a)(15) of The Nasdaq Stock Market, Inc., we believe that Larry Wert is an independent director.

Item 14. Principal Accountant Fees and Services

The following table presents the aggregate fees billed for each of the last two fiscal years by our independent registered public accounting firm, Borgers, in connection with the audit of our consolidated financial statements and other professional services rendered.

Year Ended:	Audit Services	Tax Fees	Other Fees
December 31, 2022	$110,000	n/a	n/a
December 31, 2021	$25,000	n/a	n/a

The following table presents the aggregate fees billed for each of the last two fiscal years by our independent registered public accounting firm, RBSM LLP, in connection with the audit of our consolidated financial statements and other professional services rendered.

Year Ended:	Audit Services	Tax Fees	Other Fees
December 31, 2022	$-	n/a	n/a
December 31, 2021	$165,000	n/a	n/a

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

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a) Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
3.1	Amended Articles of Incorporation	8-K	7/7/21	3.1
3.1(a)	Certificate of Amendment to its Amended and Restated Articles of Incorporation – name change and reverse stock split	8-K	10/29/21	3.1
3.2	Amended and Restated Bylaws				Filed
3.3	Certificate of Designation for Series A Preferred Stock	8-K	2/18/21	4.1
3.4	Certificate of Designation for Series B-1 Preferred Stock	8-K	3/4/16	3.1
3.5	Certificate of Designation for Series B-2 Preferred Stock	8-K/A	2/17/16	3.2
3.6	Certificate of Designation for Series C Preferred Stock	10-Q	8/23/21	3.7
3.7	Certificate of Designation for Series C-1 Preferred Stock	10-Q	8/23/21	3.8
3.8	Certificate of Designation for Series C-2 Preferred Stock	8-K	10/29/21	3.2
3.9	Certificate of Designation for Series D Preferred Stock	10-Q	8/23/21	3.9
3.10	Certificate of Withdrawal for Series A	10-Q	4/29/22	3.10
4.1	Description of securities registered under Section 12 of the Exchange Act of 1934				Filed
10.1	Agreement (redacted) with Dr. Krassen Dimitrov, Digital Diagnostic, Inc. and KD Innovation, Ltd.+	8-K	1/27/21	10.2
10.2	Securities Purchase Agreement (redacted)+	8-K	2/18/21	10.1
10.3	Exchange Agreement	8-K	2/18/21	10.2
10.5	Settlement and Release Agreement with Creed2Med, LLC	10-K/A	4/23/21	10.6
10.6	Supply Agreement	10-K	4/15/21	10.3
10.7	Note and Loan Agreement	8-K	4/26/21	10.1
10.8	Form of Securities Exchange Agreement	8-K	7/7/21	10.1
10.9	Form of Indemnification Agreement*	8-K	7/7/21	10.2
10.10	Employment Agreement dated June 30, 2021 – Leslie Buttorff*	10-Q	8/23/21	10.2
10.11	Form of Promissory Note issued to Quintel-MC Incorporated (Panacea)	10-Q	8/23/21	10.5
10.12	Form of Promissory Note issued to Leslie Buttorff (Panacea)	10-Q	8/23/21	10.6
10.13	Form of Promissory Note issued to Leslie Buttorff (Exactus)	10-Q	8/23/21	10.7
10.14	Note Exchange Agreement+**	10-Q	8/23/21	10.8
10.15	Assignment of lease	10-Q	8/23/21	10.9
10.16	Form of Securities Purchase Agreement**	8-K	11/24/21	10.1
10.17	Form of Original Issue Discount Senior Convertible Promissory Note	8-K	11/24/21	10.2
10.18	Form of Warrant	8-K	11/24/21	10.3
10.19	Form of Registration Rights Agreement**	8-K	11/24/21	10.4
10.20	Amended and Restated 2021 Equity Incentive Plan*				Filed
16.1	Letter from RBSM LLP, dated December 28, 2021	8-K	12/29/21	16.1
23.1	Consent of BF Borgers CPA PC				Filed
31.1	Certification of Principal Executive Officer and Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished***
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Panacea Life Sciences Holdings, Inc.

Date: March 30, 2023	By:	/s/ Leslie Buttorff
Leslie Buttorff
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

