Form 10-Q
period 2023-03-31
PANACEA LIFE SCIENCES HOLDINGS, INC.
filed 2023-05-12
CIK 1552189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 15,505,317 shares of common stock, par value $0.0001 per share, outstanding as May 12, 2023.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Panacea Life Sciences Holdings, Inc. and Subsidiary

Consolidated Balance Sheets

	March 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$73,232	$6,951
Accounts receivable, net	274,787	206,127
Other receivables, related party	500,000	500,000
Inventory	4,095,063	4,448,725
Marketable securities related party	925,107	1,107,362
Prepaid expenses and other current assets	78,546	113,098
TOTAL CURRENT ASSETS	5,946,735	6,382,263

Operating lease right-of-use asset, net, related party	3,152,570	3,242,381
Property and equipment, net	7,268,661	7,675,995
Goodwill	2,188,810	2,188,810
TOTAL ASSETS	$18,556,776	$19,489,449

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,066,135	$2,666,076
Operating lease liability, current portion, related party	2,208,025	2,090,271
Note payable-current, related party	10,402,155	9,871,803
Convertible note payable, net	115,000	346,671
Paycheck protection loan, SBA Loan	99,100	99,100
TOTAL CURRENT LIABILITIES:	15,890,415	15,073,921

Operating lease liability, long-term portion, related party	2,894,336	2,987,208
Other long-term liabilities, related party	3,572,864	3,572,864
TOTAL LIABILITIES	22,357,615	21,633,993

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Series A Preferred Stock: $0.0001 Par Value, 1,000 shares designated; 0 and 350 shares issued and outstanding on March 31, 2023 and December 31, 2022 respectively.	-	-
Series B-1 Preferred: $0.0001 Par Value, 32,000,000 shares designated; 1,500,000 and 1,500,000 shares issued and outstanding on March 31, 2023 and December 31, 2022 respectively.	150	150
Series B-2 Preferred: $0.0001 Par Value, 6,000,000 shares designated; 6,000,000 and 6,000,000 shares issued and outstanding on March 31, 2023 and December 31, 2022 respectively.	600	600
Series C Preferred: $0.0001 Par Value, 1,000,000 shares designated; 1,000,000 and 1,000,000 shares issued and outstanding on March 31, 2023 and December 31, 2022 respectively.	100	100
Series C-1 Preferred: $0.0001 Par Value, 10,000 shares designated and 10,000 and 10,000 shares issued and outstanding on March 31, 2023 and December 31, 2022 respectively.	1	1
Series C-2 Preferred: $0.0001 Par Value, 100 and 0 shares designated and 100 and 0 shares issued and outstanding on March 31, 2023 and December 31, 2022 respectively.	-	-
Series D Preferred: $0.0001 Par Value, 10,000 shares designated and 10,000 and 10,000 shares issued and outstanding on March 31, 2023 and December 31, 2022 respectively.	1	1
Common Stock: $0.0001 Par Value, 650,000,000 shares authorized; 15,505,317 and 14,965,317 shares issued and outstanding on March 31, 2023 and December 31, 2022 respectively.	1,551	1,497
Additional paid in capital	23,895,650	23,760,704
Accumulated deficit	(27,698,892)	(25,907,597)
TOTAL STOCKHOLDERS’ EQUITY	(3,800,839)	(2,144,544)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,556,776	$19,489,449

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Panacea Life Sciences Holdings, Inc. and Subsidiary

Consolidated Statements of Operations

	Three Months Ended March 31,
	2023	2022
REVENUE	$677,481	$466,474
COST OF SALES	451,872	366,091
GROSS PROFIT	225,609	100,383

OPERATING EXPENSES
Production related operating expenses	1,268,159	1,287,817
General and administrative expenses	247,413	460,550
TOTAL OPERATING EXPENSES	1,515,572	1,748,367

LOSS FROM OPERATIONS	(1,289,963)	(1,647,984)

OTHER INCOME (EXPENSES)
Interest expense	(380,157)	(501,295)
Unrealized gain (loss) on marketable securities, net	(182,255)	(944,804)
Employer retention credit	-	253,791
Rental Income	60,332	58,046
Gain on extinguishment of debt	748	-
TOTAL OTHER INCOME (EXPENSE)	(501,332)	(1,134,262)

INCOME (LOSS) BEFORE INCOME TAXES	(1,791,295)	(2,782,246)

TAXES	-	-

NET INCOME (LOSS)	$(1,791,295)	$(2,782,246)

Per-share data
Basic and diluted loss per share	$(0.12)	$(0.16)

Weighted average number of common shares outstanding	14,862,077	16,915,706

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Panacea Life Sciences Holdings, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2022	8,530,000	$853	14,965,317	$1,497	$23,760,704	$(25,907,597)	$(2,144,544)
Shares issued in respect of the merger	-	-	-	-	-	-	-
Issuance of common shares for services			-	-	-		-
Shares issued in settlement of convertible note	-	-	540,000	54	134,946		135,000
Net Loss	-	-	-	-	-	(1,791,295)	(1,791,295)
Balance as of March 31, 2023	8,530,000	$853	15,505,317	$1,551	$23,895,650	$(27,698,892)	$(3,800,839)

Balance as of December 31, 2021	8,530,350	$853	14,073,708	$1,407	$23,865,155	$(16,765,013)	$7,102,402

Issuance of shares in respect of the merger	-	-	679,694	68	(68)	-	-
Issuance of common stock for services	-	-	8,940	1	19,999	-	20,000
Conversion of Series A Preferred Stock to convertible debt and warrants	(350)	-	-	-	(159,362)	0	(159,362)
Net Income (Loss)	-	-	-	-	-	(2,782,246)	(2,782,246)
Balance as of March 31, 2022	8,530,000	$853	14,762,342	$1,476	$23,725,724	$(19,547,259)	$4,180,794

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Panacea Life Sciences Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	For the months ended March 31
	2023		2022
Cash flows from operating activities
Net income (loss)		$(1,791,295)		$(2,782,246)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation		422,554		408,691
Realized gain on sale of securities		-		-
Unrealized (gain)/loss on marketable securities		182,255		944,804
Fixed Asset Disposal Loss		-		-
Non cash settlement of convertible note and accrued interest		-		-
Amortization of intangible assets		-		15,350
Amortization of debt discount and non-cash interest expense		38,329		263,270
Gain on forgiveness of payroll protection loan		-		-
Changes in operating assets and liabilities
Accounts receivable		(68,660)		81,878
Inventory		353,662		(60,510)
Prepaid expense and other assets		34,552		44,715
Accounts payable and accrued expenses		400,059		533,311
Operating lease liability, net		114,693		114,694
Net cash used in operating activities		(313,851)		(436,043)

Cash flows from investing activities
Net cash received from acquisition		-		-
Proceeds from sale of marketable securities		-		-
Proceeds from sale of fixed assets		-		-
Net fixed asset acquisitions		(15,220)		(9,725)
Net Cash provided by (used in) investing activities		(15,220)		(9,725)

Cash flows from financing activities
Repayment of notes payable		(135,000)		-
Proceeds from payroll protection loan, SBA loan		-		-
Payments of principal on notes payable		(65,000)		(230,201)
Proceeds from Notes payable - related party		595,352		712,192
Proceeds from issuance of convertible notes, net of discount		-		-
Cash provided by financing activities		395,352		481,991

Net increase (decrease) in Cash and Cash Equivalents		66,281		36,223
Cash and Cash Equivalents, Beginning of Period		6,951		19,774
Cash and Cash Equivalents, End of Period		$73,232		$55,997

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes during the year		$-		$-
Interest payments during the year		$-		$-

Noncash investing and financing activity
Non-cash Receivable - related party		$-	$
Related party loan repayment with inventory		$-	$
Non-cash fixed asset disposal as part of the reverse acquisition		$-	$
Conversion of Preferred A shares to Note Payable	$			$385,000
Issuance of Common Stock for services	$			$20,000
Capitalized assets purchased on account - related party		$-		$102,344
Liabilities from acquisition		$-	$
Debt retired in merger, related party		$-	$
Preferred Series B-1 Issuance in Acquisition		$-	$
Preferred Series B-2 Issuance in Acquisition		$-	$
Common stock issued for the reverse merger with Exactus		$-	$
Discounts related to issuance of convertible debt and warrants		$-	$

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

The Company is a GMP certified, seed-to-sale cannabinoid and nutraceutical manufacturer and research company that produces purposeful, natural pharmaceutical alternatives for consumers and pets. In addition to manufacturing raw materials from industrial hemp, we custom formulate and manufacture softgels (both bovine and vegan), gummies, tinctures, sublingual tablets, patches, K-Tape, topical pain relief and skin care products for the nutraceutical industry. Panacea was founded by Leslie Buttorff in 2017 as a woman-owned business, was formed to own and engage in creating disruptive healthcare and veterinary natural relief products to make a difference in the lives of humans and pets. In late 2022 shifted its focus to contract manufacturing for nutraceutical companies to use its excess capacity given the FDA’s inaction with regard to CBD product.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The Company’s consolidated financial statements include the financial statements of Panacea Life Sciences, Inc.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial information, which includes consolidated unaudited interim financial statements and present the consolidated unaudited interim financial statements of the Company and its wholly-owned subsidiary as of March 31, 2023. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. All intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, stockholders’ equity and cash flows as of March 31, 2023, and 2022, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Operating results for the three ended March 31, 2023 and 2022 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2023. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

Going concern

These unaudited condensed consolidated financial statements are presented on the basis that the Company will continue as a going concern. Panacea has combined with Panacea Life Sciences Holdings, Inc. (formerly Exactus), so the below items reflect the consolidated company. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since our inception in later 2017, we have generated losses from operations. As of March 31, 2023, our accumulated deficit was $27.7 million, and we had $1 million in cash and liquid stock. As of March 31, 2023 the shares of common stock we hold in 22nd Century Group, Inc. (1,227,017 shares) ( Nasdaq: XXII) (“XXII”) was valued at approximately $0.925 million. The XXII stock is pledged to secure a $4.063 million promissory note in favor of J&N Real Estate (“J&N “) and a $1.624 million promissory note in favor of Leslie Buttorff, CEO of the Company. J&N is owned by the CEO. These items are shown on the balance sheet as related party loans. The current plan with respect to the XXII stock is to hold this stock. These factors raise doubt about the Company’s ability to continue as a going concern for a period of 12 months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve or maintain profitable operations or become cash flow positive or raise additional debt and/or equity capital. In addition, due to insufficient revenue, we will need to obtain further funding through public or private equity offerings, debt financing, collaboration arrangements or other sources in order to maintain active business operations. We currently do not have sufficient cash flow to pay our ongoing financial obligations on a consistent basis. The issuance of any additional shares of Common Stock, preferred stock or convertible securities could be substantially dilutive to our shareholders. In addition, adequate additional funding may not be available to us on acceptable terms, or at all. These unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. There were no cash equivalents. The Company places its cash and cash equivalents with high-quality financial institutions. At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. On March 31, 2023, the Company’s cash balances did not exceed the FDIC limit.

Accounts Receivable

Accounts receivable are generally unsecured. The Company establishes an allowance for doubtful accounts receivable based on the age of outstanding invoices and management’s evaluation of collectability. Accounts are written off after all reasonable collection efforts have been exhausted and management concludes that likelihood of collection is remote. Any future recoveries are applied against the allowance for doubtful accounts. An allowance of $10,000 was taken at the beginning of 2023 to allow for any doubtful accounts to be expensed. As of March 31, 2023, $1,378 of this allowance was expensed. The Company’s accounts receivable policy changed in 2021 to only provide larger, well-established companies with Net 30 payment terms. For all other sales they are paid by credit card or wires received before the product is shipped to the customer.

Inventory

Inventories are stated at lower of cost or net realizable value. Inventories of purchased materials are valued using a moving average method and managed on a first in first out basis (FIFO). Inventories of internally manufactured materials are valued using a standard costing method and are also managed on a FIFO basis. Production related costs that are capitalized as inventory as part of the standard cost valuation include the direct materials consumed, direct labor used, indirect labor used, and manufacturing overhead. Overhead is calculated based on specific manufacturing process and allocated on an order-by-order basis. Production variances that occur between standard cost valuation and actual costs are expensed as incurred in the income statement as part of cost of goods sold.

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

The following table shows, by level within the fair value hierarchy, the Company’s assets and liabilities at fair value on a recurring basis as of March 31, 2023 and December 31, 2022:

	March 31, 2023				December 31, 2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Marketable securities	$925,107	$925,107	$-	-	$1,107,362	$1,107,362	$-	$-
Total	$925,107	$925,107	$-	$-	$1,107,362	$1,107,362	$-	$-

March 31, 2023
Balance at beginning of year	$1,107,362
Unrealized loss on marketable securities, net	182,255
Balance at end of period	$925,107

As of March 31, 2023, the Company has no liabilities that are re-measured at fair value.

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

Intangible Assets and Goodwill

The Company has intangible assets. Goodwill is comprised of the purchase price of business combinations in excess of the fair market value assigned at acquisition to the tangible and intangible assets acquired. Goodwill is not amortized. The Company tests goodwill for impairment on an annual basis. The Company performed its most recent goodwill impairment using a discounted cash flow analysis and found that the fair value exceeded the carrying value. It has $2.189 million of goodwill from the acquisition of the assets of Phoenix Life Sciences, Inc. (“Phoenix”) in October 2017.

Estimated Life
Goodwill from Phoenix Acquisition	Tested Yearly for Impairment
Intangibles – Formulations	5 Years

	March 31, 2023	December 31, 2022
Goodwill	$2,188,810	$2,188,810

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

Convertible Notes Payable

The Company has previously issued convertible notes, which contain variable conversion features, whereby the outstanding principal and accrued interest automatically convert into common shares at a fixed price which may be a discount to the common stock at the time of conversion. Some of the conversion features of these notes are contingent upon future events, whereby, the holder agreed not to convert until the contingent future event has occurred. The Company currently does not hold any convertible notes.

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

Some of the Company’s contract liabilities consist of advance customer payments. Contract liability results from transactions in which the Company has been paid for products by customers, but for which all revenue recognition criteria have not yet been met. Once all revenue recognition criteria have been met, the contract liabilities are recognized. The Company recorded $254,482 and $368,065 in advanced customer payments as of March 31, 2023, and December 31, 2022, respectively, and these amounts are included in the balance sheet line item of accounts payable and accrued expenses.

	March 31, 2023	December 31, 2022
Balance, beginning of period	$368,065	$24,585
Payments received for unearned revenue	178,586	412,891
Revenue earned	292,169	69,411

Balance, end of period	$254,482	$368,065

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

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with ASC 606. The amounts charged to customers for shipping products are recognized as revenues and the related freight costs of shipping products are classified in general and administrative costs as incurred. Shipping costs are included as a component of general and administrative and were $10,368 and $14,184 for the three months ended March 31, 2023 and 2022, respectively.

Advertising & Marketing

Advertising costs are expensed when incurred and are included in advertising and promotional expense in the accompanying statements of operations. Included in this category are expenses related to public relations, investor relations, new package design, website design, design of promotional materials, cost of trade shows, cost of products given away as promotional samples, and paid advertising. The Company recorded advertising costs included in general and administrative costs of $3,630 and $66,796 for the three months ended March 31, 2023 and 2022, respectively.

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

The following financial instruments were not included in the diluted loss per share calculation for the three months ended March 31, 2023 and 2022 because their effect was anti-dilutive:

	For the three months ended March 31,
	2023	2022
Series B-1 Convertible Preferred	6,679	6,679
Series B-2 Convertible Preferred	26,786	26,786
Series C Convertible Preferred	2,289,220	2,289,220
Series C-1 Convertible Preferred	1,064,908	1,064,908
Series D Convertible Preferred	1,628,126	1,628,126
Total	5,015,719	5,015,719

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

NOTE 3 – PROPERTY, EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property and equipment, net including any major improvements, are recorded at historical cost. The cost of repairs and maintenance is charged against operations as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, generally as follows:

Estimated Life
Computers and technological assets	3 – 5 Years
Furniture and fixtures	3 – 5 Years
Machinery and equipment	5 – 10 Years
Leasehold improvement	10 Years

Property and equipment, net consists of the following:

	March 31, 2023	December 31, 2022
Computers and technological assets	$3,776,320	$3,776,320
Furniture and fixtures	55,950	55,950
Machinery and equipment	7,780,686	7,765,466
Land	92,222	92,222
Leasehold improvements	1,508,915	1,508,915
Total	13,214,093	13,198,873
Less accumulated depreciation	(5,945,432)	(5,522,878)
Total property and equipment, net	$7,268,661	$7,675,995

Depreciation expenses for the three-month period ended March 31, 2023 and 2022 were $422,554 and $408,691 respectively.

NOTE 4 - INVENTORY

Inventory consists of the following components:

	March 31, 2023	December 31, 2022
Raw Materials	$720,557	$870,530
Semi-Finished	1,737,215	1,863,501
Finished Goods	1,617,341	1,694,574
Packaging	19,950	20,120
Trading		-
Total	$4,095,063	$4,448,725

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

Below is a summary of our right of use assets and liabilities as of March 31, 2023.

	March 31, 2023	December 31, 2022
Right-of-use assets	$3,152,570	$3,242,381

Present value of operating lease liabilities	$3,258,312	$3,347,331
Less: Long-term portion of operating lease liability	(2,894,336)	(2,987,208)
Short-term portion of operating lease liability	363,976	360,123
Unpaid balances	1,844,042	1,730,136
Total short-term lease liability obligations	$2,208,018	$2,090,259
Weighted-average remaining lease term (Ends December 31, 2030)	7.75 years	8 years

Weighted-average discount rate		3.0%

During the three months ended March 31, 2023 and 2022, we recognized approximately $114,693 respectively in operating lease costs. Operating lease costs are included in operating expenses in our consolidated statement of operations.

Approximate future minimum lease payments for our right of use assets over the remaining lease periods as of March 31, 2022, are as follows:

2023	341,716
2024	460,178
2025	464,780
2026	469,427
2027	474,122
Thereafter	1,451,002
Total undiscounted operating lease payments	3,661,225
Less: Imputed interest	(402,913)
Present value of operating lease liabilities	$3,258,312

NOTE 6 – NOTES PAYABLE

Convertible Note Payable

On March 3, 2022, the Company entered into an Exchange Agreement (the “Agreement”) with an institutional investor (the “Investor”) pursuant to which the Company agreed to issue a 10% original issue discount senior convertible promissory note in the principal amount of $385,000 (the “Second Note”) and five-year warrants to purchase 275,000 shares of the Company’s common stock, par value $0.0001 per share at an exercise price of $1.40 per share (the “Warrants”) in exchange for 350 shares of the Company’s Series A Convertible Preferred Stock (“Series A”). The Second Note matured on March 3, 2023. The Agreement was entered into after the Investor exercised the most favored nations rights contained in Section 7(b) of the Company’s Certificate of Designation of Preferences, Rights and Limitations of the Series A in connection with the consummation of a private placement with the Purchaser on November 18, 2021. The warrant fair value of $190,638 and the original issue discount of $35,000 were treated as a discount to the Second Note and will be amortized over the term of the Second Note. Amortization of the debt discount for the three months ended March 31, 2023, was 38,329 and for the three months ended March 31, 2022, was $17,309 and each were recorded as interest expense. The debt discount balance on March 31, 2023, fully amortized.

Paycheck Protection Program Funding U.S. Small Business Administration Loan

On May 28, 2020, the Company received a secured, 30-year, Economic Injury Disaster Loan in the amount of $99,100 from the U.S. Small Business Administration. The loan carries interest at a rate of 3.75% per year and matures in 30 years. The SBA loan is secured by a security interest in the Company’s tangible and intangible assets. As of March 31, 2023 the current principal balance of this note amounted to $99,100 and accrued interest was approximately $2,047.

Notes payable – related party and other liabilities.

As part of the Exchange Agreement certain loan balances (“J&N Loans”) from J&N Real Estate LLC, an affiliate of the Company’s CEO, (“J&N”) and historical interest owed of $1,932,358 were combined into a new promissory note with the principal amount of $4.062 million. The J&N Note bears annual interest at 12% and was secured by a pledge of certain XXII common stock owned by Panacea (See Note 2 Going concern).

On June 30, 2021, the Company issued its CEO, Ms. Buttorff, a 10% promissory note in the amount of $1,624,000 (the “Buttorff Note”). The Buttorff Note was secured by a pledge of certain XXII common stock owned by the Company (See Note 2 Going concern). This demand note replaced a prior working capital note that the Company had issued on January 1, 2021. On July 1, 2021, the Company issued Ms. Buttorff a 10%, $1 million line of credit note at 10% annual rate which Ms. Buttorff has since increased and has extended (see Note 6 – Notes Payable – Buttorff Note). The Company’s line of credit from Ms. Buttorff increased to $5,000,000 on July 1, 2021. The terms include an annual interest rate of 10% and a maturity date in 2024.

	March 31, 2023	December 31, 2022
J&N Note	$4,062,713	$4,062,713
CEO Note	6,339,442	5,809,090
Total related party notes	$10,402,155	$9,871,803

Other long-term liabilities, related party

The Company has recorded a related party liability (“Fixed Asset Loan”) in the amounts of $2,899,919 and $2,749,638 as of March 31, 2022 and December 31, 2021, respectively, relating to SAP software and support fees which were paid by an affiliate company of the CEO. The maturity date has not yet been determined. The Company is no longer paying any fees related to these services.

In 2020, the Company recorded an additional related party liability in the amount of $513,390 in respect to certain building improvements, due to J&N Real Estate Company (a company owned by the CEO) (“J&N Building Loan”). This balance bears no interest and the maturity date has not yet been determined.

	March 31, 2023	December 31, 2022
Other long-term liabilities, related party
Fixed Asset Loan	$3,059,474	$3,059,474
J&N Building Loan	513,390	513,390
Total	$3,572,864	$3,572,864

NOTE 7 - STOCKHOLDERS’ EQUITY

Common stock

The Company’s authorized common stock consists of 650,000,000 shares with a par value of $0.0001 per share.

During the three months ended March 31, 2023, the Company issued 540,000 shares of common stock in respect of the settlement of the convertible note payable.

Common stock options

Stock Option Plan

On June 30, 2021, the Company’s stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan provided for the issuance of 4,049,409 incentive awards in the form of non-qualified and incentive stock options, restricted stock awards, restricted stock unit awards, warrants and preferred stock. The awards may be granted by the Company’s Board of Directors to its employees, directors and officers and to consultants, agents, advisors and independent contractors who provide services to the Company or to a subsidiary of the Company. The exercise price for stock options must not be less than the fair market value of the underlying shares on the date of grant. The incentive awards shall either be fully vested and exercisable from the date of grant or shall vest and become exercisable in such installments as the Board of Directors or Compensation Committee may specify. Stock options expire no later than ten years from the date of grant. Unless sooner terminated, the Plan shall terminate in 10 years.

This plan had 196,491 fully vested options outstanding at the time of the share exchange.

Stock Options

A summary of the stock option activity is presented below:

	Options Outstanding as of March 31, 2023
	Number of Shares Subject to Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Balance on December 31, 2022	196,491	$3.51	3.20	$
Options granted	-	-	-		-
Options exercised	-	-	-		-
Options canceled / expired	-	-	-		-
Balance on March 31, 2023	196,491	$3.51	1.95	$

Vested and exercisable at March 31, 2023	196,491	$3.51	1.95	$

The Company’s outstanding warrants as of March 31, 2023, are summarized as follows, and all were exercisable at that date.

	Warrants Outstanding as of March 31, 2023
	Number of Shares Subject to Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Balance on December 31, 2022	331,377	$3.48	3.67	-
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options canceled / expired	-	-	-	-
Balance at March 31, 2023	331,377	$3.48	3.43	$-

Vested and exercisable at March 31, 2023	331,377	$3.48	3.43	$-

As of March 31, 2023, the outstanding warrants had no intrinsic value.

Restricted Stock

A summary of the restricted stock activity is presented below:

Restricted Stock Common Stock
Balance at December 31, 2022	107,993
Balance at March 31, 2023	107,993

As of March 31, 2023, there were no unamortized or unvested stock-based compensation costs related to restricted share arrangements.

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Legal Matters

In the ordinary course of business, the Company enters into agreements with third parties that include indemnification provisions which, in its judgment, are normal and customary for companies in the Company’s industry sector. These agreements are typically with business partners, and suppliers. Pursuant to these agreements, the Company generally agrees to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to the Company’s products, use of such products, or other actions taken or omitted by us. The maximum potential number of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, the Company has no liabilities recorded for these provisions as of March 31, 2023.

Concentrations

The Company has no contingencies, material commitments, purchase obligations, or sales obligations.

On the revenue side, in the three months ended March 31, 2023, we have a concentration of two customers. Both are contract manufacturing customers who represent 31% and 13% of revenues. In the three months ended March 31, 2022, we had a concentration of two customers. One is a customer who purchased PPE items and represented 22% of revenue. The other is a tolling partner who represented 17% of revenue.

The other concentration is in the accounts receivable category, where five customer accounts for 70% of the accounts receivable. One of the five customer contracts is unique in that we produced all of the products for them to sell, and they pay Panacea as the items are sold in the ecommerce marketplace. Thus, until their inventory is depleted, we will have accounts receivable. This customer receivable is 32% of the 70%.

NOTE 9 - RELATED PARTY TRANSACTIONS

Notes Payable and Accrued Interest – Related Parties

For information on related party loans to the Company and other related party transactions, see Notes 5 and 6, Operating Lease and Notes Payable.

The accrued interest and interest expenses recorded for related party loans are shown below.

	March 31, 2023	December 31, 2022
Accrued Interest
Related party loan-QJ&N	$944,142	$796,891
Related party loan-CEO loan	320,925	271,585
Related party loan – Line of credit	428,106	282,869

	Three months ended March 31, 2023	Three months ended March 31, 2022
Interest Expense
Related party loan-J&N	$147,251	$130,678
Related party loan-CEO loan	49,341	44,664
Related party loan – Line of Credit	145,237	30,135

NOTE 10– SUBSEQUENT EVENTS

PLSH is still pursuing the asset acquisition of N7 Enterprises, Inc. and expects to close this transaction in the second quarter of 2023.

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

Panacea Life Sciences Holdings, Inc. (PLSH) is holding company structured to support the life sciences and health and wellness industry. Panacea, which was founded by Leslie Buttorff in 2017 as a woman-owned business. Through Panacea, we are dedicated to developing and producing the highest-quality, most medically relevant, legal, hemp-derived cannabinoid products for consumers and pets. Beginning at a farm Panacea owns a parcel of located at Needle Rock, Colorado and leases laboratory space located within a 51,000 square foot, state-of-the-art, cGMP, extraction, manufacturing, testing and fulfillment center located in Golden, Colorado, Panacea operates in every segment of the CBD product value chain. From cultivation to finished goods, Panacea ensures its products with stringent testing protocols employed at every stage of the supply chain. Panacea endeavors to offer pure natural remedies within product lines for every aspect of life: PANA Life®, PANA Beauty®, PANA Sport™, PANA Pet® and PANA Health™. Currently Panacea sells over 50 different product SKUs of CBD and CBG products.

In late 2022 we shifted our focus to contract manufacturing for the nutraceutical industry. Its subsidiary, Panacea Life Sciences, Inc. (PLS) is dedicated to manufacturing, research and producing the highest-quality, hemp-derived cannabinoid, functional mushroom, Kratom and nutraceutical products for consumers and pets. From cultivation to finished goods, the company ensures its products with stringent GMP standards and testing protocols employed at every stage of the supply chain.

We are well positioned to develop novel extracts as dietary supplements and topical applications. Our biotechnology plans focus on our research at Colorado State University where we are involved in several health-related research studies.

We believe that our competitive advantages are derived from being vertically integrated that allows for extraction, enrichment and manufacturing under a cGMP quality environment: 1) Using pharmaceutical formulation methods to optimize the delivery of various products, and 2) utilize Good Manufacturing Practice to produce goods that are safe and quality products that deliver consistent dosing.

We are combining human and pet preclinical studies with Good Manufacturing Process manufacturing to generate a panel of products. Our products are formulated with delivery methods for health benefits including an intellectual property portfolio enabling development of topical creams, sublinguals, oral soft gel capsules, patches, and sprays.

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

Partnership with Universities

The grand opening of the Panacea Life Sciences Cannabinoid Research Center at Colorado State University was held on October 19, 2021. The first studies at the center are underway for isolation of rare cannabinoids, examining cannabidiol’s effects on Inflammatory Bowel Disease (IBS), canine and human dementia, as well as supporting research into chronic pelvic pain. These are all long-term, multi-year studies. We previously signed an agreement with the Colorado School of Mines in the area of developing hemp-based sustainability products.

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

Results of Operations

Set forth below is the discussion of the results of operations of the Company for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The information which follows relates to the operations of Panacea, which under applicable accounting rules are treated as the operation of the Company.

Three Months Ended March 31, 2023 and 2022

Net Revenues

In late 2022 and first quarter of 2023 our revenues predominately came from contract manufacturing of nutraceutical products. Revenue consists of sales of our six category of brand products, white label and contract manufacturing sales to other companies, raw material sales (distillate and isolate), tolling products, and leasing space. We also have revenue from non-CBD nutraceutical companies.

Our revenues for the three months ended March 31, 2023, increased by $211,007, or 45%, to $677,481 as compared to $466,474 for the three months ended March 31, 2022. The increase in sales in 2023 was due to an increase in manufacturing of non-CBD nutraceutical products.

Cost of Sales

Cost of sales for the three months ended March 31, 2023, increased by $85,781 or 23% to $451,872 as compared to $366,091 for the three months ended March 31, 2022. The increase in cost of sales was due primarily to increased raw material purchases for non-CBD contract manufacturing.

Operating Expenses

Operating expenses for the three months ended March 31, 2023, decreased by $232,795, or 13%, to $1,515,572 as compared to $1,748,367 for the three months ended March 31, 2022. This is due to decreases in both production related operating expenses and general and administrative expenses. The Company is continuing to decrease SG&A expenses as much as possible to conserve cash.

Production related operating expenses for the three months ended March 31, 2023, decreased by $19,658, or 2%, to 1,268,159 as compared to $1,287,817 million during the three months ended March 31, 2022. The decrease in production related operating expenses is primarily due to decreased building expenditures.

General and administrative expenses for the three months ended March 31, 2023, decreased by $213,137, or 46%, to $247,413 as compared to $460,550 during the three months ended March 31, 2022. The decrease in general and administrative costs is primarily due to decreased sales and advertising expenditures as well as a one-time fee for entrance into the Brazil market which was paid in 2022.

Other income (expense)

Other income (expense) for the three months ended March 31, 2023, decreased by $632,930 or 56% to ($501,332) as compared to ($1,134,262) for the three months ended March 31, 2022. The decrease in other income is primarily due to the unrealized loss of marketable securities held (XXII: NASDAQ).

Liquidity and Capital Resources

Cash flows from operating activities

The largest source of operating cash is from our customers. A large majority of our customers purchase CBD on-line, so credit card payments are collected and paid within 1-2 business days. Other white label and contract manufacturing customers pay before the products are released. Some larger customers have either net 10-, 2%- or 30-day net terms. Net cash used in operating activities was $313,851 and $436,043 for three months ended March 31 for 2023 and 2022, respectively. Approximately $1.0 million of our $1.8 million net loss in 2023 was non-cash.

Cash flows from investing activities

Cash outlay for the acquisition of fixed assets comprised the majority of this category and were $15,220 and $9,725 for the three months ended March 31, 2023, and 2022, respectively.

Cash flows from financing activities

Net cash provided by financing activities for the three months ended March 31, 2023 was $395,352. For the same period in 2022 the financing was $481,991. In both years the primary financing was cash provided by Company’s CEO.

Liquidity and Capital Resources

On March 31, 2023, we had $1 million in cash and liquid stock of XXII. Our Chief Executive Officer holds the XXII shares pursuant to the pledge agreement and has the power at any time to permit us to sell the shares to provide working capital. We have borrowed substantial sums from Leslie Buttorff, our Chief Executive Officer, to meet its working capital obligations. On June 30, 2021, Panacea issued an affiliate of Ms. Buttorff a 12% demand promissory note for $4.063 million and issued Ms. Buttorff a 10% demand promissory note for $1.624 million secured by a pledge of certain XXII common stock owned by Panacea. Additionally, we have a line of credit with Ms. Buttorff through which it may borrow up to $5 million at a 10% annual interest rate.

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

Off Balance Sheet Arrangements

As of March 31, 2023, we had no material off-balance sheet arrangements.

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

Although forward-looking statements in this Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Further information on the risks and uncertainties affecting our business is contained in our filings with the SEC, including this Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. Such risks, uncertainties and changes in condition, significance, value, and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report and are based on information currently and reasonably known to us. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that may arise after the date of this Report, other than as required by law. Readers are urged to carefully review and consider the various disclosures made in this Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, required by Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act. Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

We have previously sued Defendants, Mike Fisher, in his official capacity as Osage County District Attorney ex rel. State of Oklahoma as an investigating and/or prosecuting body, Eddie Virden in his official capacity as the Sheriff of the City of Osage as holder of the property, and the City of Pawhuska as the property seizing body, (collectively the “Government Defendants”) for the return of approximately 17,000 pounds of industrial hemp (the “Property”). We believe we were entitled to possession of the Property pursuant to an August 23, 2018, contract between us and Blue Circle Development, LLC (“BCD”), wherein we agreed to pay and BCD agreed to deliver the Property according to certain terms. Plaintiff performed pursuant to the contract and is entitled to possession of the Property. We believe the Government Defendants wrongfully detained the Property and is responsible for damages to the Property and to us. On or about May 4, 2020, the Government Defendants improperly released the Property to BCD in violation of a Court Order. We have asserted claims against the Government Defendants for interference with the Court Order and BCD for improperly intercepting the Property from us. The case is currently waiting for a trial date.

On February 21, 2023, Plaintiff Knock-Out Specialties, Inc. (“Plaintiff” or “Knock-Out”) filed Plaintiff’s Original Petition (“Petition” or “Pet.”) in the 380th Judicial District Court of Collin County, Texas in an action styled Knock-out Specialties, Inc. vs. Panacea Life Sciences, LLC, Leslie Buttorff, Individually and Ben Doucette, Individually, Cause Number 380-00849-2023 (“State Court Action”). In the State Court Action, Plaintiff seeks damages arising from allegations regarding the purchase and quality of KN95 masks. The Panacea Defendants hereby ask for removal of the State Court Action to this Court on the basis of diversity jurisdiction.

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

Panacea Life Sciences Holdings, Inc.

May 12, 2023	/s/ Leslie Buttorff
Leslie Buttorff
Chief Executive Officer

