Form 10-Q
period 2023-06-30
PANACEA LIFE SCIENCES HOLDINGS, INC.
filed 2023-08-15
CIK 1552189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 001-38190

Panacea Life Sciences Holdings, Inc.

(Exact name of registrant as specified in its charter)

Nevada	27-1085858
(State or another jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5910 S University Blvd, C18-193, Greenwood Village, CO 80121

(Address of principal executive offices, Zip Code)

800-985-0515

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,645,352 shares of common stock, par value $0.0001 per share, outstanding as August 2, 2023.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Panacea Life Sciences Holdings, Inc. and Subsidiary

Unaudited Condensed Consolidated Balance Sheets

	June 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,190	$6,951
Accounts receivable, net	272,090	206,127
Other receivables, related party	500,000	500,000
Inventory	4,357,733	4,448,725
Marketable securities related party	460,388	1,107,362
Prepaid expenses and other current assets	149,295	113,098
TOTAL CURRENT ASSETS	5,747,696	6,382,263

Operating lease right-of-use asset, net, related party	3,062,090	3,242,381
Property and equipment, net	6,855,283	7,675,995
Goodwill	2,188,810	2,188,810
TOTAL ASSETS	$17,853,879	$19,489,449

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,677,546	$2,666,076
Operating lease liability, current portion, related party	2,325,808	2,090,271
Note payable-current, related party	10,829,779	9,871,803
Convertible note payable, net	115,000	346,671
Paycheck protection loan, SBA Loan	99,100	99,100
TOTAL CURRENT LIABILITIES:	17,047,233	15,073,921

Operating lease liability, long-term portion, related party	2,800,766	2,987,208
Other long-term liabilities, related party	3,572,864	3,572,864
TOTAL LIABILITIES	23,420,863	21,633,993

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Series A Preferred Stock: $0.0001 Par Value, 1,000 shares designated; 0 and 350 shares issued and outstanding on June 30, 2023 and December 31, 2022 respectively.	-	-
Series B-1 Preferred: $0.0001 Par Value, 32,000,000 shares designated; 1,500,000 and 1,500,000 shares issued and outstanding on June 30, 2023 and December 31, 2022 respectively.	150	150
Series B-2 Preferred: $0.0001 Par Value, 6,000,000 shares designated; 6,000,000 and 6,000,000 shares issued and outstanding on June 30, 2023 and December 31, 2022 respectively.	600	600
Series C Preferred: $0.0001 Par Value, 1,000,000 shares designated; 1,000,000 and 1,000,000 shares issued and outstanding on June 30, 2023 and December 31, 2022 respectively.	100	100
Series C-1 Preferred: $0.0001 Par Value, 10,000 shares designated and 10,000 and 10,000 shares issued and outstanding on June 30, 2023 and December 31, 2022 respectively.	1	1
Series C-2 Preferred: $0.0001 Par Value, 100 and 0 shares designated and 100 and 0 shares issued and outstanding on June 30, 2023 and December 31, 2022 respectively.	-	-
Series D Preferred: $0.0001 Par Value, 10,000 shares designated and 10,000 and 10,000 shares issued and outstanding on June 30, 2023 and December 31, 2022 respectively.	1	1
Common Stock: $0.0001 Par Value, 650,000,000 shares authorized; 17,645,352 and 14,965,317 shares issued and outstanding on June 30, 2023 and December 31, 2022 respectively.	1,765	1,497
Additional paid in capital	23,993,533	23,760,704
Accumulated deficit	(29,563,134)	(25,907,597)
TOTAL STOCKHOLDERS’ EQUITY	(5,566,984)	(2,144,544)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,853,879	$19,489,449

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Panacea Life Sciences Holdings, Inc. and Subsidiary

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
REVENUE	399,128	$469,472	$1,076,609	$935,946
COST OF SALES	196,314	331,500	648,186	697,591
GROSS PROFIT	202,814	137,972	428,423	238,355

OPERATING EXPENSES
Production related operating expenses	1,131,711	1,173,296	2,399,870	2,461,111
General and administrative expenses	145,213	204,678	392,626	665,230
TOTAL OPERATING EXPENSES	1,276,924	1,377,974	2,792,496	3,126,341

LOSS FROM OPERATIONS	(1,074,110)	(1,240,002)	(2,364,073)	(2,887,986)

OTHER INCOME (EXPENSES)
Interest expense	(366,944)	(569,985)	(747,101)	(1,071,280)
Unrealized gain (loss) on marketable securities, net	(464,719)	(260,273)	(646,974)	(1,205,077)
Realized gain on sale of securities	-	22,816	-	22,816
Other income (loss)	-	27,598	-	27,598
Employer retention credit	-	-	-	253,791
Rental Income	41,531	58,045	101,863	116,091
Gain on extinguishment of debt	-	-	748	-
TOTAL OTHER INCOME (EXPENSE)	(790,132)	(721,799)	(1,291,464)	(1,856,061)

INCOME (LOSS) BEFORE INCOME TAXES	(1,864,242)	(1,961,801)	(3,655,537)	(4,744,047)

TAXES	-	-	-	-

NET INCOME (LOSS)	(1,864,242)	$(1,961,801)	$(3,655,537)	$(4,744,047)

Per-share data
Basic and diluted loss per share	(0.11)	$(0.13)	$(0.21)	$(0.32)

Weighted average number of common shares outstanding	17,645,352	14,965,317	17,645,352	14,965,317

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PANACEA LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

(unaudited)

	Six Months Ended June 30, 2023
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2022	8,530,000	$853	14,965,317	$1,497	$23,760,704	$(25,907,597)	$(2,144,544)
Sale of shares to investors	-	-	454,545	46	74,955		75,000
Issuance of common shares for services			275,490	28	23,069		23,097
Issuance of restricted shares to employees			1,410,000	141	(141)		-
Shares issued in settlement of convertible note	-	-	540,000	54	134,946		135,000
Net Loss	-	-	-	-	-	(3,655,537)	(3,655,537)
Balance as of June 30, 2023	8,530,000	$853	17,645,352	$1,765	$23,993,532	$(29,563,134)	$(5,566,984)

	Three Months Ended June 30, 2023
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2023	8,530,350	$853	15,505,317	$1,550	$23,895,650	$(27,698,892)	$(3,800,839)
Sale of shares to investors	-	-	454,545	46	74,955		75,000
Issuance of common shares for services	-	-	275,490	28	23,069		23,097
Issuance of restricted shares to employees		-	1,410,000	141	(141)		-
Net Income (Loss)	-	-	-	-		(1,864,242)	(1,864,242)
Balance as of June 30, 2023	8,530,000	$853	17,645,352	$1,765	$23,993,532	$(29,563,134)	$(5,566,984)

The accompanying notes are an integral part of these financial statements

	Six Months Ended June 30, 2022
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	8,530,350	$853	14,073,708	$1,407	$23,865,155	$(16,765,013)	$7,102,402
Shares issued in respect of the merger	-	-	834,331	83	(83)	-	-
Issuance of common shares for services			57,278	6	54,994		55,000
Conversion of Series A Preferred to convertible debt and warrants	(350)				(159,362)		(159,362)
Net Loss	-	-	-	-	-	(4,744,047)	(4,744,047)
Balance as of June 30, 2022	8,530,000	$853	14,965,317	$1,497	$23,760,704	$(21,509,060)	$2,253,993

	Three Months Ended June 30, 2022
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2022	8,530,000	$853	14,762,342	$1,476	$23,725,724	$(19,547,259)	$4,180,794
Shares issued for acquisition	-	-	154,637	15	(15)	-	-
Issuance of common shares for services			48,338	5	34,955		35,000
Net Income (Loss)	-	-	-	-	-	(1,961,801)	(1,961,801)
Balance as of June 30, 2022	8,530,000	$853	14,965,317	$1,497	$23,760,704	$(21,509,060)	$2,253,993

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Panacea Life Sciences, Inc.

Statements of Cash Flows

	Six Months Ended June 30,
	2023		2022
Cash flows from operating activities
Net income (loss)		$(3,655,537)	$(4,744,047)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation		845,282	818,586
Realized gain on sale of securities		-	(22,816)
Unrealized (gain)/loss on marketable securities		646,974	1,205,077
Non cash settlement of convertible note and accrued interest		74,999	-
Amortization of intangible assets		-	30,700
Amortization of debt discount and non-cash interest expense		38,329	568,219
Changes in operating assets and liabilities
Accounts receivable		(65,963)	24,945
Inventory		90,992	(216,202)
Prepaid expense and other assets		(36,197)	(41,823)
Accounts payable and accrued expenses		1,034,568	982,474
Operating lease liability, net		229,386	229,387
Net cash used in operating activities		(797,167)	(1,165,500)

Cash flows from investing activities
Proceeds from sale of marketable securities		-	46,832
Net fixed asset acquisitions		(24,570)	(17,604)
Net Cash provided by (used in) investing activities		(24,570)	29,228

Cash flows from financing activities
Repayment of notes payable		(135,000)	-
Payments of principal on notes payable		(118,000)	(540,848)
Proceeds from Notes payable - related party		1,075,976	1,693,875
Cash provided by financing activities		822,976	1,153,027

Net increase (decrease) in Cash and Cash Equivalents		1,239	16,755
Cash and Cash Equivalents, Beginning of Period		6,951	19,774
Cash and Cash Equivalents, End of Period		$8,190	$36,529

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes during the year		$-	$-
Interest payments during the year		$-	$-

Noncash investing and financing activity
Conversion of Preferred A shares to Note Payable	$		$385,000
Issuance of Common Stock for services	$		$55,000
Capitalized assets purchased on account - related party		$-	$168,578

The accompanying notes are an integral part of these financial statements.

PANACEA LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

NOTE 1 - NATURE OF ORGANIZATION

Organization and Business Description

PANACEA LIFE SCIENCES HOLDINGS, Inc. (the “Company”, “we”, “us”, “our”) was incorporated on January 18, 2008, in the State of Nevada. In January 2019, the Company added to the scope of its business activities, efforts to produce, market and sell products made from industrial hemp containing cannabidiol (“CBD”). On June 30, 2021, the Company entered into a Securities Exchange Agreement (the “Exchange Agreement”) with Panacea Life Sciences, Inc., (“Panacea”) a seed to sale cannabinoid company and with the stockholders of Panacea. Pursuant to the Exchange Agreement, the former Panacea stockholders assumed majority control of the Company and all operations are now operated by Panacea, which as a result of the share exchange, became a wholly owned subsidiary of the Company. In October 2021, the Company changed its name from Exactus Inc. to Panacea Life Sciences Holdings, Inc.

Panacea Life Sciences Holdings, Inc. (PLSH) is currently a holding company structured to develop and facilitate manufacturing, research, product development and distribution in the high-growth, natural human and animal health and wellness market segment. Its subsidiary, Panacea Life Sciences, Inc. (PLS) is a woman-founded and led company dedicated to manufacturing, distribution, research and production of the highest-quality nutraceutical, cannabinoid, mushroom, kratom and other natural, plant-based ingredients and products. PLS operates out of a 51,000 square foot, state-of-the-art, cGMP facility in Golden, Colorado. PLS was founded by Leslie Buttorff in 2017 as a woman-owned business, was formed to own and engage in creating disruptive healthcare and veterinary natural relief products to make a difference in the lives of humans and pets.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The Company’s consolidated financial statements include the financial statements of Panacea Life Sciences, Inc., a wholly owned subsidiary acquired on June 30, 2021.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial information, which includes consolidated unaudited interim financial statements and present the consolidated unaudited interim financial statements of the Company and its wholly-owned subsidiary as of June 30, 2023. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. All intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, stockholders’ equity and cash flows as of June 30, 2023, and 2022, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Operating results for the three ended June 30, 2023 and 2022 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2023. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

Going concern

These unaudited condensed consolidated financial statements are presented on the basis that the Company will continue as a going concern. Panacea has combined with Panacea Life Sciences Holdings, Inc. (formerly Exactus), so the below items reflect the consolidated company. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since our inception in later 2017, we have generated losses from operations. As of June 30, 2023, our accumulated deficit was $29.6 million, and we had $0.465 million in cash and liquid stock. As of June 30, 2023, the shares of common stock we hold in 22nd Century Group, Inc. (1,188,000 shares) (Nasdaq: XXII) (“XXII”) was valued at approximately $0.457 million. The XXII stock is pledged to secure a $4.063 million promissory note in favor of J&N Real Estate (“J&N”) and a $1.624 million promissory note in favor of Leslie Buttorff, CEO of the Company. J&N is owned by the CEO. These items are shown on the balance sheet as related party loans. These factors raise doubt about the Company’s ability to continue as a going concern for a period of 12 months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve or maintain profitable operations or become cash flow positive or raise additional debt and/or equity capital. In addition, due to insufficient revenue, we will need to obtain further funding through public or private equity offerings, debt financing, collaboration arrangements or other sources in order to maintain active business operations. We currently do not have sufficient cash flow to pay our ongoing financial obligations on a consistent basis. The issuance of any additional shares of Common Stock, preferred stock or convertible securities could be substantially dilutive to our shareholders. In addition, adequate additional funding may not be available to us on acceptable terms, or at all. These unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. There were no cash equivalents. The Company places its cash and cash equivalents with high-quality financial institutions. At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. On June 30, 2023, the Company’s cash balances did not exceed the FDIC limit.

Accounts Receivable

Accounts receivable are generally unsecured. The Company establishes an allowance for doubtful accounts receivable based on the age of outstanding invoices and management’s evaluation of collectability. Accounts are written off after all reasonable collection efforts have been exhausted and management concludes that likelihood of collection is remote. Any future recoveries are applied against the allowance for doubtful accounts. An allowance of $10,000 was taken at the beginning of 2022 to allow for any doubtful accounts to be expensed. As of June 30, 2023, none of this allowance was expensed. The Company’s accounts receivable policy changed in 2021 to only provide larger, well-established companies with Net 30 payment terms. For all other sales they are paid by credit card or wires received before the product is shipped to the customer.

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

Marketable securities

The Company’s marketable securities consists of 1,188,000 shares of XXII which are classified as available-for-sale and included in current assets as they are pledged to secure two promissory notes (see Note 2 – Going Concern). Securities are valued based on market prices for identical assets using third party certified pricing sources. Available-for-sale securities are carried at fair value with unrealized and realized gains and losses reported as a component of income (loss). Realized gains and losses, if any, are calculated on the specific identification method and are included in other income in the condensed consolidated statements of operations.

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

The following table shows, by level within the fair value hierarchy, the Company’s assets and liabilities at fair value on a recurring basis as of June 30, 2023, and December 31, 2022:

	June 30, 2023				December 31, 2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Marketable securities	$460,388	$460,388	$-	-	$1,107,362	$1,107,362	$-	$-
Total	$460,388	$460,388	$-	$-	$1,107,362	$1,107,362	$-	$-

The following table is a schedule of the Company’s marketable securities. The following table is schedule of the Company’s marketable securities:

June 30, 2023
Balance at beginning of year	$1,107,362
Unrealized loss on marketable securities, net	(646,974)
Balance at end of period	$460,388

As of June 30, 2023, the Company has no liabilities that are re-measured at fair value.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method on the various asset classes over their estimated useful lives, which range from 3 to 10 years when placed in service. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.

Intangible Assets and Goodwill

The Company has intangible assets. Goodwill is comprised of the purchase price of business combinations in excess of the fair market value assigned at acquisition to the tangible and intangible assets acquired. Goodwill is not amortized. The Company tests goodwill for impairment on an annual basis. The Company performed its most recent goodwill impairment using a discounted cash flow analysis and found that the fair value exceeded the carrying value. It has $2.189 million of goodwill from the acquisition of the assets of Phoenix Life Sciences, Inc. (“Phoenix”) in October 2017 and intangible assets of $0.030 million as of June 30, 2023, and $0.061 million for as of December 31, 2022. In the acquisition of Phoenix, the Company acquired product formulas which is classified as an intangible asset.

The following table is a schedule of the Company’s intangible assets and goodwill:

Estimated Life
Goodwill from Phoenix Acquisition	Tested Yearly for Impairment
Intangibles – Formulations	5 Years

	June 30, 2023	December 31, 2022
Goodwill	$2,188,810	$2,188,810

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

Some of the Company’s contract liabilities consist of advance customer payments. Contract liability results from transactions in which the Company has been paid for products by customers, but for which all revenue recognition criteria have not yet been met. Once all revenue recognition criteria have been met, the contract liabilities are recognized. The Company recorded $330,499and $368,065 in advanced customer payments as of June 30, 2023, and December 31, 2022, respectively and these amounts are included in the balance sheet line item of accounts payable and accrued expenses.

The following table shows the Company’s advanced customer payments:

	June 30, 2023	December 31, 2022
Balance, beginning of period	$368,065	$24,585
Payments received for unearned revenue	214,498	412,891
Revenue earned	252,064	69,411

Balance, end of period	$330,499	$368,065

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

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with ASC 606. The amounts charged to customers for shipping products are recognized as revenues and the related freight costs of shipping products are classified in general and administrative costs as incurred. Shipping costs are included as a component of general and administrative expenses and were $43,001 and $17,965 for the six months ended June 30, 2023, and 2022, respectively. Shipping costs were $32,633 and $3,782 for the three months ended June 30, 2023, and 2022, respectively.

Advertising & Marketing

Advertising costs are expensed when incurred and are included in advertising and promotional expense in the accompanying statements of operations. Included in this category are expenses related to public relations, investor relations, new package design, website design, design of promotional materials, cost of trade shows, cost of products given away as promotional samples, and paid advertising. The Company recorded advertising and marketing costs in general and administrative expenses and were $18,193 and $98,108 for the six months ended June 30, 2023, and 2022, respectively. Advertising and marketing costs were $14,563 and $31,312 for the three months ended June 30, 2023, and 2022, respectively.

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

Stock-Based Compensation

The Company accounts for its stock compensation under the ASC 718-10-30, Compensation - Stock Compensation using the fair value-based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

The Company uses the Black-Scholes model for measuring the fair value of options and warrants. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods. The Company recognizes forfeitures when they occur.

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

The following financial instruments were not included in the diluted loss per share calculation for the six months ended June 30, 2023 and 2022 because their effect was anti-dilutive:

	For the six months ended June 30,
	2023	2022
Options to purchase common stock	551,854	277,705
Warrants to purchase common stock	1,117,092	1,117,092
Series B-1 Convertible Preferred	6,679	6,679
Series B-2 Convertible Preferred	26,786	26,786
Series C Convertible Preferred	2,289,220	2,289,220
Series C-1 Convertible Preferred	1,064,908	1,064,908
Series D Convertible Preferred	1,628,126	1,628,126
Convertible Notes	-	-
Total	6,684,665	6,410,516

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

NOTE 3 – PROPERTY, EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property and equipment, net including any major improvements, are recorded at historical cost. The cost of repairs and maintenance is charged against operations as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, generally as follows:

Estimated Life
Computers and technological assets	3 – 5 Years
Furniture and fixtures	3 – 5 Years
Machinery and equipment	5 – 10 Years
Leasehold improvement	10 Years

Property and equipment, net consists of the following:

	June 30, 2023	December 31, 2022
Computers and technological assets	$3,776,320	$3,776,320
Furniture and fixtures	55,950	55,950
Machinery and equipment	7,790,036	7,765,466
Land	92,222	92,222
Leasehold improvements	1,508,915	1,508,915
Total	13,223,443	13,198,873
Less accumulated depreciation	(6,368,160)	(5,522,878)
Total property and equipment, net	$6,855,283	$7,675,995

Depreciation expenses for the three and six month periods ended June 30, 2023 and 2022 were $422,728, 845,282, and 409,895, $818,586 respectively.

NOTE 4 - INVENTORY

Inventory consists of the following components:

	June 30, 2023	December 31, 2022
Raw Materials	$964,317	$870,530
Semi-Finished	1,771,177	1,863,501
Finished Goods	1,598,280	1,694,574
Packaging	23,959	20,120
Trading		0
Total	$4,357,733	$4,448,725

Inventories are stated at lower of cost or net realizable value using the standard costing method for its work in process and finished goods. For its raw materials, trading goods, and packaging supplies, the Company utilizes the moving average method for costing purposes and FIFO. At this time there are no inventory reserves required. Inventory includes all of our various storage locations: including inventory held in our VICKI machines, other warehouses, and off-site trailers. It also includes inventory purchased for customer projects.

NOTE 5 –OPERATING LEASE RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES – RELATED PARTY

Right of Use

The Company adopted Accounting Standards Update (“ASU”) No. 2016-02, “Leases” (“ASC 842”) on January 1, 2019, the start of our 2019 fiscal year. The Company has one lease arrangement with a related party entered into on December 22, 2018, for 3-year term starting with January 1, 2019 for certain laboratory facilities, with a nine-year extension option. This lease was extended and now expires on December 31, 2030. At inception, the Company recognized a Right of Use Asset and a corresponding lease liability in the amount of $4,595,509. The Company’s lease arrangements may contain both lease and non-lease components. The Company has elected to combine and account for lease and non-lease components as a single lease component. The Company has incorporated residual value obligations in leases for which there is such occurrences. Regarding short-term leases, ASC 842-10-25-2 permits an entity to make a policy election not to apply the recognition requirements of ASC 842 to Short-term leases. The Company has elected not to apply the ASC 842 recognition criteria to any leases that qualify as Short-Term Leases.

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

Below is a summary of our right of use assets and liabilities as of June 30, 2023, and December 31, 2022:

	June 30, 2023	December 31, 2022
Right-of-use assets	$3,062,090	$3,242,381

Present value of operating lease liabilities	$3,168,620	$3,347,331
Less: Long-term portion of operating lease liability	(2,800,766)	(2,987,208)
Short-term portion of operating lease liability	367,854	360,123
Unpaid balances	1,957,947	1,730,136
Total short-term lease liability obligations	$2,325,801	$2,090,259
Weighted-average remaining lease term (Ends December 31, 2030)	7.5 years	8 years

Weighted-average discount rate		3.0%

During the three and six months ended June 30, 2023, and 2022, we recognized approximately $114,693 and $229,386 respectively in operating lease costs. Operating lease costs are included in operating expenses in our consolidated statement of operations.

Approximate future minimum lease payments for our right of use assets over the remaining lease periods as of June 30, 2023, are as follows:

2023	227,811
2024	460,178
2025	464,780
2026	469,427
2027	474,122
Thereafter	1,451,002
Total undiscounted operating lease payments	3,547,320
Less: Imputed interest	(378,700)
Present value of operating lease liabilities	$3,168,620

NOTE 6 – NOTES PAYABLE

Convertible Note Payable

On November 18, 2021, the Company entered into a Securities Purchase Agreement (“SPA”) with Lincoln Park Capital Fund, LLC (the “Purchaser”) pursuant to which the Company agreed to sell a 10% original issue discount senior convertible promissory note in the principal amount of $1,100,000 (the “Convertible Note”) and five-year warrants to purchase 785,715 shares of the Company’s common stock, par value $0.0001 per share at an exercise price of $1.40 per share (the “Warrants”) pursuant to the terms and conditions of the SPA for a total purchase price of $1,000,000. The Note was due November 18, 2022, which is one year from the issuance date and was paid.

The Warrants can be exercisable for a five-year term beginning on May 18, 2022, at an exercise price of $1.40 per share, subject to certain adjustments which are substantially similar to those contained in the Note, including the Qualified Offering adjustment. The Warrants contain a 4.99% beneficial ownership limitation pursuant to which neither may be converted or exercised, as applicable, if and to the extent that following such conversion or exercise the holder would beneficially own more than 4.99% of the Company’s outstanding common stock, subject to increase to 9.99% upon 61 days’ prior written notice by the holder.

On March 3, 2022, the Company entered into an Exchange Agreement (the “Agreement”) with an institutional investor (the “Investor”) pursuant to which the Company agreed to issue a 10% original issue discount senior convertible promissory note in the principal amount of $385,000 (the “Second Note”) and five-year warrants to purchase 275,000 shares of the Company’s common stock, par value $0.0001 per share at an exercise price of $1.40 per share (the “Warrants”) in exchange for 350 shares of the Company’s Series A Convertible Preferred Stock (“Series A”). The Second Note matures on March 3, 2023. The Agreement was entered into after the Investor exercised the most favored nations rights contained in Section 7(b) of the Company’s Certificate of Designation of Preferences, Rights and Limitations of the Series A in connection with the consummation of a private placement with the Purchaser on November 18, 2021. The warrant fair value of $190,638 and the original issue discount of $35,000 were treated as a discount to the Second Note and will be amortized over the term of the Second Note. Amortization of the debt discount for the three and six months ended June 30, 2023, was $0 and $17,309 and for the three and six months ended June 30, 2022, was $56,255 and $73,564 and were recorded as interest expense. The debt discount balance on June 30, 2023, fully amortized.

Paycheck Protection Program Funding U.S. Small Business Administration Loan

On May 28, 2020, the Company received a secured, 30-year, Economic Injury Disaster Loan in the amount of $99,100 from the U.S. Small Business Administration. The loan carries interest at a rate of 3.75% per year, requires monthly payments of principal and interest, and matures in 30 years. Installment payments, including principal and interest, of $483 monthly, will begin 12 months from the date of the promissory Note. The SBA loan is secured by a security interest in the Company’s tangible and intangible assets. The loan proceeds were used as working capital to alleviate economic injury caused by the Covid-19 disaster occurring in the month of January 31, 2020, and continuing thereafter. As of June 30, 2022, the current principal balance of this note amounted to $99,100 and accrued interest was approximately $2,047.

Notes payable – related party and other liability

As part of the Exchange Agreement certain loan balances (“J&N Loans) from J&N Real Estate Company, Inc., an affiliate of the Company’s CEO, (“J&N”) and historical interest owed of $1,932,358 were combined into a new promissory note with the principal amount of $4.062 million (“J&N Note”). The J&N Note bears annual interest at 12% and was secured by a pledge of certain XXII common stock owned by Panacea (See Note 2 Going concern).

On June 30, 2021, the Company issued its CEO, Ms. Buttorff, a 10% promissory note in the amount of $1,624,000 (the “Buttorff Note”). The Buttorff Note was secured by a pledge of certain XXII common stock owned by the Company (See Note 2 Going concern). This demand note replaced a prior working capital note that the Company had issued on January 1, 2021. On July 1, 2021, the Company issued Ms. Buttorff a 10%, $1 million line of credit note at 10% annual rate which Ms. Buttorff has increased that expired in January 2022, which Ms. Buttorff has extended (see Note 6 – Notes Payable – Buttorff Note). In June 2023, the Buttorff line of credit was increased to $5.5 million and is now due on January 31, 2025.

Below is a summary of our notes payable as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
J&N Note	$4,062,713	$4,062,713
CEO Notes (Initial note of $1,685,685 and line of credit)	6,767,066	5,809,090
Total related party notes	$10,829,779	$9,871,803

Other long-term liabilities, related party

The Company has recorded a related party liability (“Fixed Asset Loan”) in the amount of $3,059,474 as of June 30, 2023 and December 31, 2022, respectively, relating to SAP software and support fees which were paid by an affiliate company of the CEO. The balance bears interest of 6% and the maturity date has not yet been determined. The interest requirement of 6% ended as of December 31, 2022.

In 2020, the Company recorded an additional related party liability in the amount of $513,390 in respect to certain building improvements, due to J&N Real Estate Company (a company owned by the CEO) (“J&N Building Loan”). This balance bears no interest, and the maturity date has not yet been determined.

	June 30, 2023	December 31, 2022
Other long-term liabilities, related party
Fixed Asset Loan	$3,059,474	$3,059,474
J&N Building Loan	513,390	513,390
Total	$3,572,864	$3,572,864

NOTE 7 - STOCKHOLDERS’ EQUITY

Common stock

The Company’s authorized common stock consists of 650,000,000 shares with a par value of $0.0001 per share.

During both the three and six months ended June 30, 2023, the Company issued 730,035 shares of common stock in respect of the share exchange effected in 2021. The Company issued 275,490 shares to vendors and 454,545 shares to investors that contributed funds to the Company. The issuance of the shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933 and Rule 506(b) promulgated thereunder.

Common stock options

Stock Option Plan

On June 30, 2021, the Company’s stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan provided for the issuance of 4,049,409 incentive awards in the form of non-qualified and incentive stock options, restricted stock awards, restricted stock unit awards, warrants and preferred stock. The awards may be granted by the Company’s Board of Directors to its employees, directors and officers and to consultants, agents, advisors and independent contractors who provide services to the Company or to a subsidiary of the Company. The exercise price for stock options must not be less than the fair market value of the underlying shares on the date of grant. The incentive awards shall either be fully vested and exercisable from the date of grant or shall vest and become exercisable in such installments as the Board of Directors or Compensation Committee may specify. Stock options expire no later than ten years from the date of grant. Unless sooner terminated, the Plan shall terminate in 10 years. This plan had 346,854 fully vested options and a total of 551,854 allocated.

Stock Options

A summary of the stock option activity is presented below:

	Options Outstanding as of June 30, 2023
			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining
	Subject	Exercise	Contractual	Aggregate
	to	Price Per	Life	Intrinsic
	Options	Share	(in years)	Value

Balance on December 31, 2022	346,854	$2.80	3.57	$
Options granted	205,000	0.21	-		-
Options exercised	-	-	-		-
Options canceled / expired	-	-	-		-
Balance at June 30, 2023	551,854	$1.84	2.94	$

Vested and exercisable on June 30, 2023	551,854	$1.84	2.94	$

Stock Warrants

On November 18, 2021, the Company entered into a Securities Purchase Agreement (“SPA”) with Lincoln Park Capital Fund, LLC (the “Purchaser”) pursuant to which the Company agreed to sell a 10% original issue discount senior convertible promissory note in the principal amount of $1,100,000 (the “Convertible Note”) and five-year warrants to purchase 785,715 shares of the Company’s common stock, par value $0.0001 per share at an exercise price of $1.40 per share (the “Warrants”) pursuant to the terms and conditions of the SPA for a total purchase price of $1,000,000. The Note was due November 18, 2022, which is one year from the issuance date and was paid.

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

As of June 30, 2023, the Company also had outstanding warrants to purchase an aggregate of 56,377 shares of common stock. These warrants were previously issued by the Company prior to the exchange agreement.

The Company’s outstanding warrants as of June 30, 2023, are summarized as follows, and all were exercisable at that date.

Warrants Outstanding as of June 30, 2023
Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining
	Subject	Exercise	Contractual	Aggregate
	to	Price Per	Life	Intrinsic
	Warrants	Share	(in years)	Value

Balance on December 31, 2022	1,117,092	$2.02	4.05	-
Warrants granted	-	-	-	-
Warrants exercised	-	-	-	-
Warrants canceled / expired	-	-	-	-
Balance on June 30, 2023	1,117,092	$2.02	3.56	$-

Vested and exercisable on June 30, 2023	1,117,092	$2.02	3.56	$-

As of June 30, 2022, the outstanding warrants have no intrinsic value.

Restricted Stock

During both the three and six months ended June 30, 2023, the Company issued 1,685,490 shares of the Company’s common stock to various employees and directors of the Company. A summary of the restricted stock activity is presented below:

Restricted Stock Common Stock
Balance on December 31, 2022	107,993
Balance on June 30, 2023	1,793,483

As of June 30, 2023, there were no unamortized or unvested stock-based compensation costs related to restricted share arrangements.

Preferred Stock

The Company’s authorized preferred stock consists of 50,000,000 shares with a par value of $0.0001. There are no new activities related to preferred stock.

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

On February 1, 2023, Plaintiff filed Plaintiffs Original Petition (“Petition”) in a lawsuit against the Panacea Defendants related to the Purchase Order, styled Knock-Out Specialties, Inc. v. Panacea Life Sciences, LLC, Leslie Buttorff, and Ben Doucette, Cause No. 380- 00849-2023, in the 380th District Court of Collin County, Texas. On March 20, 2023, the Panacea Defendants removed the State Lawsuit to the United States District Court for the Eastern District of Texas, Sherman Division in Case No. 4:23- cv-00217. On March 27, 2023, the Panacea Defendants filed their Motion to Dismiss and Brief in Support. This matter was settled in July 2023 and the result is the Company will pay the Plaintiff $80,000.

Concentrations

The Company has no contingencies, material commitments, or purchase obligations or sales obligations.

On the revenue side, in the three months ended June 30, 2023, we have a concentration of two customers. Both are contract manufacturing customers who represent 41% and 15% of revenue. In the six months ended June 30, 2023, there is a concentration of three customers. All are contract manufacturing customers, and represent 12%, 17%, and 20% of revenue.

The other concentration is in the accounts receivable category, where three customer accounts for 69% of the accounts receivable. One of the three customer contracts is unique in that we produced all of the products for them to sell, and they pay Panacea as the items are sold in the ecommerce marketplace. Thus, until their inventory is depleted, we will have accounts receivable. This customer receivable is 23% of the 69%.

NOTE 9 - RELATED PARTY TRANSACTIONS

Notes Payable and Accrued Interest – Related Parties

For information on related party loans to the Company and other related party transactions, see Notes 5 and 6, Operating Lease and Notes Payable.

The accrued interest and interest expenses recorded for related party loans are shown below.

	June 30, 2023	December 31, 2022
Accrued Interest
Related party loan- J&N Real Estate	$1,095,854	$796,891
Related party loan-CEO loan	371,510	271,585
Related party loan – Line of credit	592,752	282,869

	Three months ended	Six months ended	Three months ended	Six months ended
	June 30, 2023	June 30, 2023	June 30, 2022	June 30, 2022
Interest Expense
Related party loan- J&N Real Estate	$151,713	$298,964	$134,637	$265,315
Related party loan-CEO loan	50,584	99,925	45,790	90,453
Related party loan – Line of Credit	164,646	309,883	51,700	81,835

Other

The Company continues to hold 1,188,000 shares of XXII stock which is available for sale.

NOTE 10– SUBSEQUENT EVENTS

On July 10, 2023, PLSH announced it had entered into agreements to acquire eight retail locations in the Tampa, Florida area, offering Kava, Kratom, VAPE and CBD products and beverages operating as Nitro Kava & Kratom, including inventory, equipment and recipes, distribution facilities and a warehouse located in Largo, Florida, generating $2.9 million of annual revenues (unaudited) for the fiscal year ended December 31, 2022.

On August 1, 2023, PLSH announced it has entered into a Letter of Intent with Melodial Global Health (ASX:ME1)(formerly Creso Pharma) to acquire Sierra Sage Herbs (“Sierra”), maker of the best-selling Green Goo, Southern Butter and Good Goo natural products and Halucenex, a company researching novel psychedelic compounds. The deal would extend Panacea’s footprint into natural first aid and body care products and establishes a strong tie with Melodial through a significant stock ownership stake.

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

PLSH is structured to develop and facilitate manufacturing, research, product development and distribution in the high-growth, natural human and animal health & wellness market segment. The company is dedicated to manufacturing, distribution, research and production of the highest-quality nutraceutical, cannabinoid, mushroom, kratom and other natural, plant-based ingredients and products. PLS operates out of a 51,000 square foot, state-of-the-art, cGMP facility in Golden, Colorado. As of June 30, 2023, Panacea sells over 40 different product SKUs of CBD and CBG products.

We believe that our competitive advantages are derived from being vertically integrated that allows for extraction, e enrichment and manufacturing under a cGMP quality environment: 1) Using pharmaceutical formulation methods to optimize the delivery of various hemp products, 2) Developing both full spectrum and THC-free products, 3) Hemp supply, and 4) utilize Good Manufacturing Practice to produce goods that are safe and quality products that deliver consistent dosing. The cannabinoids have also been reported to treat human disease conditions where currently multiple pharmacologicals are needed to address, e.g., Post Traumatic Stress Disorder (PTSD), or where there is no current cure such as Alzheimer’s, Parkinson’s Disease, and age-related dementia, to name a few. Although numerous reports describe cannabis/hemp extract health benefits the industry lacks sufficient clinical data and quality control to provide patient benefit. We are combining human and pet clinical studies with Good Manufacturing Process manufacturing to generate a panel of products. Our products are formulated with delivery methods for health benefits including an intellectual property portfolio enabling development of topical creams, sublinguals, oral soft gel capsules, patches, and sprays. Our products are derived from organic practices industrial hemp grown in Colorado.

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

In later 2022 we shifted our focus to the nutraceutical industry and to date we have closed over 35 different manufacturing contracts. We offer “white label” licensing to retail businesses and contract manufacturing services to smaller CBD companies and softgel manufacturing to nutraceutical companies. This shift was required as the CBD industry slowed given the FDA’s inaction and we were well suited to use our excess manufacturing equipment.

Panacea intends to position itself to provide a comprehensive menu of natural and organic health and wellness products catering to all segments of the health and wellness minded community, while supporting research into important medical and health challenges, such as the effects of CBD/CBG/psilocybin on conditions such as irritable bowel syndrome, pain management, brain injury and PTSD. We hope to capture significant market share in the three categories of mushroom products under development — functional, amanita and psilocybin — while enhancing our on-going research efforts at Colorado State University at the Panacea Cannabinoid Lab in order to produce valuable information about these emerging compounds.

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

Results of Operations

Set forth below is the discussion of the results of operations of the Company for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The information which follows relates to the operations of Panacea which under applicable accounting rules are treated as the operation of the Company.

On February 23 and 24, 2023, the Golden area experienced extreme below zero temperatures which cause major damages in the laboratory. To date, we are still dealing with issues related to temperature controls and equipment problems. Insurance companies have been slow to address these required repair costs. We hope to have these all resolved and repaired by year end.

Three Months Ended June 30, 2023, and 2022

Net Revenues

Our primary focus in the last two quarters has been in manufacturing products for nutraceutical companies. We are still engaged in the business of producing and selling products made from industrial hemp. Revenue consists of sales to nutraceutical companies, sales of our brand CBD and CBG products, white label and contract manufacturing sales to other CBD companies, raw material sales (distillate and isolate), tolling products, and leasing space.

Our revenues for the three months ended June 30, 2023, decreased by $70,344, or 15%, to $399,128 as compared to $469,472 for the three months ended June 30, 2022. The decrease in sales was due to larger manufacturing contracts that were not completed by the end of the period, but will be recorded in the 3rd Q. The decrease is also due to certain projects that were delayed due to extreme heat in our production wing due to the insurance companies’ delaying equipment repairs.

Cost of Sales

Cost of sales for the three months ended June 30, 2023, decreased by $135,186 or 41% to $196,314 as compared to $331,500 for the three months ended June 30, 2023. The decrease in cost of sales was due to several larger scale projects where ingredients have not been fully consumed. And the corresponding decrease in revenues due to the building temperature issues.

Operating Expenses

Operating expenses for the three months ended June 30, 2023, decreased by $101,049, or 7%, to $1,276,925 as compared to $1,377,974 for the three months ended June 30, 2023. This is due to decreases in general and administrative expenses.

Production related operating expenses for the three months ended June 30, 2023, decreased by $41,584 or 4% to $1,131,712 as compared to $1,173,294 during the three months ended June 30, 2023. The decrease in production related operating expenses is primarily due to lower building operational costs.

General and administrative expenses for the three months ended June 30, 2023, decreased by $59,465, or 29%, to $145,213 as compared to $204,680 during the three months ended June 30, 2023. The decrease in general and administrative costs is primarily due to decreased sales and advertising costs.

Other income (expense)

Other income for the three months ended June 30, 2023, decreased by $68,332 or 9% to ($790,131) as compared to ($721,799) for the three months ended June 30, 2023. The decrease in other income is primarily due to the unrealized loss of XXII’s marketable securities held.

Six Months Ended June 30, 2023 and 2022

Net Revenues

Our primary focus in the last two quarters has been in manufacturing products for nutraceutical companies. We are still engaged in the business of producing and selling products made from industrial hemp. Revenue consists of sales to nutraceutical companies, sales of our brand CBD and CBG products, white label and contract manufacturing sales to other CBD companies, raw material sales (distillate and isolate), tolling products, and leasing space.

Our revenues for the six months ended June 30, 2023, increased by $140,663, or 15%, to $1,076,609 as compared to $935,946 for the six months ended June 30, 2022. The increase in sales in 2023 was due primarily to our refocus on using our manufacturing equipment to produce products for numerous nutraceutical companies.

Cost of Sales

Cost of sales for the six months ended June 30, 2023, decreased by $49,405, or 7% to $648,186 as compared to $697,591 for the six months ended June 30, 2023. The decrease in cost of sales was due primarily to several larger scale projects where ingredients have not been fully consumed.

Operating Expenses

Operating expenses for the six months ended June 30, 2023, decreased by $333,844, or 11%, to $2,792,497 as compared to $3,126,341for the six months ended June 30, 2023. This is due to decreases in both operating expenses and general and administrative expenses.

Production related operating expenses for the six months ended June 30, 2023, decreased by $ 61,240, or 2%, to $2,399,871 as compared to $2,461,111 during the six months ended June 30, 2023. The decrease in production related operating expenses is primarily due to decreased building operational costs.

General and administrative expenses for the six months ended June 30, 2023, decreased by $272,604, or 41%, to $392,626 as compared to $665,230 during the six months ended June 30, 2023. The decrease in general and administrative costs is primarily due to decreased sales and advertising costs.

Other income (expense)

Other income for the six months ended June 30, 2023, increased by $564,598 or 30% to ($1,291,463) as compared to ($1,856,061) as compared to $2,920,984 for the six months ended June 30, 2023. The increase in other income is primarily due to lower interest expense.

Liquidity and Capital Resources

Cash flows from operating activities

The largest source of operating cash is from our customers. Our white label and contract manufacturing customers pay before the products are released and this now makes up the majority of our revenue. Some larger customers have either net 10-, 2%- or 30-day net terms. Our customers purchase CBD on-line, so credit card payments are collected and paid within 1-2 business days. Net cash used in operating activities was $797,167 and $1,165,501 for six months ended June 30 for 2023 and 2022, respectively. Approximately $1.9 million of our $3.7 million net loss in 2023 was non-cash.

Cash flows from investing activities

Cash outlay for the acquisition of fixed assets comprised the majority of this category and were $24,570 and $29,229 for the six months ended June 30, 2023, and 2022, respectively.

Cash flows from financing activities

Net cash provided by financing activities for the six months ended June 30, 2023, was $822,976. For the same period in 2022 the financing was $1,153,027. In both years the primary financing was cash provided by Company’s CEO. In 2022 there was a cash payment received of $253,791 from the paycheck loan program.

As of August 2, 2023, we had $ 468,578 in cash and liquid stock of XXII. The Chief Executive Officer of the Company holds the XXII shares pursuant to the pledge agreement and has the power at any time to permit the Company to sell the shares to provide working capital. Panacea has borrowed substantial sums from Leslie Buttorff, our Chief Executive Officer, to meet its working capital obligations. As of June 30, 2021, Panacea owed an affiliate of Ms. Buttorff a 12% demand promissory note for $4.063 million and also held a 10% demand promissory note for $1.624 million secured by a pledge of certain XXII common stock owned by Panacea. On July 1, 2021, the Company issued a $1 million line of credit note at 10% annual rate, which Ms. Buttorff has extended to January 2024 and increased the line of credit to $5.5 million.

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

Off Balance Sheet Arrangements

As of June 30, 2023, we had no material off-balance sheet arrangements.

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

Business Combinations

We have applied significant estimates and judgments in order to determine the fair value of the identified assets acquired, liabilities assumed, and goodwill recognized in connection with our business combinations to ensure the value of the assets and liabilities acquired are recognized at fair value as of the acquisition date. In measuring the fair value, we utilize valuation techniques consistent with the market approach, income approach, or cost approach.

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

We filed suit in District Court in and for Osage, County, Oklahoma on December 19, 2019. We have sued Defendants, Mike Fisher, in his official capacity as Osage County District Attorney ex rel. State of Oklahoma as an investigating and/or prosecuting body, Eddie Virden in his official capacity as the Sheriff of the City of Osage as holder of the property, and the City of Pawhuska as the property seizing body, (collectively the “Government Defendants”) for the return of approximately 17,000 pounds of industrial hemp (the “Property”). We believe we were entitled to possession of the Property pursuant to an August 23, 2018, contract between us and Blue Circle Development, LLC (“BCD”), wherein we agreed to pay, and BCD agreed to deliver the Property according to certain terms. Plaintiff performed pursuant to the contract and is entitled to possession of the Property. We believe the Government Defendants wrongfully detained the Property and is responsible for damages to the Property and to us. On or about May 4, 2020, the Government Defendants improperly released the Property to BCD in violation of a Court Order. We have asserted claims against the Government Defendants for interference with the Court Order and BCD for improperly intercepting the Property from us. The case completed most of the discovery phase including document production and depositions. The parties will complete the discovery phase, potentially engage in dispositive motion briefing, and proceed toward a trial date. The damages claim is over $3.4 million. There is no assurance that we will be successful in our efforts related to this lawsuit or if we are, which amounts we will be able to recover.

On February 1, 2023, Plaintiff filed Plaintiffs Original Petition (“Petition”) in a lawsuit against the Panacea Defendants related to the Purchase Order, styled Knock-Out Specialties, Inc. v. Panacea Life Sciences, LLC, Leslie Buttorff, and Ben Doucette, Cause No. 380- 00849-2023, in the 380th District Court of Collin County, Texas. On March 20, 2023, the Panacea Defendants removed the State Lawsuit to the United States District Court for the Eastern District of Texas, Sherman Division in Case No. 4:23- cv-00217. On March 27, 2023, the Panacea Defendants filed their Motion to Dismiss and Brief in Support. This matter was settled in July 2023 and the result is the Company will pay the Plaintiff $80,000.

ITEM 1A. RISK FACTORS.

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Accordingly, we incorporate by reference the risk factors disclosed in Part I, Item 1A of our 2022 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS.

During the three and six months ended June 30, 2023, the Company issued 1,410,000 shares of the Company’s common stock to various employees and directors of the Company 275,490 shares to vendors and 454,545 shares to investors that contributed funds to the Company. The issuance of the shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933 and Rule 506(b) promulgated thereunder.

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

Panacea Life Sciences Holdings, Inc.

August 15, 2023	/s/ Leslie Buttorff
Leslie Buttorff
Chief Executive Officer

