Form 10-Q
period 2023-09-30
PANACEA LIFE SCIENCES HOLDINGS, INC.
filed 2023-11-14
CIK 1552189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,645,352 shares of common stock, par value $0.0001 per share, outstanding as November 1, 2023.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Panacea Life Sciences Holdings, Inc. and Subsidiary

Unaudited Condensed Consolidated Balance Sheets

	September 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,495	$6,951
Accounts receivable, net	308,810	206,127
Other receivables, related party	500,000	500,000
Inventory	4,692,095	4,448,725
Marketable securities related party	78,420	1,107,362
Prepaid expenses and other current assets	292,553	113,098
TOTAL CURRENT ASSETS	5,873,373	6,382,263

Operating lease right-of-use asset, net, related party	2,970,936	3,242,381
Property and equipment, net	6,873,810	7,675,995
Goodwill	3,014,450	2,188,810
TOTAL ASSETS	$18,732,569	$19,489,449

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,303,472	$2,666,076
Operating lease liability, current portion, related party	2,443,621	2,090,271
Note payable-current, related party	11,574,800	9,871,803
Convertible note payable, net	115,000	346,671
Paycheck protection loan, SBA Loan	99,100	99,100
TOTAL CURRENT LIABILITIES:	18,535,993	15,073,921

Operating lease liability, long-term portion, related party	2,706,492	2,987,208
Other long-term liabilities, related party	3,572,864	3,572,864
TOTAL LIABILITIES	24,815,349	21,633,993

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Series A Preferred Stock: $0.0001 Par Value, 1,000 shares designated; 0 and 350 shares issued and outstanding on September 30, 2023 and December 31, 2022 respectively.	-	-
Series B-1 Preferred: $0.0001 Par Value, 32,000,000 shares designated; 1,500,000 and 1,500,000 shares issued and outstanding on September 30, 2023 and December 31, 2022 respectively.	150	150
Series B-2 Preferred: $0.0001 Par Value, 6,000,000 shares designated; 6,000,000 and 6,000,000 shares issued and outstanding on September 30, 2023 and December 31, 2022 respectively.	600	600
Series C Preferred: $0.0001 Par Value, 1,000,000 shares designated; 1,000,000 and 1,000,000 shares issued and outstanding on September 30, 2023 and December 31, 2022 respectively.	100	100
Series C-1 Preferred: $0.0001 Par Value, 10,000 shares designated and 10,000 and 10,000 shares issued and outstanding on September 30, 2023 and December 31, 2022 respectively.	1	1
Series C-2 Preferred: $0.0001 Par Value, 100 and 0 shares designated and 100 and 0 shares issued and outstanding on September 30, 2023 and December 31, 2022 respectively.	-	-
Series D Preferred: $0.0001 Par Value, 10,000 shares designated and 10,000 and 10,000 shares issued and outstanding on September 30, 2023 and December 31, 2022 respectively.	1	1
Series E Preferred: $0.0001 Par Value, 784 shares designated and issued on September 30, 2023.	784	-
Common Stock: $0.0001 Par Value, 650,000,000 shares authorized; 17,645,352 and 14,965,317 shares issued and outstanding on September 30, 2023 and December 31, 2022 respectively.	1,765	1,497
Additional paid in capital	25,628,043	23,760,704
Accumulated deficit	(31,714,224)	(25,907,597)
TOTAL STOCKHOLDERS’ EQUITY	(6,082,780)	(2,144,544)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,732,569	$19,489,449

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Panacea Life Sciences Holdings, Inc. and Subsidiary

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUE	$347,851	$366,244	$1,424,460	$1,302,190
COST OF SALES	201,232	318,918	849,418	1,016,509
GROSS PROFIT	146,619	47,326	575,042	285,681

OPERATING EXPENSES
Production related operating expenses	1,283,964	1,174,529	3,683,834	3,635,640
General and administrative expenses	276,726	261,506	669,352	926,736
TOTAL OPERATING EXPENSES	1,560,690	1,436,035	4,353,186	4,562,376

LOSS FROM OPERATIONS	(1,414,071)	(1,388,709)	(3,778,144)	(4,276,695)

OTHER INCOME (EXPENSES)
Interest expense	(396,582)	(597,935)	(1,143,683)	(1,669,215)
Unrealized gain (loss) on marketable securities, net	(381,968)	(1,446,848)	(1,028,942)	(2,651,925)
Realized gain on sale of securities	-	-	-	22,816
Other income (loss)	-	-	-	27,598
Employer retention credit	-	-	-	253,791
Rental Income	41,531	58,046	143,394	174,137
Gain on extinguishment of debt	-	681,546	748	681,546
TOTAL OTHER INCOME (EXPENSE)	(737,019)	(1,305,191)	(2,028,483)	(3,161,252)

INCOME (LOSS) BEFORE INCOME TAXES	(2,151,090)	(2,693,900)	(5,806,627)	(7,437,947)

TAXES	-	-	-	-

NET INCOME (LOSS)	$(2,151,090)	$(2,693,900)	$(5,806,627)	$(7,437,947)

Per-share data
Basic and diluted loss per share	$(0.13)	$(0.18)	$(0.35)	$(0.50)

Weighted average number of common shares outstanding	16,617,675	14,862,077	16,617,675	14,862,077

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PANACEA LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY

 CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(unaudited)

	Three Months Ended September 30, 2023
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of June 30, 2023	8,530,000	$853	17,645,352	$1,765	$23,993,533	$(29,563,134)	$(5,566,984)
Sale of shares to investors	-	-	-	-	-		-
Issuance of common shares for services	-	-	-	-	-		-
Issuance of restricted shares to employees	-	-	-	-	-		-
Preferred Series E shares issued in acquisition	7,835,000	783	-	-	1,634,511		1,635,294
Net Income (Loss)	-	-	-	-		(2,151,090)	(2,151,090)
Balance as of September 30, 2023	16,365,000	$1,636	17,645,352	$1,765	$25,628,043	$(31,714,224)	$(6,082,780)

	Nine Months Ended September 30, 2023
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2022	8,530,000	$853	14,965,317	$1,497	$23,760,704	$(25,907,597)	$(2,144,544)
Sale of shares to investors	-	-	454,545	46	74,955		75,000
Issuance of common shares for services			275,490	28	23,069		23,097
Issuance of restricted shares to employees			1,410,000	141	(141)		-
Shares issued in settlement of convertible note	-	-	540,000	54	134,946		135,000
Preferred Series E shares issued in acquisition	7,835,000	783	-	-	1,634,511		1,635,294
Net Loss	-	-	-	-	-	(5,806,627)	(5,806,627)
Balance as of September 30, 2023	16,365,000	$1,636	17,645,352	$1,765	$25,628,043	$(31,714,224)	$(6,082,780)

	Three Months Ended September 30, 2022
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of June 30, 2022	8,530,000	$853	14,965,317	$1,497	$23,760,704	$(21,509,060)	$2,253,993
Shares issued for acquisition	-	-	-	-	-	-	-
Issuance of common shares for services			-	-			-
Net Income (Loss)	-	-	-	-	-	(2,693,900)	(2,693,900)
Balance as of September 30, 2022	8,530,000	$853	14,965,317	$1,497	$23,760,704	$(24,202,960)	$(439,907)

	Nine Months Ended September 30, 2022
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	8,530,350	$853	14,073,708	$1,407	$23,865,155	$(16,765,013)	$7,102,402
Shares issued in respect of the merger	-	-	834,331	83	(83)	-	-
Issuance of common shares for services			57,278	6	54,994		55,000
Conversion of Series A Preferred to convertible debt and warrants	(350)				(159,362)		(159,362)
Net Loss	-	-	-	-	-	(7,437,947)	(7,437,947)
Balance as of September 30, 2022	8,530,000	$853	14,965,317	$1,497	$23,760,704	$(24,202,960)	$(439,907)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Panacea Life Sciences, Inc.

Statements of Cash Flows

	Nine Months Ended September 30,
	2023		2022
Cash flows from operating activities
Net income (loss)		$(5,806,627)		$(7,437,947)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation		1,269,322		1,240,281
Realized gain on sale of securities		-		(22,816)
Unrealized (gain)/loss on marketable securities		1,028,942		2,651,925
Fixed Asset Disposal Loss		-		-
Non cash settlement of convertible note and accrued interest		74,999		(253,791)
Amortization of intangible assets		-		46,050
Amortization of debt discount and non-cash interest expense		38,329		876,519
Gain on forgiveness of payroll protection loan		-		-
Changes in operating assets and liabilities
Accounts receivable		(113,523)		22,577
Inventory		157,404		(147,886)
Prepaid expense and other assets		(179,455)		80,907
Accounts payable and accrued expenses		1,660,494		723,521
Operating lease liability, net		344,079		344,080
Net cash used in operating activities		(1,526,036)		(1,876,580)

Cash flows from investing activities
Net cash received from acquisition		-		-
Proceeds from sale of marketable securities		-		46,832
Proceeds from sale of fixed assets		(47,417)		-
Net fixed asset acquisitions		-		(144,961)
Net Cash provided by (used in) investing activities		(47,417)		(98,129)

Cash flows from financing activities
Repayment of notes payable		(135,000)		-
Proceeds from payroll protection loan, SBA loan		-		253,791
Payments of principal on notes payable		(158,189)		(637,978)
Proceeds from Notes payable - related party		1,861,186		2,375,913
Proceeds from issuance of convertible notes, net of discount		-		-
Cash provided by financing activities		1,567,997		1,991,726

Net increase (decrease) in Cash and Cash Equivalents		(5,456)		17,017
Cash and Cash Equivalents, Beginning of Period		6,951		19,774
Cash and Cash Equivalents, End of Period		$1,495		$36,791

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes during the year		$-		$-
Interest payments during the year		$-		$-

Noncash investing and financing activity
Goodwill recorded in acuisition		$825,640	$
Preferred shares issued in acquisition		$1,646,134	$
Inventory recorded in acquisition		$(400,774)	$
Assets from acquisition		$(419,720)	$
Conversion of Preferred A shares to Note Payable	$			$385,000
Issuance of Common Stock for services		$-		$55,000
Capitalized assets purchased on account - related party		$-		$220,299

The accompanying notes are an integral part of these financial statements.

PANACEA LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

Panacea Life Sciences Holdings, Inc. (PLSH) is holding company structured to develop and facilitate manufacturing, research, product development and distribution in the high-growth, natural human and animal health and wellness market segment. Its subsidiary, Panacea Life Sciences, Inc. (PLS) is a woman-founded and led company dedicated to manufacturing, distribution, research and production of the highest-quality nutraceutical, cannabinoid, mushroom, kratom and other natural, plant-based ingredients and products. PLS operates out of a 51,000 square foot, state-of-the-art, cGMP facility in Golden, Colorado. Panacea was founded by Leslie Buttorff in 2017 as a woman-owned business, was formed to own and engage in creating disruptive healthcare and veterinary natural relief products to make a difference in the lives of humans and pets.

On September 30, 2023 PLSH completed its asset purchase of N7 Enterprises. PLSH acquired eight retail locations and one distribution center in the Tampa, Florida area offering Nitro Kava, Kratom, VAPE products and beverages. Operating as PanaceaDistro, the acquisition marks an expansion of the Company’s business into retail stores from its historic focus on its branded health and wellness products, ingredient and contract manufacturing. For the fiscal year ended December 31, 2022, N7 generated approximately $2.3 million of revenues (unaudited). Panacea plans on expanding by adding additional stores and offering new high quality plant-based products, in addition to offering store franchising opportunities.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The Company’s consolidated financial statements include the financial statements of Panacea Life Sciences, Inc., a wholly owned subsidiary acquired on June 30, 2021.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial information, which includes consolidated unaudited interim financial statements and present the consolidated unaudited interim financial statements of the Company and its wholly-owned subsidiary as of September 30, 2023. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. All intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, stockholders’ equity and cash flows as of September 30, 2023, and 2022, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Operating results for the three and nine-months ended September 30, 2023, and 2022 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2023. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

Going concern

These unaudited condensed consolidated financial statements are presented on the basis that the Company will continue as a going concern. Panacea has combined with Panacea Life Sciences Holdings, Inc., so the below items reflect the consolidated company. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since our inception in later 2017, we have generated losses from operations. As of September 30, 2023, our accumulated deficit was $31.7 million, and we had $0.080 million in cash and liquid stock. As of September 30, 2023, the shares of common stock we hold in 22nd Century Group, Inc. (80,200 shares) (Nasdaq: XXII) (“XXII”) was valued at approximately $0.078 million. The XXII stock is pledged to secure a $4.063 million promissory note in favor of J&N Real Estate (“J&N”) and a $1.685 million promissory note in favor of Leslie Buttorff, CEO of the Company. J&N is owned by the CEO. These items are shown on the balance sheet as related party loans. These factors raise doubt about the Company’s ability to continue as a going concern for a period of 12 months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve or maintain profitable operations or become cash flow positive or raise additional debt and/or equity capital. In addition, due to insufficient revenue, we will need to obtain further funding through public or private equity offerings, debt financing, collaboration arrangements or other sources in order to maintain active business operations. We currently do not have sufficient cash flow to pay our ongoing financial obligations on a consistent basis. The issuance of any additional shares of Common Stock, preferred stock or convertible securities could be substantially dilutive to our shareholders. In addition, adequate additional funding may not be available to us on acceptable terms, or at all. These unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. There were no cash equivalents. The Company places its cash and cash equivalents with high-quality financial institutions. At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. On September 30, 2023, the Company’s cash balances did not exceed the FDIC limit.

Accounts Receivable

Accounts receivable are generally unsecured. The Company establishes an allowance for doubtful accounts receivable based on the age of outstanding invoices and management’s evaluation of collectability. Accounts are written off after all reasonable collection efforts have been exhausted and management concludes that likelihood of collection is remote. Any future recoveries are applied against the allowance for doubtful accounts. An allowance of $10,000 was taken at the beginning of 2023 to allow for any doubtful accounts to be expensed. As of September 30, 2023, $4,978 of this allowance was expensed. The Company’s accounts receivable policy changed in 2021 to only provide larger, well-established companies with Net 30 payment terms. For all other sales they are paid by credit card or wires received before the product is shipped to the customer.

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

Marketable securities

The Company’s marketable securities consists of 80,200 shares of XXII which are classified as available-for-sale and included in current assets as they are pledged to secure two promissory notes (see Note 2 – Going Concern). Securities are valued based on market prices for identical assets using third party certified pricing sources. Available-for-sale securities are carried at fair value with unrealized and realized gains and losses reported as a component of income (loss). Realized gains and losses, if any, are calculated on the specific identification method and are included in other income in the condensed consolidated statements of operations.

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

The following table shows, by level within the fair value hierarchy, the Company’s assets and liabilities at fair value on a recurring basis as of September 30, 2023, and December 31, 2022:

	September 30, 2023				December 31, 2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Marketable securities	$78,420	$78,420	$-	-	$1,107,362	$1,107,362	$-	$-
Total	$78,420	$78,420	$-	$-	$1,107,362	$1,107,362	$-	$-

The following table is a schedule of the Company’s marketable securities. The following table is schedule of the Company’s marketable securities:

September 30, 2023
Balance at beginning of year	$1,107,362
Unrealized loss on marketable securities, net	(1,028,942)
Balance at end of period	$78,420

As of September 30, 2023, the Company has no liabilities that are re-measured at fair value.

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

Intangible Assets and Goodwill

The Company has no intangible assets. Goodwill is comprised of the purchase price of business combinations in excess of the fair market value assigned at acquisition to the tangible and intangible assets acquired. Goodwill is not amortized. The Company tests goodwill for impairment on an annual basis. The Company performed its most recent goodwill impairment using a discounted cash flow analysis and found that the fair value exceeded the carrying value. It has $2.189 million of goodwill from the acquisition of the assets of Phoenix Life Sciences, Inc. (“Phoenix”) in October 2017 and $0.826 million of goodwill from the N7 acquisition. In the acquisition of Phoenix, the Company acquired product formulas which were classified as an intangible asset.

The following table is a schedule of the Company’s intangible assets and goodwill:

Estimated Life
Goodwill from Phoenix Acquisition	Tested Yearly for Impairment
Goodwill from N7 Acquisition	Tested Yearly for Impairment

	September 30, 2023	December 31, 2022
Goodwill from Phoenix Acquisition	$2,188,810	$2,188,810
Goodwill from N7 Acquisition	825,640	-

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

Some of the Company’s contract liabilities consist of advance customer payments. Contract liability results from transactions in which the Company has been paid for products by customers, but for which all revenue recognition criteria have not yet been met. Once all revenue recognition criteria have been met, the contract liabilities are recognized. The Company recorded $361,707 and $368,065 in advanced customer payments as of September 30, 2023, and December 31, 2022, respectively and these amounts are included in the balance sheet line item of accounts payable and accrued expenses.

The following table shows the Company’s advanced customer payments:

	September 30, 2023	December 31, 2022
Balance, beginning of period	$368,065	$24,585
Payments received for unearned revenue	530,809	412,891
Revenue earned	537,167	69,411

Balance, end of period	$361,707	$368,065

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

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with ASC 606. The amounts charged to customers for shipping products are recognized as revenues and the related freight costs of shipping products are classified in general and administrative costs as incurred. Shipping costs are included as a component of general and administrative expenses and were $76,938 and $60,531 for the nine months ended September 30, 2023, and 2022, respectively. Shipping costs were $4,791and $10,959 for the three months ended September 30, 2023, and 2022, respectively.

Advertising & Marketing

Advertising costs are expensed when incurred and are included in advertising and promotional expense in the accompanying statements of operations. Included in this category are expenses related to public relations, investor relations, new package design, website design, design of promotional materials, cost of trade shows, cost of products given away as promotional samples, and paid advertising. The Company recorded advertising and marketing costs in general and administrative expenses and were $28,552and $209,254 for the nine months ended September 30, 2023, and 2022, respectively. Advertising and marketing costs were $220 and $168,662 for the three months ended September 30, 2023, and 2022, respectively.

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

The following financial instruments were not included in the diluted loss per share calculation for the nine months ended September 30, 2023, and 2022 because their effect was anti-dilutive:

	For the nine months ended September 30,
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

NOTE 3 – PROPERTY, EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property and equipment, net including any major improvements, are recorded at historical cost. The cost of repairs and maintenance is charged against operations as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, generally as follows:

Estimated Life
Computers and technological assets	3 – 5 Years
Furniture and fixtures	3 – 5 Years
Machinery and equipment	5 – 10 Years
Leasehold improvement	10 Years

Property and equipment, net consists of the following:

	September 30, 2023	December 31, 2022
Computers and technological assets	$3,776,320	$3,776,320
Furniture and fixtures	55,950	55,950
Machinery and equipment	8,232,603	7,765,466
Land	92,222	92,222
Leasehold improvements	1,508,915	1,508,915
Total	13,666,010	13,198,873
Less accumulated depreciation	(6,792,220)	(5,522,878)
Total property and equipment, net	$6,873,810	$7,675,995

Depreciation expenses for the three- and nine-month periods ended September 30, 2023, and 2022 were $ 424,040, 1,269,322, and 421,695, $1,240,281 respectively.

NOTE 4 - INVENTORY

Inventory consists of the following components:

	September 30, 2023	December 31, 2022
Raw Materials	$870,151	$870,530
Semi-Finished	1,836,307	1,863,501
Finished Goods	1,958,267	1,694,574
Packaging	27,370	20,120
Total	$4,692,095	$4,448,725

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

Below is a summary of our right of use assets and liabilities as of September 30, 2023, and December 31, 2022:

	September 30, 2023	December 31, 2022
Right-of-use assets	$2,970,936	$3,242,381

Present value of operating lease liabilities	$3,078,254	$3,347,331
Less: Long-term portion of operating lease liability	(2,706,492)	(2,987,208)
Short-term portion of operating lease liability	371,762	360,123
Unpaid balances	2,072,853	1,730,136
Total short-term lease liability obligations	$2,444,615	$2,090,259
Weighted-average remaining lease term (Ends December 31, 2030)	7.25 years	8 years

Weighted-average discount rate		3.0%

During the three and nine months ended September 30, 2023, and 2022, we recognized approximately $114,693 and $344,079 respectively in operating lease costs. Operating lease costs are included in operating expenses in our consolidated statement of operations.

Approximate future minimum lease payments for our right of use assets over the remaining lease periods as of September 30, 2023, are as follows:

2023	113,905
2024	460,178
2025	464,780
2026	469,427
2027	474,122
Thereafter	1,451,002
Total undiscounted operating lease payments	3,433,414
Less: Imputed interest	(355,160)
Present value of operating lease liabilities	$3,078,254

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

 On March 3, 2022, the Company entered into an Exchange Agreement (the “Agreement”) with an institutional investor (the “Investor”) pursuant to which the Company agreed to issue a 10% original issue discount senior convertible promissory note in the principal amount of $385,000 (the “Second Note”) and five-year warrants to purchase 275,000 shares of the Company’s common stock, par value $0.0001 per share at an exercise price of $1.40 per share (the “Warrants”) in exchange for 350 shares of the Company’s Series A Convertible Preferred Stock (“Series A”). The Second Note matures on March 3, 2023. The Agreement was entered into after the Investor exercised the most favored nations rights contained in Section 7(b) of the Company’s Certificate of Designation of Preferences, Rights and Limitations of the Series A in connection with the consummation of a private placement with the Purchaser on November 18, 2021. The warrant fair value of $190,638 and the original issue discount of $35,000 were treated as a discount to the Second Note and will be amortized over the term of the Second Note. Amortization of the debt discount for the three and nine months ended September 30, 2023, was $0 and $38,327 and for the three and nine months ended September 30, 2022, was $56,873 and $130,437 and were recorded as interest expense. The debt discount balance on September 30, 2023, was fully amortized.

Paycheck Protection Program Funding U.S. Small Business Administration Loan

On May 28, 2020, the Company received a secured, 30-year, Economic Injury Disaster Loan in the amount of $99,100 from the U.S. Small Business Administration. The loan carries interest at a rate of 3.75% per year, requires monthly payments of principal and interest, and matures in 30 years. Installment payments, including principal and interest, of $483 monthly, will begin 12 months from the date of the promissory Note. The SBA loan is secured by a security interest in the Company’s tangible and intangible assets. The loan proceeds were used as working capital to alleviate economic injury caused by the Covid-19 disaster occurring in the month of January 31, 2020, and continuing thereafter. As of September 30, 2023, the current principal balance of this note amounted to $99,100 and accrued interest was approximately $2,047.

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

On June 30, 2021, the Company issued its CEO, Ms. Buttorff, a 10% promissory note in the amount of $1,624,000 (the “Buttorff Note”). The Buttorff Note was secured by a pledge of certain XXII common stock owned by the Company (See Note 2 Going concern). This demand note replaced a prior working capital note that the Company had issued on January 1, 2021. On July 1, 2021, the Company issued Ms. Buttorff a 10%, $1 million line of credit note at 10% annual rate which Ms. Buttorff has increased that expired in January 2022, which Ms. Buttorff has extended (see Note 6 – Notes Payable – Buttorff Note). In June 2023, the Buttorff line of credit was increased to $8.5 million and is now due on January 31, 2025.

Below is a summary of our notes payable as of September 30, 2023, and December 31, 2022:

	September 30, 2023	December 31, 2022
J&N Note	$4,062,713	$4,062,713
CEO Notes (Initial note of $1,685,685 and line of credit)	7,512,087	5,809,090
Total related party notes	$11,574,800	$9,871,803

Other long-term liabilities, related party

The Company has recorded a related party liability (“Fixed Asset Loan”) in the amount of $3,059,474 as of September 30, 2023, and December 31, 2022, respectively, relating to SAP software and support fees which were paid by an affiliate company of the CEO. The balance bears interest of 6% and the maturity date has not yet been determined. The interest requirement of 6% ended as of December 31, 2022.

In 2020, the Company recorded an additional related party liability in the amount of $513,390 in respect to certain building improvements, due to J&N Real Estate Company (a company owned by the CEO) (“J&N Building Loan”). This balance bears no interest, and the maturity date has not yet been determined.

	September 30, 2023	December 31, 2022
Other long-term liabilities, related party
Fixed Asset Loan	$3,059,474	$3,059,474
J&N Building Loan	513,390	513,390
Total	$3,572,864	$3,572,864

NOTE 7 - STOCKHOLDERS’ EQUITY

Common stock

The Company’s authorized common stock consists of 650,000,000 shares with a par value of $0.0001 per share.

During the nine months ended September 30, 2023, the Company issued 275,490 shares to vendors and 454,545 shares to investors that contributed funds to the Company. The company did not issue any shares during the three months ended September 30, 2023. The issuance of the shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933 and Rule 506(b) promulgated thereunder.

Common stock options

Stock Option Plan

On June 30, 2021, the Company’s stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan provided for the issuance of 4,049,409 incentive awards in the form of non-qualified and incentive stock options, restricted stock awards, restricted stock unit awards, warrants and preferred stock. The awards may be granted by the Company’s Board of Directors to its employees, directors and officers and to consultants, agents, advisors and independent contractors who provide services to the Company or to a subsidiary of the Company. The exercise price for stock options must not be less than the fair market value of the underlying shares on the date of grant. The incentive awards shall either be fully vested and exercisable from the date of grant or shall vest and become exercisable in such installments as the Board of Directors or Compensation Committee may specify. Stock options expire no later than ten years from the grant date. Unless sooner terminated, the Plan shall terminate in 10 years. This plan has 346,854 fully vested options and a total of 551,854 allocated.

Stock Options

A summary of the stock option activity is presented below:

	Options Outstanding as of September 30, 2023
	Number of Shares Subject to Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Balance on December 31, 2022	346,854	$2.80	3.57	$
Options granted	205,000	0.21	-		-
Options exercised	-	-	-		-
Options canceled / expired	-	-	-		-
Balance on September 30, 2023	551,854	$1.84	2.94	$

Vested and exercisable on September 30, 2023	551,854	$1.84	2.94	$

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

As of September 30, 2023, the Company also had outstanding warrants to purchase an aggregate of 56,377 shares of common stock. These warrants were previously issued by the Company prior to the exchange agreement.

The Company’s outstanding warrants as of September 30, 2023, are summarized as follows, and all were exercisable at that date.

	Warrants Outstanding as of September 30, 2023
	Number of Shares Subject to Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Balance on December 31, 2022	1,117,092	$2.02	4.05	-
Warrants granted	-	-	-	-
Warrants exercised	-	-	-	-
Warrants canceled / expired	-	-	-	-
Balance on September 30, 2023	1,117,092	$2.02	3.31	$-

Vested and exercisable on September 30, 2023	1,117,092	$2.02	3.31	$-

As of September 30, 2023, the outstanding warrants have no intrinsic value.

Restricted Stock

During the nine months ended September 30, 2023, the Company issued 1,685,490 shares of the Company’s common stock to various employees and directors of the Company. The company did not issue any restricted shares during the three months ended September 30, 2023. A summary of the restricted stock activity is presented below:

Restricted Stock Common Stock
Balance on December 31, 2022	107,993
Balance on September 30, 2023	1,793,483

As of September 30, 2023, there were no unamortized or unvested stock-based compensation costs related to restricted share arrangements.

Preferred Stock

The Company’s authorized preferred stock consists of 50,000,000 shares with a par value of $0.0001.

On July 3, 2023 the Company entered into an APA with the N7 Enterprises, Inc. Seller, pursuant to which, subject to the satisfaction of certain closing conditions, the Company will acquire certain of the assets of Seller for 78,350 shares of a newly authorized class of convertible preferred stock of the Company (the “Series E Preferred”), including eight Kava Nitro stores in the Tampa, Florida area, including inventory, equipment and recipes, distribution facilities and a warehouse. The purchase price was subject to decrease in the event that closing monthly revenue is less than $175,000 per month.

The Series E Preferred stock will have a par value $0.0001 per share and be convertible into the common stock, par value $0.0001 per share of the Company (the “Common Stock”) after 180 days following issuance and rank: (a) senior with respect to dividend rights and rights of liquidation with the Common Stock; (b) junior with respect to dividends and right of liquidation with respect to the Company’s existing outstanding preferred stock; and (c) junior with respect to dividends and right of liquidation to all existing indebtedness of the Company. Each share of Series E Preferred will be convertible into 100 shares of Common Stock, plus all accrued and unpaid dividends. The stated value of each Series E Preferred share is $1.00 per share.

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

On February 1, 2023, Plaintiff filed Plaintiffs Original Petition (“Petition”) in a lawsuit against the Panacea Defendants related to the Purchase Order, styled Knock-Out Specialties, Inc. v. Panacea Life Sciences, LLC, Leslie Buttorff, and Ben Doucette, Cause No. 380- 00849-2023, in the 380th District Court of Collin County, Texas. On March 20, 2023, the Panacea Defendants removed the State Lawsuit to the United States District Court for the Eastern District of Texas, Sherman Division in Case No. 4:23- cv-00217. On March 27, 2023, the Panacea Defendants filed their Motion to Dismiss and Brief in Support. This matter was settled in July 2023, and the result is the Company paid the Plaintiff $80,000.

Concentrations

The Company has no contingencies, material commitments, purchase obligations, or sales obligations.

On the revenue side, in the three months ended September 30, 2023, we have a concentration of three customers. All are contract manufacturing customers who represent 10%, 12%, and 27% of revenue. In the nine months ended September 30, 2023, there is a concentration of three customers. All are contract manufacturing customers, and represent 11%, 15%, and 15% of revenue.

The other concentration is in the accounts receivable category, where four customer accounts for 61% of the accounts receivable. One of the three customer contracts is unique in that we produce all of the products for them to sell, and they pay Panacea as the items are sold in the ecommerce marketplace. Thus, until their inventory is depleted, we will have accounts receivable. This customer receivable is 20% of the 61%.

NOTE 9 - RELATED PARTY TRANSACTIONS

Notes Payable and Accrued Interest – Related Parties

For information on related party loans to the Company and other related party transactions, see Notes 5 and 6, Operating Lease and Notes Payable.

The accrued interest and interest expenses recorded for related party loans are shown below.

	September 30, 2023	December 31, 2022
Accrued Interest
Related party loan- J&N	$1,252,164	$796,891
Related party loan-CEO loan	423,369	271,585
Related party loan – Line of credit	781,165	282,869

	Three months ended September 30, 2023	Nine months ended September 30, 2023	Three months ended September 30, 2022	Nine months ended September 30, 2022
Interest Expense
Related party loan- J&N	$156,310	$455,273	$138,717	$404,032
Related party loan-CEO loan	51,860	151,785	46,944	137,397
Related party loan – Line of Credit	188,413	498,296	70,702	152,537

Other

The Company continues to hold 80,200 shares of XXII stock which is available for sale.

NOTE 10– SUBSEQUENT EVENTS

On August 1, 2023, PLSH announced it has entered into a Letter of Intent with Melodial Global Health (ASX:ME1) (formerly Creso Pharma) to acquire Sierra Sage Herbs (“Sierra”), maker of the best-selling Green Goo, Southern Butter and Good Goo natural products and Halucenex, a company researching novel psychedelic compounds. The deal would extend Panacea’s footprint into natural first aid and body care products and establishes a strong tie with Melodial through a significant stock ownership stake. As of this time, the due diligence is still in process, but the original LOI will be cancelled.

On September 26, 2023 announced it has entered into an Asset Purchase Agreement to acquire the PÜR LIFE Medical Franchise, a franchise company providing cutting-edge pain and prevention solutions as an integrative and synergistic approach to health and healing. The acquisition of PÜR LIFE added to Panacea’s unique, vertical integration strategy in the natural health and wellness space as we now control manufacturing, production, and distribution of products and services into the $3 trillion U.S. healthcare market. However, after further due diligence we plan to rescind the APA due to their financials were not verifiable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Business Overview

The Company is a Nevada corporation organized in 2008. The Company has pursued opportunities in Cannabidiol, which we refer to as “CBD”, since December 2018 when we expanded our focus to pursue opportunities in hemp-derived CBD. Effective October 25, 2021, we changed our name to Panacea Life Sciences Holdings, Inc. To that end, on June 30, 2021, we entered into the Exchange Agreement with Panacea and the Panacea stockholders and as a result became a seed-to-sale CBD company. The former Panacea stockholders have assumed majority control of the Company, and all our operations are now operated through Panacea, which because of the share exchange became a wholly-owned subsidiary of the Company. Leslie Buttorff, who became the Company’s Chief Executive Officer and a director upon the closing of the share exchange, also became our principal stockholder through common stock and Convertible Preferred Stock issued to her and entities she controls.

PLSH is structured to develop and facilitate manufacturing, research, product development and distribution in the high-growth, natural human and animal health & wellness market segment. The company is dedicated to manufacturing, distribution, research and production of the highest-quality nutraceutical, cannabinoid, mushroom, kratom and other natural, plant-based ingredients and products. PLS operates out of a 51,000 square foot, state-of-the-art, cGMP facility in Golden, Colorado. As of September 30, 2023, Panacea sells over 40 different product SKUs of CBD and CBG products and has over 35 different nutraceutical companies for which we supply products.

We believe that our competitive advantages are derived from being vertically integrated that allows for extraction, e enrichment and manufacturing under a cGMP quality environment. Our goal is to be a leader in wholesale and retail sales channels for end-products, such as nutraceuticals, supplements and pet products. As government regulation of CBD and related products becomes more lenient in certain jurisdictions, and other barriers to entry decline, we anticipate experiencing an increase in competition and an intensifying competitive environment, including potentially the introduction of new seed-to-sale companies and/or the expansion of operations by current competitors. Further, numerous other factors are expected to be critical to our ability to be and remain competitive in our business and goals, including product quality and prices, brand strength, production and distribution capabilities and geographic scope of operations and market presence. Additionally, market conditions can shift demand for CBD products, such as competitive pricing, the effects of inflation, regulatory changes and economic or geopolitical turmoil.

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

Panacea intends to position itself to provide a comprehensive menu of natural and organic health and wellness products catering to all segments of the health and wellness minded community, while supporting research into important medical and health challenges, such as the effects of CBD/CBG/psilocybin on conditions such as irritable bowel syndrome, pain management, brain injury and PTSD. We hope to capture significant market share in the three categories of mushroom products under development -- functional, amanita and psilocybin -- while enhancing our on-going research efforts at Colorado State University at the Panacea Cannabinoid Lab in order to produce valuable information about these emerging compounds.

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

Company Information Technology Infrastructure

The ERPCannabis system is based on an SAP architecture and was used to develop the base installation. All financial, human resources, payroll, procurement, production planning and materials management business processes are represented in this system. In addition, the system is linked to our e-Commerce website www.panacealife.com. This system allows us to update product costing and determine inventory levels, which will be critical as the company expands. In addition, sophisticated financial and payroll processing are inherent in the solution; thus, offering investors detailed accounting results related to company investments. We plan to expand on the use of this infrastructure for acquisitions and service offerings.

Results of Operations

Set forth below is the discussion of the results of operations of the Company for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The information which follows relates to the operations of Panacea, which under applicable accounting rules are treated as the operation of the Company.

Three Months Ended September 30, 2023, and 2022

Net Revenues

Our primary focus in the last three quarters has been in manufacturing products for nutraceutical companies. We are still engaged in the business of producing and selling products made from industrial hemp. Revenue consists of sales to nutraceutical companies, sales of our brand CBD and CBG products, white label and contract manufacturing sales to other CBD companies, raw material sales (distillate and isolate), tolling products, and leasing space.

Our revenues for the three months ended September 30, 2023, decreased by $18,393, or 5%, to $347,851 as compared to $366,244 for the three months ended September 30, 2022. The decrease in sales was due to lower revenues from the sale of CBD products, but we are still gearing up in the nutraceutical manufacturing areas.

Cost of Sales

Cost of sales for the three months ended September 30, 2023, decreased by $ 117,686 or 37% to 201,232 as compared to $318,918 for the three months ended September 30, 2022. The decrease in the cost of sales was due to lower costs of raw materials.

Operating Expenses

Operating expenses for the three months ended September 30, 2023, increased by $124,655, or 9%, to $1,560,690 as compared to $1,436,035 for the three months ended September 30, 2022. This is due to increases in production-related operating expenses.

Production related operating expenses for the three months ended September 30, 2023, increased by $109,435 or 9% to $1,283,964 as compared to $1,174,529 during the three months ended September 30, 2022. The increase in production-related operating expenses is primarily due to increased building maintenance costs.

General and administrative expenses for the three months ended September 30, 2023, increased by $15,220, or 6%, to $276,726 as compared to $261,506 during the three months ended September 30, 2022. The increase in general and administrative costs is primarily due to increased legal costs to settle an outstanding lawsuit.

Other income (expense)

Other income for the three months ended September 30, 2023, decreased by $568,172 or 44% to ($737,019) as compared to ($1,305,191) for the three months ended September 30, 2022. The decrease in other income is primarily due to the unrealized loss of XXII’s marketable securities held.

Nine Months Ended September 30, 2023 and 2022

Net Revenues

We are principally engaged in the business of manufacturing products. Our primary focus in the last three quarters has been in manufacturing products for nutraceutical companies. Revenue consists of sales of our six categories of brand products, white label and contract manufacturing sales to other CBD companies, raw material sales (distillate and isolate), tolling products, and leasing space.

Our revenues for the nine months ended September 30, 2023, increased by $122,270, or 9%, to $1,424,460 as compared to $1,302,190 for the nine months ended September 30, 2022. The increase in sales in 2023 was due primarily to our refocus on using our manufacturing equipment to produce products for numerous nutraceutical companies.

Cost of Sales

Cost of sales for the nine months ended September 30, 2023, decreased by $167,091, or 16% to $849,418 as compared to $1,016,509 for the nine months ended September 30, 2022. The decrease in the cost of sales was due primarily to lower raw material costs.

Operating Expenses

Operating expenses for the nine months ended September 30, 2023, decreased by $209,191, or 5%, to $4,353,186 as compared to $4,562,377 for the nine months ended September 30, 2022. This is due to decreases in general and administrative expenses.

Production related operating expenses for the nine months ended September 30, 2023, increased by $48,193 or 1%, to $3,683,834 as compared to $3,635,641 during the nine months ended September 30, 2022. The insignificant increase in production related operating expenses is primarily due to increased overhead costs.

General and administrative expenses for the nine months ended September 30, 2023, decreased by $257,384, or 28%, to $669,352 as compared to $926,736 during the nine months ended September 30, 2022. The decrease in general and administrative costs is primarily due to decreased sales and advertising costs.

Other income (expense)

Other income for the nine months ended September 30, 2023, increased by $1,132,769 or 36% to ($2,028,483) as compared to ($3,161,252) for the nine months ended September 30, 2022. The increase in other income is primarily due to the significance of the unrealized loss of the XXII securities held.

Liquidity and Capital Resources

Cash flows from operating activities

The largest source of operating cash is from our customers. Our white label and contract manufacturing customers pay before the products are released and this now makes up the majority of our revenue. Some larger customers have either net 10-, 2%- or 30-day net terms. Our customers purchase CBD on-line, so credit card payments are collected and paid within 1-2 business days. Net cash used in operating activities was $1,526,036 and $1,876,580 for the nine months ended September 30, 2023, and 2022, respectively. Approximately $4.1 million of our $5.8 million annual net loss in 2023 was non-cash.

Cash flows from investing activities

Cash outlay for the acquisition of fixed assets comprised the majority of this category and were $47,417 and $98,129 for the nine months ended September 30, 2023, and 2022, respectively.

Cash flows from financing activities

Net cash provided by financing activities for the nine months ended September 30, 2023, was $1,567,997 For the same period in 2022, the financing was $1,991,726. In both years the primary financing was cash provided by the Company’s CEO. In 2022 there was a cash payment received of $253,791 from the paycheck loan program.

As of November 1, 2023, we had $76,732 in cash and liquid stock of XXII. The Chief Executive Officer of the Company holds the XXII shares pursuant to the pledge agreement and has the power at any time to permit the Company to sell the shares to provide working capital. Panacea has borrowed substantial sums from Leslie Buttorff, our Chief Executive Officer, to meet its working capital obligations. As of September 30, 2023, Panacea owed an affiliate of Ms. Buttorff a 12% demand promissory note for $4.063 million and also held a 10% demand promissory note for $1.686 million secured by a pledge of certain XXII common stock owned by Panacea. On July 1, 2021, the Company issued a $1 million line of credit note at 10% annual rate, which Ms. Buttorff has extended to January 2025 and increased the line of credit to $8.5 million. We also secured a bank loan to finance equipment for our production wing.

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

Off Balance Sheet Arrangements

As of September 30, 2023, we had no material off-balance sheet arrangements.

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

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the effectiveness of our products, future studies that we may conduct , our operations in the hemp industry through Panacea, our expected revenue growth, proposed federal legislation and its potential impact on the CBD industry, our business relationship with XXII, our plans to raise capital, and our liquidity. Words such as “expects,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” “may,” “intends,” “targets” and similar expressions or variations of such words are intended to identify forward-looking statements but are not the exclusive means of identifying forward-looking statements in this Report. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. All statements other than statements about historical facts are statements that could be deemed forward-looking statements, including, but not limited to, statements that relate to our future revenue, product development, customer demand, market acceptance, growth rate, competitiveness, gross margins, and expenditures.

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

On February 1, 2023, Plaintiff filed Plaintiffs Original Petition (“Petition”) in a lawsuit against the Panacea Defendants related to the Purchase Order, styled Knock-Out Specialties, Inc. v. Panacea Life Sciences, LLC, Leslie Buttorff, and Ben Doucette, Cause No. 380- 00849-2023, in the 380th District Court of Collin County, Texas. On March 20, 2023, the Panacea Defendants removed the State Lawsuit to the United States District Court for the Eastern District of Texas, Sherman Division in Case No. 4:23- cv-00217. On March 27, 2023, the Panacea Defendants filed their Motion to Dismiss and Brief in Support. This matter was settled in July, 2023 and the result is the Company will pay the Plaintiff $80,000.

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

29

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

We are dependent upon our lenders for financing to execute our business strategy and meet our liquidity needs and the lack of adequate financing could negatively impact our business.

There is risk that any lenders, even those with strong balance sheets and sound lending practices, could fail or refuse to honor their legal commitments and obligations under existing credit commitments, including but not limited to: extending credit up to the maximum permitted by a credit facility, allowing access to additional credit features and otherwise accessing capital and/or honoring loan commitments. If our lenders failed to honor their legal commitments under our credit facility, it could be difficult in this environment to replace our credit facility on similar terms. Furthermore, we may be unable to renegotiate our existing credit facility or obtain replacement or additional financing.

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

We face an inherent risk of exposure to product liability claims if the use of our products results in, or is believed to have resulted in, illness or injury. Our products are designed for ingestible, inhaling or topical use and contain combinations of ingredients, and there is little experience with or knowledge of the long-term effects of these combinations. In addition, interactions of these ingredients and products with other products, prescription medications and over-the-counter treatments have not been fully explored or understood and may have unintended consequences. Future research or results may lead to the discovery of unknown adverse side effects from CBD, kava or kratom-based products, which would harm our business.

Although we believe all our products will be safe when taken as directed by us, there is little long-term research on the effects of human consumption of certain of the new product ingredients or combinations in concentrated form that we use or may in the future use in developing our CBD products. Any instance of illness or negative side effects of ingesting CBD products or applying them topically on the skin, or of ingesting or inhaling kradom-based products or kava could have a material adverse effect on our business and operations by, among other things, exposing us to the risk of costly litigation and/or governmental sanctions and dramatically reducing the demand for some or all our products.

Any product liability claims or related developments from our products or CBD, kava and kratom-based products in general may increase our costs and adversely affect our revenue, product demand and operating results. Moreover, liability claims arising from a serious adverse event may increase our costs through higher insurance premiums and deductibles and may make it more difficult to secure adequate insurance coverage in the future. In addition, our product liability insurance may fail to cover future product liability claims, which, if adversely determined, could subject us to substantial monetary damages.

The success of our business will depend upon our ability to create and expand our brand awareness.

The health and wellness, CBD, kratom and kava bar markets we compete in are highly competitive, with many well-known brands leading the industry. Our competitors include CBD companies, vape retail distributors and kava bars who have a longer history operating in these markets than we do. Our ability to compete effectively and generate revenue will be based upon our ability to create and expand awareness of our products distinct from those of our competitors. It is imperative that we are able to convey to consumers the benefits of our products both in general and as compared to competitive offerings. However, advertising, packaging and labelling of our products is limited by various regulations. Our success will be dependent upon our ability to convey to consumers that our products are superior to those of our competitors while complying with complex and varying regulations in the markets in which we attempt to market and sell them.

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

Adverse publicity concerning any actual or purported failure by us or our competitors to comply with applicable laws and regulations or concerning any other aspect of our business, the CBD industry, vape retailer distributors and kava bars could have an adverse effect on the public perception of us and our products. This, in turn, could negatively affect our ability to obtain financing, endorsers and attract distributors, retailers or consumers for our products, which would have a material adverse effect.

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

Because we manufacture the large majority of our products, as well as for contractors who rely on us to manufacture their nutraceutical products, our business is heavily dependent upon the uninterrupted and efficient operation of our manufacturing facilities, which are subject to power failures, the breakdown, failure or substandard performance of equipment, the improper installation or operation of equipment, natural or other disasters and the need to comply with the requirements or directives of government agencies, including the FDA.

Our businesses are dependent upon the uninterrupted and efficient operation of our manufacturing facilities in Golden, Colorado. Those operations are subject to power failures, the breakdown, failure or substandard performance of equipment, the improper installation or operation of equipment, natural or other disasters and the need to comply with the requirements or directives of government agencies, including the FDA. There can be no assurance that the occurrence of these or any other operational problems at our facility would not have a material adverse effect on our business, financial condition and results of operations.

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

As a part of our business strategy, we have made and expect to continue to make acquisitions that could disrupt our operations and harm our operating results.

An element of our strategy includes expanding our product offerings, gaining shelf-space and gaining access to new skills and other resources through strategic acquisitions when attractive opportunities arise. Acquiring additional businesses and the implementation of other elements of our business strategy are subject to various risks and uncertainties. Some of these factors are within our control and some are outside our control. These risks and uncertainties include, but are not limited to, the following:

●	Any acquisition may result in significant expenditures of cash, stock and/or management resources;
●	Acquired businesses may not perform in accordance with expectations;
●	We may encounter difficulties and costs with the integration of the acquired businesses;
●	Management’s attention may be diverted from other aspects of our business;
●	We may face unexpected problems entering geographic and product markets in which we have limited or no direct prior experience;
●	We may lose key employees of acquired or existing businesses;
●	We may incur liabilities and claims arising out of acquired businesses;
●	We may be unable to obtain financing; and
●	We may incur indebtedness or issue additional capital stock which could be dilutive to holders of our common stock.

There can be no assurance that attractive acquisition opportunities will be available to us, that we will be able to obtain financing for or otherwise consummate any acquisitions or that any acquisitions which are consummated will prove to be successful. There can be no assurance that we can successfully execute all aspects of our business strategy.

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

Panacea was founded and began operations in the CBD industry in 2017, and operations in the vape and kava industry as of this year 2023, and we therefore have a limited operating history upon which an evaluation of our business plan or performance and prospects can be made. Our business and prospects must be considered in the light of the potential problems, delays, uncertainties and complications encountered in connection with a business which is still in its early stages in a relatively new industry characterized by unexpected change. The risks include, but are not limited to, the possibility that we fail to develop functional and scalable products, or that although functional and scalable, our products will not be economical to market in order to become or remain profitable; that our competitors hold proprietary rights precluding us from marketing such products; that our competitors offer a superior or equivalent product or otherwise achieve or maintain greater market acceptance than us; that we are unable to upgrade or improve our processes and products to accommodate new features and expand our offerings; or that we fail to receive or maintain necessary regulatory clearances and compliance for our products and operations. In order to grow our revenue, we must develop and improve upon our brand name recognition and competitive advantages for our products and expand into new markets. Even if we accomplish such growth, resulting expenses may be greater than estimated, which could reduce or even eliminate any revenue gains for which such endeavors were made. There are no assurances that we can successfully address these challenges. If we are unsuccessful, our business, financial condition and operating results could be materially and adversely affected.

If the market for CBD products further declines, it would materially and adversely affect our business.

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

Some of our products contain psychedelic substances, the use of which may generate public controversy. Adverse publicity or public perception regarding our current or future product candidates may negatively influence the success of these therapies.

Some of our products contain psychedelic substances that may generate public controversy. Political and social pressures and adverse publicity could lead to delays in approval of, and increased expenses for our current products and any future products we may develop or distribute. Opponents of these compounds may seek restrictions on marketing and withdrawal of any regulatory approvals. In addition, these opponents may seek to generate negative publicity in an effort to persuade the medical community to reject these products, if approved. Adverse publicity from misuse may adversely affect the commercial success or market penetration achievable by our products. Anti-psychedelic protests have historically occurred and may occur in the future and generate media coverage. Political pressures and adverse publicity could lead to delays in, and increased expenses for, and limit or restrict the introduction and marketing of, our product candidates or any future therapeutic candidates.

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

Because laws and regulations affecting our industry are evolving, changes to any regulation may materially affect our CBD products, and the distribution of our kratom-based and kava products.

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

While kratom and kratom-based products are currently legal and accessible in many areas, and that there are no uses for kratom approved by the FDA, people report using kratom to manage drug withdrawal symptoms and cravings (especially related to opioid use), pain, fatigue and mental health problems. National Institute on Drug Abuse supports and conducts research to evaluate potential medicinal uses for kratom and related chemical compound. Rare but serious effects have been reported in people who use kratom, including psychiatric, cardiovascular, gastrointestinal and respiratory problems.

Kava is not a controlled substance in the U.S. Due to concerns of liver toxicity, many countries including Australia, Canada, France, Germany, Japan, Malaysia, Norway, Poland, Singapore, South Africa, Sweden, Switzerland, and the United Kingdom have placed regulatory controls on kava.

Local, state and federal laws and regulations which the use and manufacture of hemp, kratom-based and kava products may be broad in scope and subject to changing interpretations. These changes may require us to incur substantial costs associated with legal and compliance fees and ultimately require us to alter our business plan. Furthermore, violations of these laws, or alleged violations, could disrupt our business and result in a material adverse effect on our operations. In addition, we cannot predict the nature of any future laws, regulations, interpretations or applications, and it is possible that regulations may be enacted in the future that will be directly applicable to our business.

Costs associated with compliance with numerous laws and regulations and quality standards could adversely impact our financial results.

The manufacture, labelling and distribution of CBD products, kratom-based products and kava is regulated by various federal, state and local government agencies. These governmental authorities regulate our products and processes to ensure that the products are not adulterated or misbranded. We are subject to regulation by the federal government and other state and local agencies as a result of our products. In addition to the risks associated with the possibility of government enforcement or private litigation due to alleged noncompliance, our compliance costs associated with our day-to-day operations are high and are expected to increase as we expand into new markets and/or develop and market new products. For example, as a “seed to sale” CBD business, meaning a business which handles every step of a CBD product’s manufacture and sale in-house rather than relying on third parties for some or all the production and distribution steps, we are responsible for the quality of our product, and the means by which it is produced and marketed, at every stage. Compliance with regulations imposed on our business model means we must deploy and maintain an advanced computer monitoring system which allows us to track our production and distribution process. We must train our employees and utilize and maintain security measures to ensure our facility functions properly. Compliance with these and other government requirements for product monitoring, quality, labelling and distribution are costly which may limit our profitability.

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

A substantial amount of our leases will expire within the next three years, and we may have difficulty in re-leasing or selling our properties if tenants do not renew their leases.

Within the next three years, the majority of our leases which are based on annualized contractual minimum base rent, are due to expire. If these leases are not renewed, or if the properties cannot be re-leased on terms that yield payments comparable to those currently being received, then our rent expenses could be substantially adversely affected. The terms of any new or renewed leases of these properties may depend on market conditions prevailing at the time of lease expiration.

We do not fully control the management of our properties.

In our newly acquired stores in the Tampa, FL the landlords of net leased properties are responsible for maintenance and other day-to-day management of the premises and the buildings. If a property is not adequately maintained in accordance with the terms of the applicable lease, we may incur expenses due to delayed maintenance or other liabilities before the necessary maintenance has been completed. While our leases generally provide for protection in these instances, a landlord may defer maintenance and it may be more difficult to enforce remedies against such a landlord. Although we endeavor to monitor, on an ongoing basis, compliance by both ourselves and landlords with their lease obligations and other factors that could affect the conditions of our properties, such monitoring may not in all circumstances ascertain or forestall such deterioration of a property.

Our success is dependent on the accuracy, reliability, and proper use of sophisticated and dependable information processing systems and management information technology and any interruption in these systems could have a material adverse effect on our business, financial condition and results of operations.

Our success is dependent on the accuracy, reliability and proper use of sophisticated and dependable information processing systems and management information technology. Our information technology systems are designed and selected in order to facilitate order entry and customer billing, maintain customer records, accurately track purchases and incentive payments, manage accounting, finance and manufacturing operations, generate reports, and provide customer service and technical support. Any interruption in these systems could have a material adverse effect on our business, financial condition and results of operations. Like other companies, our information technology systems may be vulnerable to a variety of interruptions due to events beyond our control, including, but not limited to, natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers, and other security issues. We have technology security initiatives and disaster recovery plans in place or in process to mitigate our risk to these vulnerabilities, but these measures may not be adequate.

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

The federal securities laws require us to comply with SEC reporting requirements relating to our business and securities. Complying with these reporting and other regulatory obligations is time-consuming and will result in increased costs to us which could have a negative effect on our financial condition or business. These increased costs are not reflected in the financial statements contained in this Quarterly Report on Form 10-Q because during the periods covered Panacea was a private company not subject to SEC reporting obligations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS.

During the nine months ended September 30, 2023, the Company issued 1,410,000 shares of the Company’s common stock to various employees and directors of the Company, 275,490 shares to vendors and 454,545 shares to investors that contributed funds to the Company. The issuance of the shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933 and Rule 506(b) promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
3.1	Amended Articles of Incorporation	8-K	7/7/21	3.1	Filed
3.1(a)	Certificate of Amendment to its Amended and Restated Articles of Incorporation – name change and reverse stock split	8-K	10/29/21	3.1	Filed
3.2	Amended and Restated Bylaws	10-K	3/31/22	3.2	Filed
3.4	Certificate of Designation for Series B-1 Preferred Stock	8-K	3/4/16	3.1	Filed
3.5	Certificate of Designation for Series B-2 Preferred Stock	8-K/A	2/17/16	3.2	Filed
3.6	Certificate of Designation for Series C Preferred Stock	10-Q	8/23/21	3.7	Filed
3.7	Certificate of Designation for Series C-1 Preferred Stock	10-Q	8/23/21	3.8	Filed
3.8	Certificate of Designation for Series C-2 Preferred Stock	8-K	10/29/21	3.2	Filed
3.9	Certificate of Designation for Series D Preferred Stock	10-Q	8/23/21	3.9	Filed
31.1	Certification of Principal Executive Officer and Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished***
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Panacea Life Sciences Holdings, Inc.

November 14, 2023	/s/ Leslie Buttorff
Leslie Buttorff
Chief Executive Officer

