Form 10-K
period 2023-12-31
PANACEA LIFE SCIENCES HOLDINGS, INC.
filed 2024-04-01
CIK 1552189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The text associated with those checkboxes is as follows: If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2022, was approximately $3,529,070.

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,645,352 shares of common stock, par value $0.0001 per share, outstanding as of March 15, 2024.

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

ii

PART I

Item 1. Business

General

Panacea Life Sciences Holdings, Inc. (OTCQB: PLSH) is a holding company organized as a plant-based natural health ingredient and product company, specializing in the development, manufacturing, research, and distribution of products within the $134B and rapidly growing natural health and wellness market segment for both humans and animals.

Established in 2017, the company’s first subsidiary, Panacea Life Sciences, Inc. (PLS), is dedicated to the production, distribution, research, and manufacturing of premium-quality nutraceuticals, cannabinoids, mushrooms, kratom, and other natural, plant-based ingredients and products. Operating from a cutting-edge 51,000 square foot cGMP facility located in Golden, Colorado, PLS is committed to delivering high-quality solutions in the field of natural health and well-being. Panacea also offers the purest natural remedies within its branded product lines for every aspect of life: PANA Health™, PANA Beauty®, PANA Sport™, PANA Pet®, PANA Pure® and PANA Life™. If you would like more information, please visit www.panacealife.com.

Panacea Distro, the second subsidiary of Panacea Life Sciences Holdings, Inc., manages six retail locations and a distribution center situated in the Tampa, Florida area. These establishments provide a diverse range of products, including Nitro Kava, Kratom, Hemp, VAPE products, and various beverages, with a primary focus on promoting alternative health and wellness. The Panacea Distro business is segmented into two distinct areas—the retail stores and the cash & carry distribution warehouse. The retail stores are poised to evolve into franchise stores, with the intention of eventually adopting the name “PANA KAVA JAVA.” This strategic move is part of our plan to establish a franchise model based on the success of these existing retail locations.

In the coming months, a third business entity, Pana Kava Java (PKJ), is set to emerge as the franchisor company, with a scheduled launch in Q3-Q4 2024. Pana Kava Java is committed to establishing a unique franchise model, drawing inspiration from the European-style café concept. Patrons will have the opportunity to savor infused coffees and beverages, indulge in vaping, and enjoy an array of infused baked goods in a welcoming atmosphere. Pana Kava Java, as the franchisor, will offer franchise rights to individuals interested in opening stores/cafés, enabling them to sell products or services under the PKJ brand, leveraging our expertise and intellectual property. Currently, active efforts are underway in developing the franchisor plan, encompassing aspects such as business development, flagship store establishment, legal document preparation, marketing and packaging strategies, as well as the recruitment and training of franchisees.

Recent Developments

In June 2022, given the FDA’s lack of clarity regarding the CBD industry, the Company pivoted some of its resources to focus on the nutraceutical industry. The Company made further investments in its softgel line for bovine and vegan softgels. The sales approach has been successful, and we have closed over 40 different nutraceutical contracts. In this same timeframe we have focused on two other natural plant products—functional mushrooms and kratom. These new areas will continue to be a focus area for Panacea in 2024.

On September 30, 2023, PLSH completed an asset purchase agreement for N7 Enterprises which was a rapidly growing corporation that operates a chain of botanical tea bars focused on promoting health and wellness. The company is dedicated to providing customers with premium quality organic teas and wellness products, fostering a culture of well-being and mindful consumption. The core of N7 Enterprises comprised eight meticulously curated botanical tea bars strategically located in the Tampa Bay metropolitan area, serving as hubs for health-conscious consumers seeking natural and revitalizing beverages. These retail locations offer a diverse range of handcrafted, ethically sourced herbal teas, blended to cater to various health preferences and dietary needs. Each store is designed to provide an immersive and tranquil atmosphere, encouraging customers to embrace a holistic lifestyle.

In addition to the retail stores, N7 Enterprises operates a robust cash and carry warehouse, which serves as the central distribution center for all retail locations. This strategically positioned facility enables efficient supply chain management, ensuring that each store is consistently stocked with an array of premium organic teas, wellness products, and related merchandise. The warehouse plays a pivotal role in supporting the seamless operation of the retail branches, thereby facilitating the company’s mission to provide accessible and sustainable wellness solutions to its diverse customer base.

N7 Enterprises was renamed to Panacea Distro, Inc. and is a subsidiary of PLSH. The Company plans to separate out the cash and carry/distribution business from the retail stores. The retail stores will be branded under the Pana Kava Java ™ name and they will form the basis for the PKJ Group Franchisor. They will be corporate owned franchises and use as promotion and templates for expanding and acquiring additional franchisees. The retail stores will be reconfigured to infused café lounges as we continue to sell kava and kratom nitro teas, coffee, hemp and Vape products along with infused bakery goods.

Our Competitive Analysis

We believe that our competitive advantages are derived from being vertically integrated that allows for extraction, enrichment and manufacturing under a cGMP quality environment: 1) Using pharmaceutical formulation methods to optimize the delivery of various nutraceutical, hemp, mushroom and kratom products, 2) Developing both full spectrum and THC-free products, 3) hemp supply, and 4) utilize Good Manufacturing Practice to produce goods that ensures safe and quality products that deliver consistent dosing. The ability to produce both full spectrum products (those that contain <0.3%) and THC-free products allows us to optimize dosage and delivery to various human conditions. PLSH subsidiaries control the complete value chain.

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

Our goals are to research, produce, and distribute products both domestically and internationally that target and treat major categories of medical conditions: pain, cancer, psychological, gastrointestinal, autoimmune, neurological, and sleep disorders. These categories include conditions that affect hundreds of millions of patients and animals worldwide. Another goal is to be a leader in contract manufacturing for end-products, such as nutraceuticals, supplements and pet and farm products.

Our Intellectual Property

We operate in every segment of the cannabinoid product value chain. From the hemp plant to finished goods, we ensure our products with stringent testing protocols employed at every stage of the supply chain. Panacea endeavors to offer pure natural remedies within product lines for every aspect of life. Our portfolio includes the following trademarks and registrations: PANA Health™, PANA Beauty®, PANA Sport™, PANA Pet®, PANA Life®. In the nutraceutical and supplement business line we are developing unique formulations that will add to our intellectual property.

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

Marketing and Distribution

With the acquisition of N7 we now have access to not only our corporate owned stores in the Tampa Florida area but additional access to all the distribution stores in which we sell products.

We distribute our products to various businesses across the United States through channels optimized to the individual needs of customers. Our B2B as well as B2C approach allows much flexibility for healthcare providers the ability to recommend specific treatment options using cannabinoids as a replacement for conventional pharmaceuticals.

Currently we sell over 40 different product SKUs of CBD and CBG products. In addition, we offer “white label” licensing to retail businesses and contract manufacturing services to smaller CBD companies. We plan to continue to build an integrated healthcare organization by creating products and programs using emerging botanical extracts. We deliver these programs through managed agriculture, pharmaceutical production, physician education, distribution and social media networks. We use our intellectual property in extraction technology, proprietary compounds, delivery systems, and distribution to produce high-quality products in terms of control, consistency, accountability, and packaging.

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

Human Capital

On December 31, 2023, we had over 40 full-time employees. There are no collective bargaining agreements covering any of our employees. We believe that our success depends on our ability to attract, develop and retain key personnel. We believe that the skills, experience and industry knowledge of our key employees significantly benefit our operations and performance.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties that you should consider before investing in our common stock. Set forth below is a summary of the principal risks we face:

●	We intend to raise capital through the sale of our common stock or securities convertible or exercisable into our common stock soon which will have a dilutive effect on our existing stockholders;

●	Our ability to continue as a going concern is in doubt unless we obtain adequate new debt or equity financing and achieve sufficient sales levels;

●	Because we require additional capital to execute our business plan and expand our operations, our inability to generate and obtain such capital on acceptable terms, or at all, could harm our business, operating results, financial condition and prospects;

●	We are highly dependent on our Chief Executive Officer, and the loss of her services or a conflict of interest arising from her loans to us, and her other business endeavors would adversely affect us;

●	Our business and the h industry generally are subject to substantial regulation and governmental scrutiny characterized by high compliance costs and uncertainty, including the possibility that laws change in a manner adverse to us;

●	Panacea’s operations and our new Chief Executive Officer were not previously subject to SEC reporting obligations, which could render us difficult to evaluate and expose us to risk;

●	If we are unable to keep up with rapid technological change, consumer preferences and economic developments in our industry or in general, our products may become obsolete.

●	We could become subject to data privacy and security claims or enforcement actions, particularly due to our digital marketing efforts;

●	We may become subject to product liability or related claims based on our production and sale of products containing chemical compounds designed to be ingested or applied topically;

●	Our Chief Executive Officer, directly and through entities she controls, owns a majority of our outstanding common stock and voting power on an as-converted basis, rendering other stockholders’ ability to influence matters before them limited in most cases; and

●	Operational risks such as material weaknesses and other deficiencies in internal control over financial reporting could result in errors, potentially requiring restatements of our historical financial data, leading investors to lose confidence in our reported results.

Risks Related to Our Business and the Hemp Industry

Because we need to raise additional capital any financing based on our common stock or common stock equivalents will dilute our existing stockholders and the terms of any such financing could impose restrictions on our operations.

We have depended upon loans from our Chief Executive Officer and principal stockholder and have primarily financed our operations by borrowing funds from her.

Because we are highly dependent on the services of Leslie Buttorff, our sole executive officer, the loss of her and our inability to expand our management team, could harm our business.

Our success is largely dependent on the continued services of Leslie Buttorff, our Chief Executive Officer and principal stockholder. The loss of the services of Ms. Buttorff would leave us without executive leadership, which could diminish our business and growth opportunities. Additionally, Ms. Buttorff has business interests outside our company and a real estate holding company each of which hold shares in us as a result of the recent share exchange under the Exchange Agreement. Accordingly, from time-to-time she may not devote her full time and attention to our affairs, which could have a material adverse effect on our operating results, and there can be no assurance that a conflict of interest will not arise from her other business ventures. Further, as of December 31, 2023, Ms. Buttorff holds demand promissory notes totaling $11,397,617 at various interest rates ranging from 0% to 12%. Thus, she has the power to call the notes and obtain all our assets. Additionally, we have a line of credit with Ms. Buttorff through which it may borrow up to $8 million at a 10% annual interest rate. The fact that she continues to advance money and is our principal stockholder reflects her intent to support us.

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

We face an inherent risk of exposure to product liability claims if the use of our products results in, or is believed to have resulted in, illness or injury. Our products are designed for ingestible or topical use and contain combinations of ingredients, and there is little experience with or knowledge of the long-term effects of these combinations. In addition, interactions of these ingredients and products with other products, prescription medications and over-the-counter treatments have not been fully explored or understood and may have unintended consequences. Future research or results may lead to the discovery of unknown adverse side effects from hemp, KAVA and Kratom, which would harm our business.

Although we believe all our products will be safe when taken as directed by us, there is little long-term research on the effects of human consumption of certain of the new product ingredients or combinations in concentrated form that we use or may in the future use in developing our hemp products. Any instance of illness or negative side effects of ingesting hemp products or applying them topically on the skin could have a material adverse effect on our business and operations by, among other things, exposing us to the risk of costly litigation and/or governmental sanctions and dramatically reducing the demand for some or all our products.

Any product liability claims or related developments from our products or hemp in general may increase our costs and adversely affect our revenue, product demand and operating results. Moreover, liability claims arising from a serious adverse event may increase our costs through higher insurance premiums and deductibles and may make it more difficult to secure adequate insurance coverage in the future. In addition, our product liability insurance may fail to cover future product liability claims, which, if adversely determined, could subject us to substantial monetary damages.

The success of our business will depend upon our ability to create and expand our brand awareness.

The health and wellness and hemp markets we compete in are highly competitive, with many well-known brands leading the industry. Our competitors include hemp companies who have a longer history operating in these markets than we do. Our ability to compete effectively and generate revenue will be based upon our ability to create and expand awareness of our products distinct from those of our competitors. It is imperative that we are able to convey to consumers the benefits of our products both in general and as compared to competitive offerings. However, advertising, packaging and labeling of our products is limited by various regulations. Our success will be dependent upon our ability to convey to consumers that our products are superior to those of our competitors while complying with complex and varying regulations in the markets in which we attempt to market and sell them.

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

Our business is subject to changing consumer trends and preferences, especially with respect to targeted nutrition and natural wellness products. Our success will depend in part on our ability to anticipate and respond to these changes, and we may not respond in a timely or commercially appropriate manner to such changes. Furthermore, the health and wellness industry are characterized by rapid and frequent changes in demand for products and new product introductions and enhancements. Our failure to accurately predict these trends could negatively impact consumer opinion of our products, which in turn could harm our customer relationships and product demands and cause the loss of sales. The success of our product offerings depends upon a number of factors, including our ability to:

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

Adverse publicity concerning any actual or purported failure by us or our competitors to comply with applicable laws and regulations or concerning any other aspect of our business or the hemp industry could have an adverse effect on the public perception of us and our products. This, in turn, could negatively affect our ability to obtain financing, endorsers and attract distributors, retailers or consumers for our products, which would have a material adverse effect.

Our distributors and customers’ perception of the safety, utility and quality of our products or even similar products distributed by others can be significantly influenced by national media attention, publicized scientific research or findings, product liability claims and other publicity concerning our products or similar products distributed by others. Adverse publicity, whether accurate or not, that causes a perceived connection between consumption of our products or any similar products and illness or other adverse effects, will likely diminish the public’s perception of and in turn the demand for our products. Claims that any products are ineffective, inappropriately labeled or have inaccurate instructions as to their use, could have a material adverse effect on the market demand for our products, including reducing our sales and revenue, which would have a material adverse effect on our business.

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

Panacea was founded and began operations in the hemp industry in 2017 and we therefore have a limited operating history upon which an evaluation of our business plan or performance and prospects can be made. Our business and prospects must be considered in the light of the potential problems, delays, uncertainties and complications encountered in connection with a business which is still in its early stages in a relatively new industry characterized by unexpected change. The risks include, but are not limited to, the possibility that we fail to develop functional and scalable products, or that although functional and scalable, our products will not be economical to market in order to become or remain profitable; that our competitors hold proprietary rights precluding us from marketing such products; that our competitors offer a superior or equivalent product or otherwise achieve or maintain greater market acceptance than us; that we are unable to upgrade or improve our processes and products to accommodate new features and expand our offerings; or that we fail to receive or maintain necessary regulatory clearances and compliance for our products and operations. In order to grow our revenue, we must develop and improve upon our brand name recognition and competitive advantages for our products and expand into new markets. Even if we accomplish such growth, resulting expenses may be greater than estimated, which could reduce or even eliminate any revenue gains for which such endeavors were made. There are no assurances that we can successfully address these challenges. If we are unsuccessful, our business, financial condition and operating results could be materially and adversely affected.

If the market for hemp products declines, it would materially and adversely affect our business.

Following the passage of the 2018 Farm Bill described below, our industry experienced an influx of hemp farmers and producers which resulted in a saturated marketplace. As a result, the supply for hemp and related products has in the past exceeded demand. This trend could force us to reduce our prices to remain competitive or could result in lower sales levels than we have experienced in the past, either of which would result in a decline in revenue or growth rate and could materially adversely affect our financial condition and prospects.

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

While a majority of state governments in the United States have legalized the growing, production, and use of hemp in some form and subject to certain restrictions, cannabis remains illegal under federal law. In addition, in July 2017, the United States Drug Enforcement Agency issued a statement that certain hemp extractions fall within the definition of marijuana and are therefore a Schedule I controlled substance under the Controlled Substances Act of 1970, as amended. Thus, the cannabis industry, including companies which sell products containing hemp, faces significant uncertainty surrounding regulation by the federal government, which could claim supremacy over state regulatory regimes including those with a “friendlier” view toward hemp products. While the federal government has for several years chosen to not intervene in the cannabis business conducted legally within the states that have legislated such activities, there is, nonetheless, potential that the federal government may at any time choose to begin enforcing its laws against the manufacture, possession, or use of cannabis-based products such as hemp. Similarly, there is the possibility that the federal government may enact legislation or rules that authorize the manufacturing, possession or use of those products under specific guidelines. Local, state and federal cannabis laws and regulations are broad in scope and subject to evolving interpretations. In the event the federal government was to tighten its regulation of the industry, we would likely suffer a material adverse effect on our business, including potentially substantial losses.

Because laws and regulations affecting our industry are evolving, changes to any regulation may materially affect our hemp products.

In conjunction with the enactment of the Agriculture Improvement Act of 2018 (the “Farm Bill”), the Food and Drug Administration (the “FDA”) released a statement about the status of hemp as a nutritional supplement, and the agency’s actions in the short term with regards to hemp will guide the industry. As a company whose products contain hemp, we intend to meet all FDA guidelines as the regulations evolve. Any difficulties in compliance with future government regulation could increase our operating costs and adversely impact our results of operations in future periods.

In addition, as a result of the Farm Bill’s passage, we expect that there will be a constant evolution of laws and regulations affecting the hemp industry which could affect our operations. Local, state and federal hemp laws and regulations may be broad in scope and subject to changing interpretations. These changes may require us to incur substantial costs associated with legal and compliance fees and ultimately require us to alter our business plan. Furthermore, violations of these laws, or alleged violations, could disrupt our business and result in a material adverse effect on our operations. In addition, we cannot predict the nature of any future laws, regulations, interpretations or applications, and it is possible that regulations may be enacted in the future that will be directly applicable to our business.

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

The Farm Bill delegates the authority to the states to regulate and limit the production of hemp and hemp-derived products within their territories. Although many states have adopted laws and regulations that allow for the production and sale of hemp and hemp-derived products under certain circumstances, no assurance can be given that such state laws may not be repealed or amended such that our intended products containing hemp-derived CBD would once again be deemed illegal under the laws of one or more states now permitting such products, which in turn would render such intended products illegal in those states under federal law even if the federal law is unchanged. In the event of either repeal of federal or of state laws and regulations, or of amendments thereto that are averse to our intended products, we may be restricted or limited with respect to those products that we may sell or distribute, which could adversely impact our intended business plan with respect to such intended products.

Additionally, the FDA has indicated that certain products containing hemp are not permissible under the Federal Food, Drug, and Cosmetic Act (the “FDCA”), notwithstanding the passage of the Farm Bill. On December 20, 2018, after the Farm Bill became law, then FDA Commissioner Scott Gottlieb issued a statement in which he reiterated the FDA’s position that hemp products that are marketed with a claim of therapeutic benefit must be approved by the FDA for their intended use before they may be distributed in interstate commerce and that the FDCA prohibits interstate distribution of food products containing hemp and marketing products containing hemp as a dietary supplement, regardless of whether the substances are hemp-derived. Although we believe our existing and planned hemp products comply with applicable federal and state laws and regulations, legal proceedings alleging violations of such laws could have a material adverse effect on our results of operations and financial condition. Sources of hemp-derived CBD depend upon legality of cultivation, processing, marketing and sales of products derived from those plants under state law.

Hemp-derived CBD can only be legally produced in states that have laws and regulations that allow for such production and that comply with the Farm Bill, apart from state laws legalizing and regulating medical and recreational cannabis or marijuana, which remains illegal under federal law. This is one of the reasons why we are based in Colorado. Unexpected changes in federal and state law could cause our current hemp production methods or resulting products, as well as products that we intend to develop and launch, to be illegal or could otherwise prohibit, limit or restrict some or all of our products in the event of repeal or amendment of laws and regulations which are now comparatively favorable to the cannabis/hemp industry in certain states, we would be required to locate new suppliers in states with laws and regulations that qualify under the Farm Bill. If we were to be unsuccessful in arranging new sources of supply of our raw ingredients, or if our raw ingredients were to become legally unavailable, our intended business plan with respect to such products could be adversely impacted.

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

The manufacture, labeling and distribution of hemp products is regulated by various federal, state and local government agencies. These governmental authorities regulate our products and processes to ensure that the products are not adulterated or misbranded. We are subject to regulation by the federal government and other state and local agencies as a result of our hemp products. In addition to the risks associated with the possibility of government enforcement or private litigation due to alleged noncompliance, our compliance costs associated with our day-to-day operations are high and are expected to increase as we expand into new markets and/or develop and market new products. For example, as a “seed to sale” hemp business, meaning a business which handles every step of a hemp product’s manufacture and sale in-house rather than relying on third parties for some or all the production and distribution steps, we are responsible for the quality of our product, and the means by which it is produced and marketed, at every stage. Compliance with regulations imposed on our business model means we must deploy and maintain an advanced computer monitoring system which allows us to track our production and distribution process. We must train our employees and utilize and maintain security measures to ensure our facility functions properly. Compliance with these and other government requirements for product monitoring, quality, labelling and distribution are costly which may limit our profitability.

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

The legislative and regulatory bodies or self-regulatory organizations in various jurisdictions inside the United States may expand current laws or regulations, enact new laws or regulations, or issue revised rules or guidance regarding privacy, data protection, consumer protection, information security, and online advertising. California has enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which became operative on January 1, 2020, and its implementing regulations took effect in August 2020. The CCPA requires companies that process personal information on California residents to make new disclosures to consumers about such companies’ data collection, use, and sharing practices and inform consumers of their personal information rights such as deletion rights, allows consumers to opt out of certain data sharing with third parties, and provides a new cause of action for data breaches. In November 2020, California enacted the California Privacy Rights Act of 2020 (the “CPRA”), which amends and expands the scope of the CCPA, while introducing new privacy protections that extend beyond those included in the CCPA and its implementing regulations. The CCPA, as amended and expanded by the CPRA, is one of the most prescriptive general privacy laws in the United States and may lead to similar laws being enacted in other U.S. states or at the federal level. For example, the State of Nevada also passed a law effective on October 1, 2019, that amends the state’s online privacy law to allow consumers to submit requests to prevent websites and online service providers (“Operators”) from selling personally identifiable information that Operators collect through a website or online service. Further, on March 2, 2021, the Governor of Virginia signed into law the Virginia Consumer Data Protection Act (the “VCDPA”). The VCDPA creates consumer rights, similar to the CCPA, but also imposes security and assessment requirements for businesses. In addition, on July 7, 2021, Colorado, the state in which we are headquartered, enacted the Colorado Privacy Act (“CoCPA”), becoming the third comprehensive consumer privacy law to be passed in the United States (after the CCPA and VCDPA). Although the CoCPA closely resembles the VCDPA, both of which do not contain a private right of action and will instead be enforced by the respective states’ Attorney General and district attorneys, the two differ in many ways and once they become enforceable in 2023, we must comply with each if our operations fall within the scope of these newly enacted comprehensive mandates. Prior efforts undertaken to comply with other recent privacy-related laws have proven that these initiatives require time to carefully plan, assess gaps in current compliance mechanisms, and implement new policies, processes and remediation efforts. Additionally, the Federal Trade Commission and state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data. Each of these privacy, security, and data protection laws and regulations, and any other such changes or new laws or regulations, could impose significant limitations, require changes to our business model or practices, or restrict our use or storage of personal information, which may increase our compliance expenses and make our business more costly or less efficient to conduct. In addition, any such changes could compromise our ability to develop an adequate marketing strategy and pursue our growth strategy effectively, which, in turn, could adversely affect our business, financial condition, and results of operations.

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

This concentration of ownership and the conflicts of interest may have the effect of impeding a merger, consolidation, takeover or other business combination or tender offer for our common stock which other stockholders may deem desirable or could reduce our stock price or prevent our stockholders from realizing a premium over our stock price in such a transaction. Further, to the extent our other stockholders disagree with an action Ms. Buttorff elect to take as a stockholder, their ability to prevent such action or avoid the effect on their shareholdings will range from significantly limited to non-existent due to our current capital structure, subject only to applicable law and our charter documents. Therefore, if Ms. Buttorff has an interest adverse to other stockholders, or if other stockholders otherwise disagree with Ms. Buttorff with respect to a matter before the stockholders, they will have little to no control over that matter and the direction we ultimately take.

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

As noted above, we have incurred significant net losses to date. We anticipate that we will continue to lose money for the foreseeable future. Additionally, we have negative cash flows from operations and we our revenue may exceed our expenses in the next 12 months. Since our inception in 2017, we have generated losses from operations. As of December 31, 2023, our accumulated deficit was $33.9 million, and we had $0.1 million in cash and liquid stock. Our continued existence is dependent upon generating sufficient working capital and obtaining adequate new debt or equity financing. These factors raise doubt about our ability to continue as a going concern for a period of 12 months from the issuance date of this report. Management cannot provide assurance that we will ultimately achieve or maintain profitable operations or become cash flow positive or raise additional debt and/or equity capital. Because of our continuing losses, without improvements in our cash flow from operations or new financing, we may have to continue to restrict our expenditures. Working capital limitations may impinge on our day-to-day operations, which may contribute to continued operating losses.

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

People are increasingly turning to hemp products for several reasons: CBD is non-psychoactive, so it does not produce a “high” like THC, there are few known contraindications, the properties of different cannabinoids can positively affect a wide range of ailments, and cannabinoids work directly and indirectly with the body’s endocannabinoid system to create balance known as homeostasis. As demand increases, we believe the FDA must provide more clarity about CBD’s legalization, and this bill is a promising first step.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

XXII has allocated 10 acres of the Needle Rock Farm in Delta County, CO to Panacea. We also lease our laboratory space at 16194 West 45th Drive, Golden, CO 80403 from J&N Real Estate Company, LLC which is owned by its CEO. See Note 5 to our consolidated financials.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is quoted on the OTCQB over-the-counter market under the symbol “PLSH.” Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. On March 28, 2024, the closing bid price on the OTC Markets for our Common Stock was $0.19.

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

Holders of Our Common Stock

As of March 28, 2024, we had 17,645,352 shares of our common stock issued and outstanding, and approximately 190 shareholders on record.

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

General

We are a Nevada corporation organized in 2008. Exactus, Inc. was our former name. We have pursued opportunities in hemp-based businesses, which we refer to as “cannabinoids or CBD”. On June 30, 2021, Panacea Life Sciences, Inc. “Panacea” entered into an Exchange Agreement with Exactus and as a result became a seed-to-sale Cannabinoid company. The former Panacea stockholders have assumed majority control of us, and all our operations are now operated through Panacea which because of the share exchange became our wholly owned subsidiary. Leslie Buttorff, became our Chief Executive Officer and a director upon the closing of the share exchange, also became our principal stockholder through common stock and Convertible Preferred Stock issued to her and entities she controls.

Panacea Life Sciences Holdings, Inc. (PLSH) is holding company structured to support the life sciences and health and wellness industry. Panacea, which was founded by Leslie Buttorff in 2017 as a woman-owned business, attracted a $14 million investment from 22nd Century Group, Inc., or XXII, a plant biotechnology company which also has a focus on hemp products and technology, during 2019. XXII has retained a 15.19% stake in us following the share exchange. Through Panacea, we are dedicated to developing and producing the highest-quality, most medically relevant, legal, hemp-derived cannabinoid products for consumers and pets. Beginning at a farm Panacea owns a parcel of located at Needle Rock, Colorado and leases laboratory space located within a 51,000 square foot, state-of-the-art, cGMP, extraction, manufacturing, testing and fulfillment center located in Golden, Colorado, Panacea operates in every segment of the hemp product value chain. From cultivation to finished goods, Panacea ensures its products with stringent testing protocols employed at every stage of the supply chain. Panacea endeavors to offer pure natural remedies within product lines for every aspect of life: PANA Life®, PANA Beauty®, PANA Sport™, PANA Pet®, PANA PURE™ and PANA Health™.

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

Panacea Distro, the second subsidiary of Panacea Life Sciences Holdings, Inc., manages six retail locations and a distribution center situated in the Tampa, Florida area. These establishments provide a diverse range of products, including Nitro Kava, Kratom, Hemp, VAPE products, and various beverages, with a primary focus on promoting alternative health and wellness. The Panacea Distro business is segmented into two distinct areas—the retail stores and the cash & carry distribution warehouse. The retail stores are poised to evolve into franchise stores, with the intention of eventually adopting the name “PANA KAVA JAVA.” This strategic move is part of our plan to establish a franchise model based on the success of these existing retail locations.

In 2024, a third business entity, Pana Kava Java (PKJ), is set to emerge as the franchisor company, with a scheduled launch in Q3-Q4 2024. Pana Kava Java is committed to establishing a unique franchise model, drawing inspiration from the European-style café concept. Patrons will have the opportunity to savor infused coffees and beverages, indulge in vaping, and enjoy an array of infused baked goods in a welcoming atmosphere. Pana Kava Java, as the franchisor, will offer franchise rights to individuals interested in opening stores/cafés, enabling them to sell products or services under the PKJ brand, leveraging our expertise and intellectual property. Currently, active efforts are underway in developing the franchisor plan, encompassing aspects such as business development, flagship store establishment, legal document preparation, marketing and packaging strategies, as well as the recruitment and training of franchisees.

Results of Operations

Comparison of the Years Ended December 31, 2023, and 2022.

The following table sets forth our results of operations for the years ended December 31, 2023, and December 31, 2022.

	Years Ended December 31,		Period to
	2023	2022	Period Change

Revenues from nutraceutical and CBD sales	$1,762,903	$1,515,448	$247,455
Revenues from PPE sales	$-	$111,530	$(111,530)
Revenues from Pana Distro sales	$595,549	$-	$595,549
Cost of sales	$1,262,979	$1,230,508	$(32,471)
Production related operating expenses	$5,211,719	$4,955,348	$256,371
General and administrative	$1,456,412	$1,093,364	$363,048)
Interest expense	$(1,555,877)	$(2,048,171)	$(492,294)
Unrealized gain on marketable securities	$(1,092,429)	$(2,660,105	$(1,567,676)
Realized gain on sale of securities	$-	$22,816	$(22,816)
Other income (loss)	$-	$27,598	$(27,598)
Employer retention credit	$-	$253,791	$(253,791)
Rental income	$178,411	$232,183	$(53,772)

Year Ended December 31, 2023, and 2022

Net Revenues

We are principally engaged in the business of manufacturing, producing, and selling products for nutraceutical companies and our own products made from industrial hemp. Revenue consists of sales of our five categories of brand products, white label and contract manufacturing sales to other hemp companies, raw material sales (distillate and isolate), and tolling arrangements.

Our revenues for the year ended December 31, 2023, increased by $757,978, or 47%, to $2,384,956 as compared to $1,626,978 for the year ended December 31, 2022. The increase in sales is in 2023 was due to the company’s increased focus on contract manufacturing for nutraceutical companies.

Cost of Sales

Cost of sales for the year ended December 31, 2023, increased by $32,471, or 3%, to $1,262,979 as compared to $1,230,508 for the year ended December 31, 2022. The increase in cost of sales was due primarily to more material procurement from increased revenues. The primary components of cost of sales include the cost of procuring raw materials and the cost of manufacturing the associated products.

Operating Expenses

Operating expenses for the year ended December 31, 2023, increased by $619,419, or 10%, to $6,668,131 as compared to $6,048,712 for the year ended December 31, 2022. The increase in operating expenses was primarily due to increased production related operating expenses as well as increased general and administrative expenses.

The increase in production relating expenses of $256,371 or 5% to 5,211,719 for the year ended December 31, 2023, as compared to $4,955,348 for the year ended December 31, 2022, was primarily due to increased storage costs and increased building costs.

The increase in general and administrative expenses of $363,048 or 33% to 1,456,412 for the year ended December 31, 2023, as compared to $1,093,364 for the year ended December 31, 2022, was primarily due to increased bad debt write-offs. Included in this increased bad debt expense was a write-off of a $500,000 receivable representative of hemp due to the company from XXII. This receivable was deemed uncollectible and subsequently expensed.

Other income (expense)

Other income for the year ended December 31, 2023, increased by $1,021,196, or 29%, to (2,469,147) as compared to (3,490,432) for the year ended December 31, 2022. This increase is due primarily to decreased interest expense and a smaller unrealized loss related to the value of the shares of XXII held by the company. On January 3, 2022, XXII closed at $3.12 per share. On January 3, 2023, XXII closed at $0.91 and on December 29, 2023, closed at $0.20 per share. The stock and was also subject to a reverse share split of 15 to 1 that took place on July 5, 2023.

Summary of Cash Flows

	Years ended December 31,
	2023	2022
Cash (used in) / provided by
Operating activities	$(1,524,463)	$(2,399,579)
Investing activities	(65,322)	(196,972)
Financing activities	1,683,756	2,583,728
Net increase (decrease) in cash and cash equivalents	$93,971	$(12,823)

Cash flows from operating activities

Net cash used in operating activities was $1,524,463 for the year ended December 31, 2023, as compared to $2,399,579 for the year ended December 31, 2022. The decrease in 2023 was due primarily to decreasing operating and SG&A expenses. The largest source of operating cash is from our customers CBD sales are processed online with payment due at checkout, and the associated credit card payments are collected and paid within 1-2 business days. Other white label and contract manufacturing customers generally pay before the products are released or some larger customers are given either net 10, 2% or 30 day net terms.

Cash flows from investing activities

Net cash used in investing activities was $65,322 for the year ended December 31, 2023, as compared to $196,972 for the year ended December 31, 2022. The decrease of cash used in 2023 was due primarily to fewer fixed asset purchases.

Cash flows from financing activities

Net cash used in financing activities was $1,683,756 for the year ended December 31, 2023, as compared to $2,583,728 for the year ending December 31, 2022.

During the year ended December 31, 2023 cash provided by financing activities totaled $1,683,756 which included repayment of $135,000 on a convertible note, repayment of related party notes in the amount of $272,075 and proceeds of $2,090,831 from related party notes.

During the year ended December 31, 2022, cash provided by financing activities totaled $2,583,728 which included proceeds of $4,090,448 from related party notes and $253,791 from a related party payroll protection loan partially offset by repayments of convertible notes of $1,100,000 and repayment of related party notes payable in the amount of $660,511. In 2023 the primary financing was cash provided by Company’s CEO.

Liquidity and Capital Resources

On December 31, 2023, we had approximately $14,933 of liquid marketable securities and $100,922 in cash. Our Chief Executive Officer holds the XXII shares pursuant to the pledge agreement and has the power at any time to permit us to sell the shares to provide working capital. We have borrowed substantial sums from Leslie Buttorff, our Chief Executive Officer, to meet its working capital obligations. On June 30, 2021, Panacea issued an affiliate of Ms. Buttorff a 12% demand promissory note for $4.063 million and issued Ms. Buttorff a 10% demand promissory note for $1.624 million secured by a pledge of certain XXII common stock owned by Panacea. Additionally, we have a line of credit with Ms. Buttorff through which it may borrow up to $8 million at a 10% annual interest rate.

We will not have sufficient cash resources to sustain our operations for the next 12 months, particularly if the large sales contracts we have do not result in the revenue anticipated. This raises substantial doubt as a going concern as we are dependent on obtaining financing from one or more debt or equity offerings or further loans from Ms. Buttorff assuming she agrees to advance further funds.

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

Off Balance Sheet Arrangements

As of December 31, 2023, we had no material off-balance sheet arrangements.

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

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Panacea Life Sciences Holdings, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Panacea Life Sciences Holdings, Inc. (the “Company”) as of December 31, 2023 and 2022 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the two years in the period ended December 31, 2023, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the two years in the period ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

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
March 29, 2024

Panacea Life Sciences Holdings, Inc. and Subsidiary

Unaudited Condensed Consolidated Balance Sheets

	December 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$100,922	$6,951
Accounts receivable, net	263,970	206,127
Other receivables, related party	-	500,000
Inventory	4,013,525	4,448,725
Marketable securities related party	14,933	1,107,362
Prepaid expenses and other current assets	263,003	113,098
TOTAL CURRENT ASSETS	4,656,353	6,382,263

Operating lease right-of-use asset, net, related party	3,864,591	3,242,381
Property and equipment, net	6,448,068	7,675,995
Intangible assets, net	-	-
Goodwill	3,014,450	2,188,810
TOTAL ASSETS	$17,983,462	$19,489,449

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,629,591	$2,666,076
Operating lease liability, current portion, related party	2,913,781	2,090,271
Note payable-current, related party	11,397,617	9,871,803
First Bank note payable	292,942	-
Convertible note payable, net	115,000	346,671
Paycheck protection loan, SBA Loan	99,100	99,100
TOTAL CURRENT LIABILITIES:	19,448,031	15,073,921

Operating lease liability, long-term portion, related party	3,254,021	2,987,208
Other long-term liabilities, related party	3,572,864	3,572,864
TOTAL LIABILITIES	26,274,916	21,633,993

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Series A Preferred Stock: $0.0001 Par Value, 1,000 shares designated; 0 and 350 shares issued and outstanding on December 31, 2023 and December 31, 2022 respectively.	-	-
Series B-1 Preferred: $0.0001 Par Value, 32,000,000 shares designated; 1,500,000 and 1,500,000 shares issued and outstanding on December 31, 2023 and December 31, 2022 respectively.	150	150
Series B-2 Preferred: $0.0001 Par Value, 6,000,000 shares designated; 6,000,000 and 6,000,000 shares issued and outstanding on December 31, 2023 and December 31, 2022 respectively.	600	600
Series C Preferred: $0.0001 Par Value, 1,000,000 shares designated; 1,000,000 and 1,000,000 shares issued and outstanding on December 31, 2023 and December 31, 2022 respectively.	100	100
Series C-1 Preferred: $0.0001 Par Value, 10,000 shares designated and 10,000 and 10,000 shares issued and outstanding on December 31, 2023 and December 31, 2022 respectively.	1	1
Series C-2 Preferred: $0.0001 Par Value, 100 and 0 shares designated and 100 and 0 shares issued and outstanding on December 31, 2023 and December 31, 2022 respectively.	-	-
Series D Preferred: $0.0001 Par Value, 10,000 shares designated and 10,000 and 10,000 shares issued and outstanding on December 31, 2023 and December 31, 2022 respectively.	1	1
Series E Preferred: $0.0001 Par Value, 3,853,000 shares designated and issued on December 31, 2023.	385	-
Common Stock: $0.0001 Par Value, 650,000,000 shares authorized; 17,645,352 and 14,965,317 shares issued and outstanding on December 31, 2023 and December 31, 2022 respectively.	1,765	1,497
Additional paid in capital	25,628,442	23,760,704
Accumulated deficit	(33,922,898)	(25,907,597)
TOTAL STOCKHOLDERS’ EQUITY	(8,291,454)	(2,144,544)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,983,462	$19,489,449

The accompanying notes are an integral part of these consolidated financial statements.

Panacea Life Sciences Holdings, Inc. and Subsidiary

Unaudited Condensed Consolidated Statements of Operations

	For the year ending December 31
	2023	2022
REVENUE	$2,384,956	$1,626,978
COST OF SALES	1,262,979	1,230,508
GROSS PROFIT	1,121,977	396,470

OPERATING EXPENSES
Production related operating expenses	5,211,719	4,955,348
General and administrative expenses	1,456,412	1,093,364
TOTAL OPERATING EXPENSES	6,668,131	6,048,712

LOSS FROM OPERATIONS	(5,546,154)	(5,652,242)

OTHER INCOME (EXPENSES)
Interest expense	(1,555,877)	(2,048,171)
Unrealized gain (loss) on marketable securities, net	(1,092,429)	(2,660,105)
Realized gain on sale of securities	-	22,816
Other income (loss)	-	27,598
Employer retention credit	-	253,791
Rental Income	178,411	232,183
Gain on extinguishment of debt	748	681,546
TOTAL OTHER INCOME (EXPENSE)	(2,469,147)	(3,490,342)

INCOME (LOSS) BEFORE INCOME TAXES	(8,015,301)	(9,142,584)

TAXES	-	-

NET INCOME (LOSS)	$(8,015,301)	$(9,142,584)

Per-share data
Basic and diluted loss per share	$(0.48)	$(0.62)

Weighted average number of common shares outstanding	16,627,458	14,862,077

The accompanying notes are an integral part of these consolidated financial statements.

PANACEA LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2022	8,530,350	$853	14,965,317	$1,497	$23,760,704	$(25,907,597)	$(2,144,544)
Sale of shares to investors	-	-	454,545	46	74,955		75,000
Issuance of common shares for services			275,490	28	23,069		23,097
Issuance of restricted shares to employees			1,410,000	141	(141)		-
Shares issued in settlement of convertible note	-	-	540,000	54	134,946		135,000
Preferred Series E shares issued in acquisition	3,853,000	385	-	-	1,634,909		1,635,295
Net Loss	-	-	-	-	-	(8,015,301)	(8,015,301)
Balance as of December 31, 2023	12,383,350	$1,238	17,645,352	$1,765	$25,628,442	$(33,922,898)	$(8,291,454)

The accompanying notes are an integral part of these consolidated financial statements

Panacea Life Sciences, Inc.

Statements of Cash Flows

	For the years ended December 31
	2023	2022
Cash flows from operating activities
Net income (loss)	$(8,015,301)		$(9,142,584)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,712,969		1,669,690
Realized gain on sale of securities	-		(22,816)
Unrealized (gain)/loss on marketable securities	1,092,429		2,660,105
Inventory Insurance Disposal	538,583		-
Non cash settlement of convertible note and accrued interest	74,999		(253,791)
Amortization of intangible assets	-		61,401
Amortization of debt discount and non-cash interest expense	38,329		1,067,304
Changes in operating assets and liabilities
Accounts receivable	431,317		38,369
Inventory	297,391		(184,448)
Prepaid expense and other assets	(149,905)		165,230
Accounts payable and accrued expenses	1,986,613		1,083,188
Operating lease liability, net	468,113		458,773
Net cash used in operating activities	(1,524,463)		(2,399,579)

Cash flows from investing activities
Proceeds from sale of marketable securities	-		46,832
Net fixed asset acquisitions	(65,322)		(243,804)
Net Cash provided by (used in) investing activities	(65,322)		(196,972)

Cash flows from financing activities
Repayment of notes payable	(135,000)		(1,100,000)
Proceeds from payroll protection loan, SBA loan	-		253,791
Payments of principal on notes payable	(272,075)		(660,511)
Proceeds from Notes payable - related party	1,797,889		4,090,448
Proceeds from notes payable	292,942		-
Cash provided by financing activities	1,683,756		2,583,728

Net increase (decrease) in Cash and Cash Equivalents	93,971		(12,823)
Cash and Cash Equivalents, Beginning of Period	6,951		19,774
Cash and Cash Equivalents, End of Period	$100,922		$6,951

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes during the year	$-		$-
Interest payments during the year	$-		$-

Noncash investing and financing activity
Goodwill recorded in acquisition	$825,640	$
Preferred shares issued in acquisition	$1,646,134	$
Inventory recorded in acquisition	$(400,774)	$
Assets from acquisition	$(419,720)	$
Conversion of Preferred A shares to Note Payable			$385,000
Issuance of Common Stock for services	$-		$55,000
Capitalized assets purchased on account - related party	$-		$261,899

The accompanying notes are an integral part of these consolidated financial statements.

PANACEA LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 1 - NATURE OF ORGANIZATION

Organization and Business Description

Panacea Life Sciences Holdings, Inc. (the “Company”, “Panacea Holdings”, “we”, “us”, “our”) was incorporated on January 18, 2008, in the State of Nevada. In January 2019, the Company added to the scope of its business activities, efforts to produce, market and sell products made from industrial hemp containing cannabidiol (“CBD”).

Panacea Life Sciences Holdings, Inc. is a holding company organized as a plant-based natural health ingredient and product company, specializing in the development, manufacturing, research, and distribution of products within the $134B and rapidly growing natural health and wellness market segment for both humans and animals.

The company’s first subsidiary, Panacea Life Sciences, Inc. (PLS), is dedicated to the production, distribution, research, and manufacturing of premium-quality nutraceuticals, cannabinoids, mushrooms, kratom, and other natural, plant-based ingredients and products. Operating from a cutting-edge 51,000 square foot cGMP facility located in Golden, Colorado, PLS is committed to delivering high-quality solutions in the field of natural health and well-being.

Panacea Distro, the second subsidiary of Panacea Life Sciences Holdings, Inc., manages six retail locations and a distribution center situated in the Tampa, Florida area. These establishments provide a diverse range of products, including Nitro Kava, Kratom, Hemp, VAPE and mushroom products, and various beverages, with a primary focus on promoting alternative health and wellness.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

On September 30, 2023 the Company completed an Asset Purchase Agreement with N7 Enterprises. The results for N7 for the 4th quarter were consolidated.

Going concern

These audited consolidated financial statements are presented on the basis that the Company will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since our inception in later 2017, we have generated losses from operations, except for some slight profits in a few quarters. As of December 31, 2023, our accumulated deficit was $33.9 million, and we had $0.1 million in cash and liquid stock. We also currently do not have sufficient cash flow to pay our ongoing financial obligations on a consistent basis.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. There were no cash equivalents. The Company places its cash and cash equivalents with high-quality financial institutions. At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. On December 31, 2023 and 2022, the Company’s cash balances did not exceed the FDIC limit.

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

Marketable securities

The Company’s marketable securities consist of 80,200 and 1,203,000 shares of XXII as of December 31, 2023 and 2022, respectively, which are classified as available-for-sale and included in current assets. (see Note 2 – Going Concern). Securities are valued based on market prices for identical assets using third party certified pricing sources. Available-for-sale securities are carried at fair value with unrealized and realized gains and losses reported as a component of income (loss). Realized gains and losses, if any, are calculated on the specific identification method and are included in other income in the consolidated statements of operations.

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

The following table shows, by level within the fair value hierarchy, the Company’s assets and liabilities at fair value on a recurring basis as of December 31, 2023, and December 31, 2022:

	December 31, 2023				December 31, 2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Marketable securities	$14,933	$14,933	$-	$-	$1,107,362	$1,107,362	$-	$-
Total	$14,933	$14,933	$-	$-	$1,107,362	$1,107,362	$-	$-

There were no transfers of marketable securities into or out of Level 1 during the years ended December 31, 2023, or 2022.

December 31, 2023
Balance at beginning of year	$1,107,362
Unrealized gain (loss) on marketable securities, net	(1,092,429)
Balance at end of period	$14,933

As of December 31, 2023, the Company has no liabilities that are re-measured at fair value.

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

Intangible Assets and Goodwill

Goodwill is comprised of the purchase price of business combinations in excess of the fair market value assigned at acquisition to the tangible and intangible assets acquired. Goodwill is not amortized. The Company tests goodwill for impairment on an annual basis. The Company performed its most recent goodwill impairment using a discounted cash flow analysis and found that the fair value exceeded the carrying value. It has $2.189 million of goodwill from the acquisition of the assets of Phoenix Life Sciences, Inc. in October 2017 and 0.825 million from the N7 acquisition.

Estimated Life
Goodwill from Phoenix Acquisition	Tested Yearly for Impairment
Goodwill from N7 Acquisition	Tested Yearly for Impairment

	December 31, 2023	December 31, 2022
Goodwill from Phoenix Acquisition	$2,188,810	$2,188,810
Goodwill from N7 Acquisition	825,640	-
Total	$3,014,450	$2,188,810

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

None.

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

Some of the Company’s contract liabilities consist of advance customer payments. Contract liability results from transactions in which the Company has been paid for products by customers, but for which all revenue recognition criteria have not yet been met. Once all revenue recognition criteria have been met, the contract liabilities are recognized. The Company recorded $349,705 and $368,065 in advanced customer payments as of December 31, 2023, and December 31, 2022, respectively, and these amounts are included in the balance sheet line item of accounts payable and accrued expenses. The customer payments have increased as the nutraceutical manufacturing business results in larger contracts.

	December 31, 2023	December 31, 2022
Balance, beginning of period	$368,065	$24,585
Payments received for unearned revenue	156,298	412,891
Revenue earned	174,658	69,411
Balance, end of period	$349,705	$368,065

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

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with ASC 606. The amounts charged to customers for shipping products are recognized as revenues and the related freight costs of shipping products are classified in general and administrative costs as incurred. Shipping costs are included as a component of general and administrative and were $97,911 and $84,507 for December 31, 2023, and December 31, 2022, respectively. The increase is due to higher postage costs and larger freight shipments.

Advertising & Marketing

Advertising costs are expensed when incurred. Included in this category are expenses related to public relations, investor relations, new package design, website design, design of promotional materials, cost of trade shows, cost of products given away as promotional samples, and paid advertising. The Company recorded advertising costs included in general and administrative costs of $17,947 and $209,254 for the years ended December 31, 2023, and 2022, respectively.

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

	Years ended December 31,
	2023	2022
Restricted Stock	1,793,483	107,993
Options to purchase common stock	551,854	346,854
Warrants to purchase common stock	1,104,243	1,117,094
Series B-1 Convertible Preferred	6,679	6,679
Series B-2 Convertible Preferred	26,786	26,786
Series C Convertible Preferred	2,289,220	2,289,220
Series C-1 Convertible Preferred	1,064,908	1,064,908
Series C-2 Convertible Preferred	2,050,000	2,050,000
Series D Convertible Preferred	1,628,126	1,628,126
Series E Convertible Preferred	3,853,000	-
Total	14,368,299	8,637,660

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

NOTE 3 – PROPERTY, EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property and equipment, net including any major improvements, are recorded at historical cost. The cost of repairs and maintenance is charged against operations as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, generally as follows:

Estimated Life
Computers and technological assets	3 – 5 Years
Furniture and fixtures	3 – 5 Years
Machinery and equipment	5 – 10 Years
Leasehold improvement	10 Years

Property and equipment, net consists of the following:

	December 31, 2023	December 31, 2022
Computers and technological assets	$3,776,320	$3,776,320
Furniture and fixtures	161,830	55,950
Machinery and equipment	7,846,788	7,765,466
Land	92,222	92,222
Leasehold Improvements	1,806,755	1,508,915
Total	13,683,915	13,198,873
Less accumulated depreciation	(7,235,847)	(5,522,878)
Total Property and equipment, net	$6,448,068	$7,675,995

Depreciation expenses for the years ended December 31, 2023 and 2022 were $1,712,969 and $1,669,690 respectively.

NOTE 4 – INVENTORY

Inventory consists of the following components:

	December 31, 2023	December 31, 2022
Raw Materials	$850,362	$870,530
Semi-Finished	1,870,978	1,863,501
Finished Goods	1,262,674	1,694,574
Packaging	29,511	20,120
Total	$4,013,525	$4,448,725

NOTE 5 –OPERATING LEASE RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES – RELATED PARTY

Right of Use

The Company adopted Accounting Standards Update (“ASU”) No. 2016-02, “Leases” (“ASC 842”) on January 1, 2019, the start of our 2019 fiscal year. The Company has one lease arrangement with a related party entered into on December 22, 2018, for a 3-year term commencing January 1, 2019, for certain laboratory facilities with a nine-year extension option. This lease was extended and now expires on December 31, 2030. At inception, the Company recognized a Right of Use Asset and a corresponding lease liability in the amount of $4,595,509. The Company’s lease arrangements may contain both lease and non-lease components. The Company has elected to combine and account for lease and non-lease components as a single lease component. The Company has incorporated residual value obligations in leases for which there is such occurrences. Regarding short-term leases, ASC 842-10-25-2 permits an entity to make a policy election not to apply the recognition requirements of ASC 842 to Short-term leases. The Company has elected not to apply the ASC 842 recognition criteria to any leases that qualify as Short-Term Leases.

The Company, as of January 1, 2019, leases a portion of the property (formerly the Environmental Protection Agency building) in Golden, CO from J&N Real Estate, owned by the CEO, a related party with a term expiring on December 31, 2030. The lease consists of all laboratory space including testing facilities, water treatment, extraction and production. The lease of the property is based on the fair market rent and triple net lease (NNN) values competitive in the marketplace for a cGMP facility. The Company also subleases some of its laboratory space to other CBD companies. This income is presented under the Other Income line items of the income statement. The leases vary from short-term monthly leases to 3-year leases but are all month to month. The Company also has seven different leases in the Tampa, FL area for the Panacea Distro warehouse, cash and carry distribution facility, and six different retail store locations.

	December 31, 2023	December 31, 2022
Right-of-use assets	$3,864,591	$3,242,381

Present value of operating lease liabilities	$3,972,696	$3,347,331
Less: Long-term portion of operating lease liability	(3,254,021)	(2,987,208)
Short-term portion of operating lease liability	718,675	360,123
Unpaid balances	2,195,106	1,730,136
Total short-term lease liability obligations	$2,913,781	$2,090,259
Weighted-average remaining lease term (Ends December 31, 2030)	5.95 years	8 years

Weighted-average discount rate		3.0%

During years ended December 31, 2023, and 2022, we recognized approximately $560,626 and $458,772, respectively in operating lease costs. Operating lease costs are included in operating expenses in our consolidated statement of operations.

Approximate future minimum lease payments for our right of use assets over the remaining lease periods as of December 31, 2023, are as follows:

Maturity of operating lease liabilities for the following years ended:

2024	$827,996
2025	$830,307
2026	$764,830
2027	$474,122
Thereafter	$1,451,002
Total undiscounted operating lease payments	$4,348,257
Less: Imputed interest	$(375,561)
Present value of operating lease liabilities	$3,972,696

NOTE 6 – NOTES PAYABLE

Paycheck Protection Program Funding U.S. Small Business Administration Loan

On May 28, 2020, the Company received a secured, 30-year, Economic Injury Disaster Loan in the amount of $99,100 from the U.S. Small Business Administration. The loan carries interest at a rate of 3.75% per year, requires monthly payments of principal and interest, and matures in 30 years. Installment payments, including principal and interest, of $483 monthly, will begin 12 months from the date of the promissory Note. The SBA loan is secured by a security interest in the Company’s tangible and intangible assets. As of December 31, 2023, the current principal balance of this note amounted to $99,100 and accrued interest was approximately $2,047 total for the current and non-current total.

First Bank Loan

On July 6, 2023, the company completed a promissory note with its bank, First Bank. The maturity on the loan is July 1, 2030, at a 6.82% annual interest rate. The loan was used for additional production manufacturing equipment totaling $298,761. Principal and interest monthly payments are $4,627.38 and commenced in October 2023.

Note payable-current, related party

As part of the agreement in the reverse merger transaction, certain loan balances (“J&N Loans”) from J&N Real Estate Company, LLC an affiliate of the Company’s CEO, (“J&N”) and historical interest owed of $1,932,358 were combined into a new promissory note with the principal amount of $4.062 million (“J&N Note”). The J&N Note bears annual interest at 12% and was secured by a pledge of certain XXII common stock owned by Panacea (See Note 2 Going concern).

On June 30, 2021, Panacea issued the Company’s CEO, Ms. Buttorff, a 10% promissory note in the amount of $1,685,685 (the “Buttorff Note”). The Buttorff Note was secured by a pledge of certain XXII common stock owned by Panacea (See Note 2 Going concern). This demand note replaced a prior working capital note that Panacea had issued on January 1, 2021. The Company has an additional line of credit note from Ms. Buttorff of $8,000,000 on July 1, 2021. The terms include an annual interest rate of 10% and a maturity date in 2024.

	December 31, 2023	December 31, 2022
J&N Note	$4,062,713	$4,062,713
CEO Note	7,334,904	5,809,090
Total related party notes	$11,397,617	$9,871,803

Other long-term liabilities, related party

The Company has recorded a related party liability (“Fixed Asset Loan”) in the amount of $3,059,474, as of December 31, 2023, and 2022, relating to building leasehold improvements and SAP software and support fees which were paid by an affiliate company of the CEO. The balance bears interest of 6%, and the maturity date has not yet been determined.

In 2020, the Company recorded an additional related party liability in the amount of $513,390 in respect of certain building improvements, due to J&N Real Estate Company (a company owned by the CEO) (“J&N Building Loan”). The balance bears no interest, and the maturity date has not yet been determined.

Other long-term liabilities, related party are summarized as follows.

	December 31, 2023	December 31, 2022
Other long-term liabilities, related party
Fixed Asset Loan	$3,059,474	$3,059,474
J&N Building Loan	513,390	513,390
Total	$3,572,864	$3,572,864

NOTE 7 - STOCKHOLDERS’ EQUITY

Common stock

The Company’s authorized common stock consists of 650,000,000 shares with a par value of $0.0001 per share.

On March 3, 2022, the Series A preferred stock was converted to a convertible loan for $385,000, due in March 2023. In February 2023, the balance of the note payable was reduced by $270,000 through a cash payment of $135,000 and an issuance of 540,000 shares of common stock. The outstanding amount of $115,000 was due as of June 2023, but the Company was unable to pay off the debt. (See subsequent events).

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

Stock Options

A summary of the stock option activity is presented below:

	Options Outstanding as of December 31, 2023
	Number of Shares Subject to Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at December 31, 2022	346,854	$2.80	3.57	-
Options granted	205,000	0.21	4.11	-
Options exercised	-	-	-	-
Options canceled / expired	-	-	-	-
Balance at December 31, 2023	551,854	$1.841	3.04	$-

Vested and exercisable at December 31, 2023	551,854	$1.84	3.70	$2,500

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

The Company’s outstanding warrants as of December 31, 2023, are summarized as follows, and all were exercisable at that date.

A summary of the Company’s outstanding warrants is presented below:

	Warrants Outstanding as of December 31, 2023
	Number of Shares Subject to Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Balance on December 31, 2022	1,117,092	$2.02	4.05	-
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options canceled / expired	12,851	-	-	-
Balance at December 31, 2023	1,104,243	$1.79	3.10	$-

Vested and exercisable at December 31, 2023	1,104,243	$1.79	3.10	$-

As of December 31, 2023, the outstanding warrants have no intrinsic value.

Restricted Stock

A summary of the restricted stock activity is presented below:

Restricted Stock Common Stock
Balance at December 31, 2022	107,993
Balance at December 31, 2023	1,793,483

As of December 31, 2023, there were no unamortized or unvested stock-based compensation costs related to restricted share arrangements. These shares are included in the total of outstanding shares as of December 31, 2023.

Preferred Stock

The Company’s authorized preferred stock consists of 50,000,000 shares with a par value of $0.0001.

On September 30, 2023, an asset purchase agreement with N7 Enterprises was closed. The original agreement was to award N7 785 shares of preferred E stock. Each share is convertible into 10,000 shares of common stock. The agreement contained a provision permitting the total number of shares to be adjusted based on projected sales targets being achieved. Due to these sales targets not being met, subsequent to the original award, the preferred shares were reduced to 385.

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

On the revenue side, for the year ended December 31, 2023, there was a concentration of two customers. Both were nutraceutical contract manufacturing customers who represent 15% and 9% of revenue.

For the year ended December 31, 2022, there was a concentration of two customers. Both are tolling partners who represent 16% and 10% of total revenue.

The other concentration is in the accounts receivable category, where three customer accounts for 68% of the accounts receivable in 2023. One of the three customer contracts is unique in that the company produced all the products for them to sell, and they pay Panacea as the items are sold in the ecommerce marketplace. Thus, until their inventory is depleted, we will have accounts receivable. This customer receivable is 27% of the 68%. In 2022, this same customer accounted for 33% of our total receivables. One customer is a nutraceutical contract manufacturing customer whose receivables represent 12% of the 68%. The other customer concentration is represented by a tenant who subleases space in the building and represents 29% of the 68%.

The Company has no other contingencies, material commitments, or purchase obligations or sales obligations.

Executive Employment Agreement

On December 31, 2021, the Company entered into an updated Employment Agreement with Leslie Buttorff pursuant to which Ms. Buttorff serves as the Company’s Chief Executive Officer for an initial term of July 1, 2021, to December 31, 2024 (the “Employment Agreement). Under her Employment Agreement, Ms. Buttorff receives an annual base salary of $380,000. Ms. Buttorff is also entitled to receive (i) a sales commission of 2% of revenue from sales generated by Ms. Buttorff after revenue exceeds $500,000 for three consecutive months, (ii) an award of $2.2 million of shares of common stock upon approval of the Company’s common stock for listing on The Nasdaq Capital Market prior to expiration of the term of the Employment Agreement, and (iii) an annual cash performance bonus of up to 100% of her base salary based on the achievement of performance metrics for the applicable fiscal year to be set by the Board of Directors. To date, Ms. Buttorff has not taken a salary, payments have accrued commencing in January 2021, and the amount due is included in accounts payable.

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

NOTE 9 - RELATED PARTY TRANSACTIONS

Notes Payable and Accrued Interest – Related Parties

For information on related party loans to the Company and other related party transactions, see Notes 5 and 6, Operating Lease and Notes Payable.

The accrued interest and interest expenses recorded for related party loans are shown below.

	December 31, 2023	December 31, 2022
Accrued Interest
Related party loan J&N	$1,413,210	$796,891
Related party loan-CEO loan	476,536	271,585
Related party loan – Line of credit	966,105	282,869

	Year ended December 31, 2023	Year ended December 31, 2022
Interest Expense
Related party loan J&N	$616,319	$546,952
Related party loan-CEO loan	204,952	185,525
Related party loan – Line of Credit	683,237	253,634

NOTE 10 – INCOME TAXES

The Company has incurred aggregate net operating losses of approximately $33,922,898 million for income tax purposes as of December 31, 2023. The net operating losses carry forward for United States income taxes, which may be available to reduce future years’ taxable income. Management believes that the realization of the benefits from these losses appears not more than likely due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as necessary.

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the years ended December 31, 2023 and 2022. The company has yet to file income taxes for the year ended December 31, 2023.

December 31, 2023
U.S. federal statutory rate	21.0%
Increase (decrease) in taxes resulting from:
Increase in valuation allowance	(21.9)%
ROU Assets/Liabilities	(2.7)%
State taxes	3.6%
Income tax (expense) benefit	-%

The Company provided a valuation allowance equal to the deferred income tax asset for the year ended December 31, 2023, because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. The increase in the allowance was $8.015 million in fiscal 2023. Additionally, the future utilization of the net operating loss carryforward to offset future taxable income may be subject to an annual limitation, based upon IRC Section 382/383 Ownership change rules that may have or could occur in the future. The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position.

NOTE 13 – SUBSEQUENT EVENTS

On January 1, 2024 Company decided to not move forward with the Pur Life Medical deal as the deal terms could not be met. The Company was sold to a private company owned by PLSH CEO and President of which they own 35% each.

In March 5, 2024 the Company came to agreement with its previous Preferred A shareholder to resolve the $100,000 debt outstanding. The Company agreed to settle this debt for 666,000 restricted common shares.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, under the supervision and with the participation of our principal executive officer and financial officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. In designing and evaluating the disclosure controls and procedures, management recognizes that because of inherent limitations, any controls and procedures, no matter how well designed and operated, may not prevent or detect misstatements and can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Management’s Assessment of the Effectiveness of the Company’s internal Control over Financial Reporting

Our principal executive officer and financial officer concluded that our disclosure controls and procedures were not effective to ensure that the information relating to us is required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management to allow timely decisions regarding required disclosure as a result of the following material weaknesses in our internal control over financial reporting:

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

Item 9B. Other Information

None.

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of March 15, 2023.

Name	Age	Present Positions
Leslie Buttorff	66	CEO and Chairman
Lawrence J. Wert	66	Director
Nick Cavarra	59	President
Nathan Berman	36	Controller

Directors

Our Board is currently comprised of two (2) members. The following biographical information discloses each director’s age, business experience and other directorships held during the past five years. It also includes the experiences, qualifications, attributes and skills that led to the conclusion that the individual should serve as our director.

Leslie Buttorff is our Chief Executive Officer and director since June 30, 2021. Ms. Buttorff has been the Chief Executive Officer of Panacea Life Sciences Holding s, Inc., a company which manufactures and develops pharma-grade hemp-related products since 2017. In addition, Ms. Buttorff has been the Chairman of the Board of Quintel-MC, Inc. a company that focuses on SAP ERP (Enterprise Resource Planning) implementations since 2002. Ms. Buttorff formed Quintel-MC, Inc. in 2002. Before establishing Quintel, Ms. Buttorff was the global practice leader for Arthur D. Little’s Utilities and Energy practice and was responsible for the alliance with Perot Systems. Ms. Buttorff is also a member of the Boards of Active Youth Network (provides revenue and enables information for sports teams, high schools and clubs) and JobZology (a CSU spinoff focused on matching people and jobs for employers). Ms. Buttorff was appointed to our Board as a result of her knowledge of the business, ownership and position with the Company.

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

Employees and Contractual Arrangements

As of January 1, 2018, we employ management and support staff, chemists, extraction specialists, lab technicians order fulfillment and sales executives. We are building our culture around a performance-based system, and unlike other cannabinoid companies we offer our employees personal time off (PTO) and health and dental benefits. We believe this is important in order to attract the best individuals for these roles. Overall, we currently have over 45 individuals working under PLSH.

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

On December 31, 2021, we entered into an updated Employment Agreement with Leslie Buttorff pursuant to which Ms. Buttorff serves as our Chief Executive Officer for an initial term of July 1, 2021, to December 31, 2024 (the “Employment Agreement). Under her Employment Agreement, Ms. Buttorff receives an annual base salary of $380,000. To date, Ms. Buttorff has not taken a salary and payments have accrued commencing in January 2021. In 2023, Ms. Buttorff received restricted stock in lieu of any employment compensation.

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

Director Compensation

Compensation of Directors Table

The following table shows the compensation paid during the year ended December 31, 2023 to our non-employee director.

Name		Stock Awards (No.)	Option Awards (No.)	Fees Earned or Paid in Cash ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total Shares

Leslie Buttorff	(a)	760,000	0	0	0	0	0	760,000
Executive Chairman
Lawrence J. Wert	(a)	300,000	0	0	0	0	0	300,000
Board Member

(a) Compensation was awarded in common stock.

Equity Awards at Year End

None.

Option Exercises and Stock Vested

Our named executive officers did not exercise any stock option awards during the year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of December 31, 2023, regarding the number of shares of our common stock beneficially owned by each director, each named executive officer and by all directors and executive officers as a group. Unless otherwise noted, each shareholder’s address is 5910 S. University Blvd, Suite C18-193, Greenwood Village, CO 80121, and each shareholder has sole voting power and investment power with respect to securities shown in the table below.

Title of class	Name of beneficial owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (1)
Named Executive Officers:

Common Stock	Leslie Buttorff (2)	1,359,899	7.71%

Common Stock	Nathan Berman (3)	67,749	0.38%

Common Stock	Nicholas J Cavarra (4)	796,957	4.52%

Directors:

Common Stock	Lawrence J. Wert (5)	607,868	3.45%

Common Stock	All directors and executive officers as a group (4 persons) (6)	2,035,516	16.06%

5% Stockholders:
Common Stock	J&N Real Estate Company LLC (7)	7,297,627	41.36%

(1)	Applicable percentages are based on 17,645,352 of common stock outstanding as of the March 15, 2023, excluding securities held by or for the account of the Company. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days after March 31, 2023, whether upon the exercise of options, warrants or conversion of notes. Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them. This table does not include any unvested stock options except for those vesting within 60 days.
(2)	Ms. Buttorff is our Chief Executive Officer, Chief Financial Officer and director.
(3) (4)	Mr. Berman is our Controller. Mr. Cavarra is our President.
(5)	Mr. Wert is a director.
(6)	Directors and Executive Officers as a group. This amount includes ownership by all directors and all current executive officers including those who are not Named Executive Officers under the SEC’s disclosure rules.
(7)	J & N Real Estate Company, LLC Ms. Buttorff is the owner. Address is 5910 South University Suite C18-193, Greenwood Village, CO 80121.

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

Year Ended:	Audit Services	Tax Fees	Other Fees
December 31, 2023	$201,000	n/a	n/a
December 31, 2022	$135,000	n/a	n/a

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

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a) Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
3.1	Amended Articles of Incorporation	8-K	7/7/21	3.1	Filed
3.2	Certificate of Amendment to its Amended and Restated Articles of Incorporation – name change and reverse stock split	8-K	10/29/21	3.1	Filed
3.3	Certificate of Designation for Series B-1 Preferred Stock	8-K	3/4/16	3.1	Filed
3.4	Certificate of Designation for Series B-2 Preferred Stock	8-K/A	2/17/16	3.2	Filed
3.5	Certificate of Designation for Series C Preferred Stock	10-Q	8/23/21	3.7	Filed
3.6	Certificate of Designation for Series C-1 Preferred Stock	10-Q	8/23/21	3.8	Filed
3.7	Certificate of Designation for Series C-2 Preferred Stock	8-K	10/29/21	3.2	Filed
3.8	Certificate of Designation for Series D Preferred Stock	10-Q	8/23/21	3.9	Filed
3.9	Certificate of Withdrawal for Series A Preferred Stock	10-Q	4/29/22	3.9	Filed
3.10	Certificate of Designation for Series N-7 Convertible Preferred Stock				Filed
3.11	Amended and Restated Bylaws	10-K	3/30/23	3.11	Filed
10.1	Form of Exchange Agreement**	8-K	3/4/22	10.1	Filed
10.2	Form of Original Issue Discount Senior Convertible Promissory Note	8-K	3/4/22	10.2	Filed
10.3	Form of Warrant	8-K	3/4/22	10.3	Filed
10.4	Form of Registration Rights Agreement**	8-K	3/4/22	10.4
10.5	Share Exchange Agreement	8-K	2/14/23		Furnished
10.6	Asset Purchase Agreement dated as of July 3, 2023**	8-K	7/10/23	10.1	Filed
10.7	Form of Pledge and Security Agreement	8-K	10/5/23	10.3	Filed
10.8	Form of Offset Agreement	8-K	10/5/23	10.5	Filed
10.9	Form of Leakout Agreement	8-K	10/5/23	10.6	Filed
10.10	Asset Purchase Agreement dated as of September 26, 2023**				Furnished
10.11	Release and Assignment Agreement dated November 10, 2023, by and between the Issuer and PUR Life Medical, Inc.	8-K	2/5/24	10.2	Filed

10.12	Asset Purchase Agreement dated January 29, 2024, by and between the Issuer and PLM Holdings, Inc.	8-K	2/5/24	10.3	Filed
10.13	Ex. 10.14 to 10-K__Form of Amendment No. 1 to Promissory Note dated March 5, 2024 by and between the Issuer and FirstFire Global Opportunities Fund LLC				Furnished
23.1	Consent of BF Borgers CPA PC				Filed
31.1	Certification of Principal Executive Officer and Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished***
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Panacea Life Sciences Holdings, Inc.

Date: April 1, 2024	By:	/s/ Leslie Buttorff
Leslie Buttorff
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

