Form 10-Q
period 2024-03-31
PANACEA LIFE SCIENCES HOLDINGS, INC.
filed 2024-05-06
CIK 1552189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,645,352 shares of common stock, par value $0.0001 per share, outstanding as May 1, 2024.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Panacea Life Sciences Holdings, Inc. and Subsidiary

Unaudited Condensed Consolidated Balance Sheets

	March 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$107,643	$100,922
Accounts receivable, net	270,851	263,970
Other receivables, related party	-	-
Inventory	4,062,827	4,013,525
Marketable securities related party	9,504	14,933
Prepaid expenses and other current assets	192,133	263,003
TOTAL CURRENT ASSETS	4,642,958	4,656,353

Operating lease right-of-use asset, net, related party	3,685,567	3,864,591
Property and equipment, net	6,069,570	6,448,068
Intangible assets, net	-	-
Goodwill	3,014,450	3,014,450
TOTAL ASSETS	$17,412,545	$17,983,462

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,178,214	$4,629,591
Operating lease liability, current portion, related party	3,055,134	2,913,781
Note payable-current, related party	11,772,259	11,397,617
First Bank note payable	287,111	292,942
Convertible note payable, net	-	115,000
Paycheck protection loan, SBA Loan	99,100	99,100
TOTAL CURRENT LIABILITIES:	20,391,818	19,448,031

Operating lease liability, long-term portion, related party	3,070,391	3,254,021
Other long-term liabilities, related party	3,572,864	3,572,864
TOTAL LIABILITIES	27,035,073	26,274,916

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Series A Preferred Stock: $0.0001 Par Value, 1,000 shares designated; 0 and 350 shares issued and outstanding on March 31, 2024 and December 31, 2023 respectively.	-	-
Series B-1 Preferred: $0.0001 Par Value, 32,000,000 shares designated; 1,500,000 and 1,500,000 shares issued and outstanding on March 31, 2024 and December 31, 2023 respectively.	150	150
Series B-2 Preferred: $0.0001 Par Value, 6,000,000 shares designated; 6,000,000 and 6,000,000 shares issued and outstanding on March 31, 2024 and December 31, 2023 respectively.	600	600
Series C Preferred: $0.0001 Par Value, 1,000,000 shares designated; 1,000,000 and 1,000,000 shares issued and outstanding on March 31, 2024 and December 31, 2023 respectively.	100	100
Series C-1 Preferred: $0.0001 Par Value, 10,000 shares designated and 10,000 and 10,000 shares issued and outstanding on March 31, 2024 and December 31, 2023 respectively.	1	1
Series C-2 Preferred: $0.0001 Par Value, 100 and 0 shares designated and 100 and 0 shares issued and outstanding on March 31, 2024 and December 31, 2023 respectively.	-	-
Series D Preferred: $0.0001 Par Value, 10,000 shares designated and 10,000 and 10,000 shares issued and outstanding on March 31, 2024 and December 31, 2023 respectively.	1	1
Series E Preferred: $0.0001 Par Value, 3,853,000 shares designated and 3,853,000 and 3,853,000 shares issued and outstanding on March 31, 2024 and December 31, 2023 respectively.	385	385
Common Stock: $0.0001 Par Value, 650,000,000 shares authorized; 18,311,352 and 17,645,352 shares issued and outstanding on March 31, 2024 and December 31, 2023 respectively.	1,832	1,765
Additional paid in capital	25,743,375	25,628,442
Accumulated deficit	(35,368,972)	(33,922,898)
TOTAL STOCKHOLDERS’ EQUITY	(9,622,528)	(8,291,454)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,412,545	$17,983,462

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Panacea Life Sciences Holdings, Inc. and Subsidiary

Unaudited Condensed Consolidated Statements of Operations

	Three months ended March 31
	2024	2023
REVENUE	$1,056,447	$677,481
COST OF SALES	390,282	451,872
GROSS PROFIT	666,165	225,609

OPERATING EXPENSES
Production related operating expenses	1,474,475	1,258,159
General and administrative expenses	249,038	257,413
TOTAL OPERATING EXPENSES	1,723,513	1,515,572

LOSS FROM OPERATIONS	(1,057,348)	(1,289,963)

OTHER INCOME (EXPENSES)
Interest expense	(429,672)	(380,157)
Unrealized gain (loss) on marketable securities, net	5,053	(182,255)
Realized gain (loss) on sale of securities	(376)	-
Other income (loss)	-	-
Employer retention credit	-	-
Rental Income	36,269	60,332
Gain on extinguishment of debt	-	748
TOTAL OTHER INCOME (EXPENSE)	(388,726)	(501,332)

INCOME (LOSS) BEFORE INCOME TAXES	(1,446,074)	(1,791,295)

TAXES	-	-

NET INCOME (LOSS)	$(1,446,074)	$(1,791,295)

Per-share data
Basic and diluted loss per share	$(0.09)	$(0.12)

Weighted average number of common shares outstanding	16,492,589	14,965,317

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PANACEA LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2023	12,838,350	$1,238	17,645,352	$1,765	$25,628,442	$(33,922,898)	$(8,291,454)
Shares issued in respect of the merger			-	-	-		-
Shares issued in settlement of convertible note	-	-	666,000	67	114,933		115,000
	-	-	-	-	-
Net Loss	-	-	-	-	-		(1,446,074)
Balance as of March 31, 2024	12,838,350	$1,238	18,311,352	$1,832	$25,743,375	$(33,922,898)	$(9,622,528)

Balance as of December 31, 2022	8,530,000	$853	14,965,317	$1,497	$23,760,704	$(25,907,597)	$(2,144,544)
Shares issued in respect of the merger	-	-	-	-	-	-	-
Issuance of common shares for services			-	-	-		-
Shares issued in settlement of convertible note	-	-	540,000	54	134,946		135,000
Net Loss	-	-	-	-	-	(1,791,295)	(1,791,295)
Balance as of March 31, 2023	8,530,000	$853	15,505,317	$1,551	$23,895,650	$(27,698,892)	$(3,800,839)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Panacea Life Sciences, Inc.

Statements of Cash Flows

	For the months ended March 31,
	2024	2023
Cash flows from operating activities
Net income (loss)	$(1,446,074)		$(1,791,295)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	383,498		422,554
Realized gain on sale of securities	376		-
Unrealized (gain)/loss on marketable securities	5,053		182,255
Amortization of debt discount and non-cash interest expense	-		38,329
Changes in operating assets and liabilities
Accounts receivable	(6,881)		(68,660)
Inventory	(49,302)		353,662
Prepaid expense and other assets	70,870		34,552
Accounts payable and accrued expenses	548,623		400,059
Operating lease liability, net	136,747		114,693
Net cash used in operating activities	(357,090)		(313,851)

Cash flows from investing activities
Net fixed asset acquisitions	(5,000)		(15,220)
Net Cash provided by (used in) investing activities	(5,000)		(15,220)

Cash flows from financing activities
Repayment of notes payable	(5,831)		(135,000)
Payments of principal on notes payable – related party	(74,000)		(65,000)
Proceeds from Notes payable - related party	448,642		595,352
Cash provided by financing activities	368,811		395,352

Net increase (decrease) in Cash and Cash Equivalents	6,721		66,281
Cash and Cash Equivalents, Beginning of Period	100,922		6,951
Cash and Cash Equivalents, End of Period	$107,643		$73,232

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes during the year	$-		$-
Interest payments during the year	$-		$-

Noncash investing and financing activity
Conversion of note payable to common stock	$(115,000)	$

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PANACEA LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial information, which includes consolidated unaudited interim financial statements and present the consolidated unaudited interim financial statements of the Company and its wholly-owned subsidiaries as of March 31, 2024. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. All intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, stockholders’ equity and cash flows as of March 31, 2024, and 2023, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Operating results for the three ended March 31, 2024 and 2023 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2024. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

Going concern

These unaudited condensed consolidated financial statements are presented on the basis that the Company will continue as a going concern. Panacea has combined with Panacea Life Sciences Holdings, Inc. so the below items reflect the consolidated company. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since our inception in later 2017, we have generated losses from operations. As of March 31, 2024, our accumulated deficit was $35.369 million, and we had $0.117 million in cash and liquid stock. These factors raise doubt about the Company’s ability to continue as a going concern for a period of 12 months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve or maintain profitable operations or become cash flow positive or raise additional debt and/or equity capital. In addition, due to insufficient revenue, we will need to obtain further funding through public or private equity offerings, debt financing, collaboration arrangements or other sources in order to maintain active business operations. We currently do not have sufficient cash flow to pay our ongoing financial obligations on a consistent basis. The issuance of any additional shares of Common Stock, preferred stock or convertible securities could be substantially dilutive to our shareholders. In addition, adequate additional funding may not be available to us on acceptable terms, or at all. These unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. There were no cash equivalents. The Company places its cash and cash equivalents with high-quality financial institutions. At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. On March 31, 2024, the Company’s cash balances did not exceed the FDIC limit.

Accounts Receivable

Accounts receivable are generally unsecured. The Company establishes an allowance for doubtful accounts receivable based on the age of outstanding invoices and management’s evaluation of collectability. Accounts are written off after all reasonable collection efforts have been exhausted and management concludes that likelihood of collection is remote. Any future recoveries are applied against the allowance for doubtful accounts. An allowance of $50,000 was taken at the beginning of 2024 to allow for any doubtful accounts to be expensed. As of March 31, 2024, $0 of this allowance was expensed. The Company’s accounts receivable policy changed in 2021 to only provide larger, well-established companies with Net 30 payment terms. For all other sales they are paid by credit card or wires received before the product is shipped to the customer.

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

Marketable securities

The Company’s marketable securities consists of 79,200 shares of XXII which are classified as available-for-sale and included in current assets as they are pledged to secure two promissory notes. Securities are valued based on market prices for identical assets using third party certified pricing sources. Available-for-sale securities are carried at fair value with unrealized and realized gains and losses reported as a component of income (loss). Realized gains and losses, if any, are calculated on the specific identification method and are included in other income in the condensed consolidated statements of operations.

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

The following table shows, by level within the fair value hierarchy, the Company’s assets and liabilities at fair value on a recurring basis as of March 31, 2024 and December 31, 2023:

	March 31, 2024				December 31, 2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Marketable securities	$9,504		$-	-	$14,933	$14,933	$-	$-
Total	$9,504		$-	$-	$14,933	$14,933	$-	$-

March 31, 2024
Balance at beginning of year	$14,933
Realized loss on marketable securities, net	376
Unrealized loss on marketable securities, net	5,053
Balance at end of period	$9,504

As of March 31, 2024, the Company has no liabilities that are re-measured at fair value.

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

Intangible Assets and Goodwill

Goodwill is comprised of the purchase price of business combinations in excess of the fair market value assigned at acquisition to the tangible and intangible assets acquired. Goodwill is not amortized. The Company tests goodwill for impairment on an annual basis. The Company performed its most recent goodwill impairment using a discounted cash flow analysis and found that the fair value exceeded the carrying value. It has $2.189 million of goodwill from the acquisition of the assets of Phoenix Life Sciences, Inc. in October 2017 and $0.825 million from the N7 acquisition.

Estimated Life
Goodwill from Phoenix Acquisition	Tested Yearly for Impairment
Goodwill from N7 Acquisition	Tested Yearly for Impairment

	March 31, 2024	December 31, 2023
Goodwill from Phoenix Acquisition	$2,188,810	$2,188,810
Goodwill from N7 Acquisition	825,640	825,640
Total	$3,014,450	$3,014,450

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

Some of the Company’s contract liabilities consist of advance customer payments. Contract liability results from transactions in which the Company has been paid for products by customers, but for which all revenue recognition criteria have not yet been met. Once all revenue recognition criteria have been met, the contract liabilities are recognized. The Company recorded $400,955 and $349,705 in advanced customer payments as of March 31, 2024, and December 31, 2023, respectively, and these amounts are included in the balance sheet line item of accounts payable and accrued expenses.

	March 31, 2024	December 31, 2023
Balance, beginning of period	$349,705	$368,065
Payments received for unearned revenue	143,469	156,298
Revenue earned	92,219	174,658

Balance, end of period	$400,955	$349,705

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

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with ASC 606. The amounts charged to customers for shipping products are recognized as revenues and the related freight costs of shipping products are classified in general and administrative costs as incurred. Shipping costs are included as a component of general and administrative and were $9,566 and $29,667 for the three months ended March 31, 2024 and 2023, respectively.

Advertising & Marketing

Advertising costs are expensed when incurred and are included in advertising and promotional expense in the accompanying statements of operations. Included in this category are expenses related to public relations, investor relations, new package design, website design, design of promotional materials, cost of trade shows, cost of products given away as promotional samples, and paid advertising. The Company recorded advertising costs included in general and administrative costs of $2,486 and $8,769 for the three months ended March 31, 2024 and 2023, respectively.

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

The following financial instruments were not included in the diluted loss per share calculation for the three months ended March 31, 2024 and 2023 because their effect was anti-dilutive:

	For the three months ended March 31,
	2024	2023
Restricted stock	1,793,483	107,993
Options to purchase common stock	536,854	401,854
Warrants to purchase common stock	1,078,573	1,107,250
Series B-1 Convertible Preferred	6,679	6,679
Series B-2 Convertible Preferred	26,786	26,786
Series C Convertible Preferred	2,289,220	2,289,220
Series C-1 Convertible Preferred	1,064,908	1,064,908
Series D Convertible Preferred	1,628,126	1,628,126
Series E Convertible Preferred	3,853,000	-
Total	12,277,629	6,632,816

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

NOTE 3 – PROPERTY, EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property and equipment, net including any major improvements, are recorded at historical cost. The cost of repairs and maintenance is charged against operations as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, generally as follows:

Estimated Life
Computers and technological assets	3 – 5 Years
Furniture and fixtures	3 – 5 Years
Machinery and equipment	5 – 10 Years
Leasehold improvement	10 Years

Property and equipment, net consists of the following:

	March 31, 2024	December 31, 2023
Computers and technological assets	$3,776,320	$3,776,320
Furniture and fixtures	166,830	161,830
Machinery and equipment	7,846,788	7,846,788
Land	92,222	92,222
Leasehold improvements	1,806,755	1,806,755
Total	13,688,915	13,683,915
Less accumulated depreciation	(7,619,345)	(7,235,847)
Total property and equipment, net	$6,069,570	$6,448,068

Depreciation expenses for the three-month period ended March 31, 2024 and 2023 were $383,498 and $422,554 respectively.

NOTE 4 - INVENTORY

Inventory consists of the following components:

	March 31, 2024	December 31, 2023
Raw Materials	$892,377	$850,362
Semi-Finished	1,785,949	1,870,978
Finished Goods	1,358,063	1,262,674
Packaging	26,438	29,511
Total	$4,062,827	$4,013,525

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

Below is a summary of our right of use assets and liabilities as of March 31, 2024.

	March 31, 2024	December 31, 2023
Right-of-use assets	$3,685,567	$3,864591

Present value of operating lease liabilities	$3,793,321	$3,972,696
Less: Long-term portion of operating lease liability	(3,070,391)	(3,254,021)
Short-term portion of operating lease liability	722,930,	718,675
Unpaid balances	2,300,802	2,185,758
Total short-term lease liability obligations	$3,023,732	$2,904,433
Weighted-average remaining lease term (Ends December 31, 2030)	5.76 years	5.96 years

Weighted-average discount rate		3.0%

During the three months ended March 31, 2024 and 2023, we recognized approximately $437,752 and $114,693 respectively in operating lease costs. Operating lease costs are included in operating expenses in our consolidated statement of operations.

Approximate future minimum lease payments for our right of use assets over the remaining lease periods as of March 31, 2024, are as follows:

2024	621,570
2025	830,307
2026	764,830
2027	474,122
Thereafter	1,451,002
Total undiscounted operating lease payments	4,141,831
Less: Imputed interest	(348,510)
Present value of operating lease liabilities	$3,793,321

NOTE 6 – NOTES PAYABLE

Paycheck Protection Program Funding U.S. Small Business Administration Loan

On May 28, 2020, the Company received a secured, 30-year, Economic Injury Disaster Loan in the amount of $99,100 from the U.S. Small Business Administration. The loan carries interest at a rate of 3.75% per year and matures in 30 years. The SBA loan is secured by a security interest in the Company’s tangible and intangible assets. As of March 31, 2024 the current principal balance of this note amounted to $99,100 and accrued interest was approximately $2,047.

Notes payable – related party and other liabilities.

As part of the Exchange Agreement certain loan balances (“J&N Loans”) from J&N Real Estate LLC, an affiliate of the Company’s CEO, (“J&N”) and historical interest owed of $1,932,358 were combined into a new promissory note with the principal amount of $4.062 million. The J&N Note bears annual interest at 12% and was secured by a pledge of certain XXII common stock owned by Panacea.

On June 30, 2021, the Company issued its CEO, Ms. Buttorff, a 10% promissory note in the amount of $1,685,685 (the “Buttorff Note”). This demand note replaced a prior working capital note that the Company had issued on January 1, 2021. On July 1, 2021, the Company issued Ms. Buttorff a 10%, $1 million line of credit note at 10% annual rate which Ms. Buttorff has since increased and has extended (see Note 6 – Notes Payable – Buttorff Note). The Company’s line of credit from Ms. Buttorff increased to $8,000,000 on July 1, 2022. The terms include an annual interest rate of 10% and a maturity date in 2025.

	March 31, 2024	December 31, 2023
J&N Note	$4,062,713	$4,062,713
CEO Note	7,709,546	7,334,904
Total related party notes	$11,772,259	$11,397,617

Other long-term liabilities, related party

The Company has recorded a related party liability (“Fixed Asset Loan”) in the amounts of $3,059,474 as of March 31, 2024 and December 31, 2023, respectively, relating to SAP software and support fees which were paid by an affiliate company of the CEO. The maturity date has not yet been determined. The Company is no longer paying any fees related to these services.

In 2020, the Company recorded an additional related party liability in the amount of $513,390 in respect to certain building improvements, due to J&N Real Estate Company (a company owned by the CEO) (“J&N Building Loan”). This balance bears no interest and the maturity date has not yet been determined.

	March 31, 2024	December 31, 2023
Other long-term liabilities, related party
Fixed Asset Loan	$3,059,474	$3,059,474
J&N Building Loan	513,390	513,390
Total	$3,572,864	$3,572,864

NOTE 7 - STOCKHOLDERS’ EQUITY

Common stock

The Company’s authorized common stock consists of 650,000,000 shares with a par value of $0.0001 per share.

During the three months ended March 31, 2024, the Company issued 666,000 shares of common stock in respect of the settlement of the convertible note payable.

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

Stock Options

A summary of the stock option activity is presented below:

	Options Outstanding as of March 31, 2024
	Number of Shares Subject to Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Balance on December 31, 2023	551,854	$1.84	3.18	$
Options granted	-	-	-		-
Options exercised	-	-	-		-
Options canceled / expired	15,000	-	-		-
Balance on March 31, 2024	536,854	$1.88	2.91	$

Vested and exercisable at March 31, 2024	196,491	$1.88	2.91	$

The Company’s outstanding warrants as of March 31, 2024, are summarized as follows, and all were exercisable at that date.

	Warrants Outstanding as of March 31, 2024
	Number of Shares Subject to Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Balance on December 31, 2023	1,104,243	$1.70	3.16	-
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options canceled / expired	25,670	5.60	-	-
Balance at March 31, 2024	1,078,573	$1.70	2.92	$-

Vested and exercisable at March 31, 2024	1,078,573	$1.70	2.92	$-

As of March 31, 2024, the outstanding warrants had no intrinsic value.

Restricted Stock

A summary of the restricted stock activity is presented below:

Restricted Stock Common Stock
Balance at December 31, 2023	107,993
Balance at March 31, 2024	107,993

As of March 31, 2024, there were no unamortized or unvested stock-based compensation costs related to restricted share arrangements.

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Legal Matters

In the ordinary course of business, the Company enters into agreements with third parties that include indemnification provisions which, in its judgment, are normal and customary for companies in the Company’s industry sector. These agreements are typically with business partners, and suppliers. Pursuant to these agreements, the Company generally agrees to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to the Company’s products, use of such products, or other actions taken or omitted by us. The maximum potential number of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, the Company has no liabilities recorded for these provisions as of March 31, 2024.

Concentrations

The Company has no contingencies, material commitments, purchase obligations, or sales obligations.

On the revenue side, in the three months ended March 31, 2024, we have a concentration of two customers.

Both are contract manufacturing customers who represent 46% and 13% of revenues. In the three months ended March 31, 2023, we had a concentration of two customers. Both are contract manufacturing customers who represent 31% and 13% of revenues.

The other concentration is in the accounts receivable category, where two customers account for 54% of total receivables. . One customer is unique in that we produced all of the products for them to sell, and they pay Panacea as the items are sold in the ecommerce marketplace. Thus, until their inventory is depleted, we will have accounts receivable. This customer receivable is 22% of the 54%. The other is a tenant who subleases space and accounts for 31% of the total receivables.

NOTE 9 - RELATED PARTY TRANSACTIONS

Notes Payable and Accrued Interest – Related Parties

For information on related party loans to the Company and other related party transactions, see Notes 5 and 6, Operating Lease and Notes Payable.

The accrued interest and interest expenses recorded for related party loans are shown below.

	March 31, 2024	December 31, 2023
Accrued Interest
Related party loan-J&N	$1,579,136	$1,413,210
Related party loan-CEO loan	531,044	476,536
Related party loan – Line of credit	1,164,347	964,486

	Three months ended March 31, 2024	Three months ended March 31, 2023
Interest Expense
Related party loan-J&N	$165,926	$147,251
Related party loan-CEO loan	54,507	49,341
Related party loan – Line of Credit	199,861	144,956

NOTE 10– SUBSEQUENT EVENTS

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

Results of Operations

Set forth below is the discussion of the results of operations of the Company for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The information which follows relates to the operations of Panacea, which under applicable accounting rules are treated as the operation of the Company.

Three Months Ended March 31, 2024 and 2023

Net Revenues

In 2024 our revenues predominately came from contract manufacturing of nutraceutical products. Revenue consists of sales of our six category of brand products, white label and contract manufacturing sales to other companies, raw material sales (distillate and isolate), tolling products, and leasing space. We also have revenue from non-CBD nutraceutical companies.

Our revenues for the three months ended March 31, 2024, increased by $378,966, or 56%, to $1,056,447as compared to $677,481 for the three months ended March 31, 2023. The increase in sales in 2023 was due to an increase in manufacturing of non-CBD nutraceutical products.

Cost of Sales

Cost of sales for the three months ended March 31, 2024, decreased by $61,590 or 14% to 390,282 as compared to $451,872 for the three months ended March 31, 2023. The decrease in cost of sales was due primarily to lower raw material prices due to larger volume purchases for non-CBD contract manufacturing ingredients.

Operating Expenses

Operating expenses for the three months ended March 31, 2024, increased by $212,458, or 14%, to $1,728,030 as compared to $1,515,572 for the three months ended March 31, 2023. The increase in operating expenses is primarily due to increased production related operating expenses as well as increased general and administrative expenses.

Production related operating expenses for the three months ended March 31, 2024, increased by $216,316, or 17%, to 1,474,475 as compared to 1,258,159 during the three months ended March 31, 2023. The increase in production related operating expenses is primarily due to increased head count and increased labor costs.

General and administrative expenses for the three months ended March 31, 2024, decreased by $3,858, or 1%, to $ 353,555 as compared to $257,413during the three months ended March 31, 2023. This change is immaterial.

Other income (expense)

Other income (expense) for the three months ended March 31, 2024, decreased by $117,123 or 23% to ($384,209) as compared to ($501,332) for the three months ended March 31, 2023. The decrease in other income is primarily due to the unrealized loss of marketable securities held (XXII: NASDAQ).

Liquidity and Capital Resources

Cash flows from operating activities

The largest source of operating cash is from our customers. A large majority of our customers purchase CBD on-line, so credit card payments are collected and paid within 1-2 business days. Other white label and contract manufacturing customers pay before the products are released. Some larger customers have either net 10-, 2%- or 30-day net terms. Net cash used in operating activities was $357,090 and $313,851 for three months ended March 31 for 2024 and 2023, respectively. Approximately $0.854 million of our $1.446 million net loss in 2024 was non-cash.

Cash flows from investing activities

Cash outlay for the acquisition of fixed assets comprised the majority of this category and were $5,000 and $15,220 for the three months ended March 31, 2024, and 2023, respectively.

Cash flows from financing activities

Net cash provided by financing activities for the three months ended March 31, 2024 was $368,811. For the same period in 2023 the financing was $395,352. In both years the primary financing was cash provided by Company’s CEO.

Liquidity and Capital Resources

On March 31, 2024, we had $0.117 million in cash and liquid stock of XXII. Our Chief Executive Officer holds the XXII shares pursuant to the pledge agreement and has the power at any time to permit us to sell the shares to provide working capital. We have borrowed substantial sums from Leslie Buttorff, our Chief Executive Officer, to meet its working capital obligations. On June 30, 2021, Panacea issued an affiliate of Ms. Buttorff a 12% demand promissory note for $4.063 million and issued Ms. Buttorff a 10% demand promissory note for $1.624 million secured by a pledge of certain XXII common stock owned by Panacea. Additionally, we have a line of credit with Ms. Buttorff through which it may borrow up to $8 million at a 10% annual interest rate.

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

Off Balance Sheet Arrangements

As of March 31, 2024, we had no material off-balance sheet arrangements.

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

Although forward-looking statements in this Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Further information on the risks and uncertainties affecting our business is contained in our filings with the SEC, including this Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. Such risks, uncertainties and changes in condition, significance, value, and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report and are based on information currently and reasonably known to us. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that may arise after the date of this Report, other than as required by law. Readers are urged to carefully review and consider the various disclosures made in this Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
3.1	Amended Articles of Incorporation	8-K	7/7/21	3.1	Filed
3.2	Certificate of Amendment to its Amended and Restated Articles of Incorporation – name change and reverse stock split	8-K	10/29/21	3.1	Filed
3.3	Certificate of Designation for Series B-1 Preferred Stock	8-K	3/4/16	3.1	Filed
3.4	Certificate of Designation for Series B-2 Preferred Stock	8-K/A	2/17/16	3.2	Filed
3.5	Certificate of Designation for Series C Preferred Stock	10-Q	8/23/21	3.7	Filed
3.6	Certificate of Designation for Series C-1 Preferred Stock	10-Q	8/23/21	3.8	Filed
3.7	Certificate of Designation for Series C-2 Preferred Stock	8-K	10/29/21	3.2	Filed
3.8	Certificate of Designation for Series D Preferred Stock	10-Q	8/23/21	3.9	Filed
3.9	Certificate of Withdrawal for Series A Preferred Stock	10-K/A	4/29/22	3.10	Filed
3.10	Certificate of Designation for Series N-7 Convertible Preferred Stock	10-K	4/1/24	3.10	Filed
3.11	Amended and Restated Bylaws	10-K	3/30/23	3.2	Filed
4.1	Description of securities registered under Section 12 of the Exchange Act of 1934	10-K	3/30/23	4.1	Filed
10.1	Form of Exchange Agreement**	8-K	3/4/22	10.1	Filed
10.2	Form of Original Issue Discount Senior Convertible Promissory Note	8-K	3/4/22	10.2	Filed
10.3	Form of Warrant	8-K	3/4/22	10.3	Filed
10.4	Form of Registration Rights Agreement**	8-K	3/4/22	10.4
10.5	Share Exchange Agreement	8-K	2/18/21	10.2	Filed
10.6	Asset Purchase Agreement dated as of July 3, 2023**	8-K	7/10/23	10.1	Filed
10.7	Form of Pledge and Security Agreement	8-K	10/5/23	10.3	Filed
10.8	Form of Offset Agreement	8-K	10/5/23	10.5	Filed
10.9	Form of Leakout Agreement	8-K	10/5/23	10.6	Filed
10.10	Asset Purchase Agreement dated as of September 26, 2023	10-K	4/1/24	10.10	Filed
10.11	Release and Assignment Agreement dated November 10, 2023, by and between the Issuer and PUR Life Medical, Inc.	8-K	2/5/24	10.2	Filed

10.12	Asset Purchase Agreement dated January 29, 2024, by and between the Issuer and PLM Holdings, Inc.	8-K	2/5/24	10.3	Filed
10.13	Ex. 10.14 to 10-K__Form of Amendment No. 1 to Promissory Note dated March 5, 2024 by and between the Issuer and FirstFire Global Opportunities Fund LLC	10-K	4/1/24	10.13	Filed
10.14	Amended and Restated 2021 Equity Incentive Plan*	10-K	3/30/23	10.20	Filed
31.1	Certification of Principal Executive Officer and Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished***
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Panacea Life Sciences Holdings, Inc.

May 6, 2024	/s/ Leslie Buttorff
Leslie Buttorff
Chief Executive Officer

